Form 10-Q
period 2014-09-30
TabacaleraYsidron, Inc.
filed 2014-11-19
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

Commission file number: 333-192060

TabacaleraYsidron, Inc.
(Exact name of Registrant as specified in its Charter)

Nevada	43-3797537
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

100 Europa Drive, Ste. 455, Chapel Hill, NC	27517
(Address of Principal Executive Offices)	(Zip Code)

919-933-2720
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes.  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer “in Rule 12b-2 of the Exchange Act (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Act of 1934) (check one)

Yes ☐  No ☒

The number of shares of the Registrant’s Common Stock outstanding as of November 18, 2014 was 7,745,000, all of one class, $0 .0001 par value per share.

TABACALERAYSIDRON, INC.

TABACALERAYSIDRON, INC.

PART I- FINANCIAL INFORMATION

TABACALERAYSIDRON, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$8,150	$21,491
Inventory	-	5,182
Total Current Assets	8,150	26,673

Total Assets	$8,150	$26,673

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$122,615	$66,407
Total Current Liabilities	122,615	66,407

Total Liabilities	122,615	66,407

Commitments and Contingencies (See Note 3)

Stockholders' Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 7,745,000 issued and outstanding at September 30, 2014 and March 31, 2014, respectively	775	775
Additional paid-in capital	772,025	769,425
Accumulated deficit	(887,265)	(809,934)
Total Stockholders' Deficit	(114,465)	(39,734)

Total Liabilities and Stockholders' Deficit	$8,150	$26,673

See accompanying notes to condensed consolidated unaudited financial statements.

TABACALERAYSIDRON, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$-	$-	$546	$-

Cost of Revenue	-	-	(5,182)	-

Gross Loss	-	-	(4,636)	-

Operating Expenses
Professional fees	26,589	21,663	34,989	27,515
General and administrative	18,844	17,250	37,706	33,831
Total Operating Expenses	45,433	38,913	72,695	61,346

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(45,433)	(38,913)	(77,331)	(61,346)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(45,433)	$(38,913)	$(77,331)	$(61,346)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the year - Basic and Diluted	7,745,000	7,745,000	7,745,000	7,745,000

See accompanying notes to condensed consolidated unaudited financial statements.

TABACALERAYSIDRON, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Deficit

For the six months ended September 30, 2014

(Unaudited)

	Preferred Stock		Common stock		Additional		Total
					paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, March 31, 2014	-	$-	7,745,000	$775	$769,425	$(809,934)	$(39,734)

In kind contribution of services	-	-	-	-	2,600	-	2,600

Net loss for the six months ended September 30, 2014	-	-	-	-	-	(77,331)	(77,331)

Balance, September 30, 2014	-	$-	7,745,000	$775	$772,025	$(887,265)	$(114,465)

See accompanying notes to condensed consolidated unaudited financial statements.

TABACALERAYSIDRON, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30, 2014	September 30, 2013
Cash Flows From Operating Activities:
Net Loss	$(77,331)	$(61,346)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	2,600	2,600
Impairment on inventory	4,912	-
Changes in operating assets and liabilities:
Decrease in inventory	270	-
Increase in accounts payable	56,208	24,552
Net Cash Used In Operating Activities	(13,341)	(34,194)

Net Decrease in Cash	(13,341)	(34,194)

Cash at Beginning of Year/Period	21,491	74,297

Cash at End of Year/Period	$8,150	$40,103

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements.

TABACALERAYSIDRON, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

TabacaleraYsidron, Inc. (the "Company") was incorporated under the laws of the State of Nevada on November 8, 2011 to purchase and distribute premium cigars. Premium cigars are defined as those that are hand-rolled from highest grade whole-leaf tobacco and sell for more than $5 per cigar at retail.

Epicurean Cigars, Inc. was incorporated under the laws of the State of Nevada on November 15, 2011.

(B) Principles of Consolidation

The accompanying condensed consolidated unaudited financial statements include the accounts of TabacaleraYsidron, Inc. and its wholly owned subsidiary, Epicurean Cigars, Inc. (collectively, the “Company”).  All intercompany accounts have been eliminated upon consolidation.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include impairment of inventory, valuation of in kind contribution of services and valuation of deferred tax assets. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2014 and March 31, 2014, the Company had no cash equivalents.

(E) Inventories

Inventory consists primarily of finished goods and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale. Inventory is periodically reviewed in order to identify obsolete or damaged inventory and impaired values. During the six months ended September 30, 2014, the Company recorded an impairment on inventory of $4,912.

TABACALERAYSIDRON, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of September 30, 2014 and 2013, there were no common share equivalents outstanding.

(G) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(H) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company generates revenue from the sale of cigars upon delivery of cigars to the customer.

(I) Concentration of Credit Risk

For the six months ended September 30, 2014 the cigar sales to one customer accounted for 100% of revenues. There were no revenues for the six months ended September 30, 2013.

(J) Fair Value of Financial Investments

The carrying amounts of the Company’s financial instruments including accounts payable, approximate fair value due to the relatively short period of maturity for these instruments.

TABACALERAYSIDRON, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

(K) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and non-public entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 2	STOCKHOLDERS’ DEFICIT

(A) Preferred Stock

The Company was incorporated on November 8, 2011. The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors.

TABACALERAYSIDRON, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

(B) In-Kind Contribution of Services

For the six months ended September 30, 2014, Ramon Tejeda, the President of the Company contributed services having a fair value of $2,600 (See Note 4).

NOTE 3	COMMITMENTS

(A) Consulting Agreements

On November 8, 2011 the Company entered into a consulting agreement to receive administrative and other miscellaneous services. The Company is required to pay $5,000 a month. The agreement is to remain in effect unless either party desires to cancel the agreement.

NOTE 4	RELATED PARTY TRANSACTIONS

For the six months ended September 30, 2014, Ramon Tejeda, the President of the Company contributed services having a fair value of $2,600 (See Note 2(B)).

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company has minimal operations, has negative working capital and stockholders’ deficit of $114,465, used cash in operations of $13,341 and has a net loss of $77,331 for the six months ended September 30, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the headings “Risk Factors” and elsewhere in this Quarterly Report on Form 10Q, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements in this Quarterly Report on Form 10Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected results. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company’s filings with the Securities and Exchange Commission, press releases, and /or other public communications. Unless the context otherwise requires, the words “Tabacalera” the “Company”, “we”, “us”, and “our”, refer to TabacaleraYsidron, Inc.

Plan of Operations

TabacaleraYsidron was established in November 2011 to introduce premium cigars to the United States as a cigar broker. Beginning in early 2007, the Company’s founders sought to develop a cigar that would appeal to aficionados of high-quality, hand-rolled, premium cigars. Through TabacaleraYsidron, the Company intends to introduce premium cigars to build sales of private label cigars as a cigar broker. The Company conducts its business principally through one operating subsidiary: Epicurean Cigars, Inc. which is the Company’s U.S. sales and marketing organization. Epicurean Cigars, Inc. is a wholly owned subsidiary of TabacaleraYsidron, Inc.

The Company has a relationship with Plasencia, a cigar manufacturer in Esteli, Nicaragua. Plasencia will produce Epicurean Cigars rolled with tobacco grown in northern Nicaragua, where the country’s best tobacco is grown. Nicaragua is recognized internationally by the quality of its cigars. Plasencia is particularly skilled at marrying Nicaragua tobacco with the Cuban tradition and expertise in the manufacturing process.

The Company has a three part approach to building business over the next twelve months. The first will be to use our former CEO, Steve Ysidron and our current CEO, Ramon Tejeda’s contact base of over 1,200 retail customers to promote orders for cigars. We anticipate that this will require little upfront money on the part of the company. The primary contact will be made through fliers delivered by mail and email to the retail establishments. After these retailers have demonstrated an interest in our products, we will put them in contact with our wholesalers, who will complete the order.

The Company has budgeted $1,000 for the cost of this marketing approach to the business. The funds will cover the cost of designing a brochure that can be printed or emailed. The Company does not anticipate using glossy 4 color paper for the flier but instead a design that will be useable both as an email attachment and as a flier to send to potential customers. The company is continuing work on a brochure that it hopes to provide to the wholesaler to use in their marketing efforts.

The second approach of the Company is to contact every golf course in North Carolina initially with an opportunity to sell cigars in the golf shop. There is one golf resort in North Carolina that has already expressed an interest in selling cigars to guests. Mr. Tejeda is working through the details with this resort on pricing and display and restocking issues. All purchases of cigars will be made through our wholesalers.

The third approach is to establish relationships with wholesalers who are interested in carrying our products and marketing them to retailers. We will work with these wholesalers closely, in order to maximize sales. To date, we have a relationship with one wholesaler, LJ Zucca Enterprises. We do not have a written agreement with LJ Zucca Enterprises.

Results of Operations

For the six months ended September 30, 2014 and September 30, 2013

A summary of our operations for the six months ended September 30, 2014 and 2013 follows:

	2014	2013

Revenue	$546	$-
Professional Fees	34,989	27,515
General and administrative	37,706	33,831
Total Operating Expenses	72,695	61,346
Net Loss	$(77,331)	$(61,346)

Revenues

For the six months ended September 30, 2014 and September 30, 2013 the Company generated $546 in revenue and $0 respectively.

Total Operating Expenses

Total operating expenses for the six months ended September 30, 2014 and September 30, 2013 were $ 72,695 and $ 61,346 respectively, representing an increase of $11,349. This increase in total operating expenses is mostly attributable to an increase in professional fees.

Net Loss

Net loss for the six months ended September 30, 2014 and September 30, 2013 were ( $ 77,331) and ( $61,346) respectively. The increase in net loss is mostly attributable to the increase in operating expenses.

Capital Resources and Liquidity

The Company has $8,150 of cash on hand as of September 30, 2014. We currently have very limited cash to continue operations for 12 months.

We intend to rely upon the issuance of common stock and loans and advances from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding, and there can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

We will need substantial additional capital to fund our operations in future periods. In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

As reflected in the accompanying financial statements, the Company has minimal operations, has negative working capital and stockholders’ deficit of $114,465, used cash in operations of $13,341 and has a net loss of $77,331 for the six months ended September 30, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the six months ended September 30, 2014 we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition

The Company will recognize revenue on arrangement in accordance with FASB ASC No. 605, “Revenue Recognition.” In all cases, revenue is recognized when delivery of goods or completion of services has occurred, provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes. It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties. The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States. All of the Company’s tax years since inception remain subject to examination by Federal and state jurisdictions.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable, approximate fair value due to the relatively short period of maturity for these instruments.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and non-public entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 (e) of Regulation S-K (229.305 (e)) the Company is not required to provide the information required by this item as it is “smaller reporting company” as defined by Rule 229.10(f)(1).

ITEM 4	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurances that information required to be disclosed by the Company under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in its periodic reports that are filed under the Exchange Act is accumulated and communicated to our Principal Executive Officer, as appropriate to allow timely decisions regarding financial disclosure.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management including our Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures ( as defined in Rules 13a – 15(e) and 15d-15(e) under the Exchange Act ) Based on the evaluation, the Company’s Chief Executive Offer has concluded that the Company’s disclosure controls and procedures are designed to provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls over financial reporting

There were no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the six months ended September 30, 2014.

From time to time, the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

ITEM I A – RISK FACTORS

Not required of smaller reporting companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. Of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF	XBRL Taxonomy Definitions Linkbase Document

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TabacaleraYsidron, Inc.
(Registrant)

/s/ Ramon Tejeda

Ramon Tejeda
Title: President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

November 19, 2014

