Form 10-Q
period 2014-12-31
TabacaleraYsidron, Inc.
filed 2015-02-13
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

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

The number of shares of the Registrant’s Common Stock outstanding as of February 13, 2015 was 7,745,000, all of one class, $0.0001 par value per share.

TABACALERAYSIDRON, INC.

TABACALERAYSIDRON, INC.

PART I- FINANCIAL INFORMATION

TABACALERAYSIDRON, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	December 31, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$2,331	$21,491
Inventory	-	5,182
Total Current Assets	2,331	26,673

Total Assets	$2,331	$26,673

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$150,859	$66,407
Note payable	2,500	-
Total Current Liabilities	153,359	66,407

Total Liabilities	153,359	66,407

Commitments and Contingencies (See Note 4)

Stockholders' Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 7,745,000 issued and outstanding at December 31, 2014 and March 31, 2014, respectively	775	775
Additional paid-in capital	773,325	769,425
Accumulated deficit	(925,128)	(809,934)
Total Stockholders' Deficit	(151,028)	(39,734)

Total Liabilities and Stockholders' Deficit	$2,331	$26,673

See accompanying notes to condensed consolidated unaudited financial statements

TABACALERAYSIDRON, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Revenue	$-	$-	$546	$-

Cost of Revenue	-	-	(5,182)	-

Gross Profit	-	-	(4,636)	-

Operating Expenses
Professional fees	2,837	1,538	37,826	29,053
General and administrative	35,026	18,262	72,732	52,093
Total Operating Expenses	37,863	19,800	110,558	81,146

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(37,863)	(19,800)	(115,194)	(81,146)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(37,863)	$(19,800)	$(115,194)	$(81,146)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the year - Basic and Diluted	7,745,000	7,745,000	7,745,000	7,745,000

See accompanying notes to condensed consolidated unaudited financial statements

TABACALERAYSIDRON, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Deficit

For the nine months ended December 31, 2014

(Unaudited)

	Preferred Stock		Common stock		Additional		Total
					paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, March 31, 2014	-	$-	7,745,000	$775	$769,425	$(809,934)	$(39,734)

In kind contribution of services	-	-	-	-	3,900	-	3,900

Net loss for the nine months ended December 31, 2014	-	-	-	-	-	(115,194)	(115,194)

Balance, December 31, 2014	-	$-	7,745,000	$775	$773,325	$(925,128)	$(151,028)

See accompanying notes to condensed consolidated unaudited financial statements

TABACALERAYSIDRON, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	December 31, 2014	December 31, 2013
Cash Flows From Operating Activities:
Net Loss	$(115,194)	$(81,146)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	3,900	3,900
Impairment on inventory	4,912	-
Changes in operating assets and liabilities:
Decrease in inventory	270	-
Increase in accounts payable	84,452	26,638
Net Cash Used In Operating Activities	(21,660)	(50,608)

Cash Flows From Financing Activities:
Proceeds from note payable	2,500	-
Net Cash Provided by Financing Activities	2,500	-

Net Decrease in Cash	(19,160)	(50,608)

Cash at Beginning of Year/Period	21,491	74,297

Cash at End of Year/Period	$2,331	$23,689

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements

TABACALERAYSIDRON, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

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

TabacaleraYsidron, Inc. (the "Company") was incorporated under the laws of the State of Nevada on November 8, 2011 to purchase and distribute premium cigars. Premium cigars are defined as those that are hand-rolled from the highest grade whole-leaf tobacco and sell for more than $5 per cigar at retail.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and March 31, 2014, the Company had no cash equivalents.

(E) Inventories

Inventory consists primarily of finished goods and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale. Inventory is periodically reviewed in order to identify obsolete or damaged inventory and impaired values. During the nine months ended December 31, 2014, the Company recorded an impairment on inventory of $4,912.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of December 31, 2014 and 2013, there were no common share equivalents outstanding.

TABACALERAYSIDRON, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

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

(I) Concentration of Credit Risk

For the nine months ended December 31, 2014 the cigar sales to one customer accounted for 100% of revenues. There were no revenues for the nine months ended December 31, 2013.

(J) Fair Value of Financial Investments

The carrying amounts of the Company’s financial instruments including accounts payable and note payable, approximate fair value due to the relatively short period of maturity for these instruments.

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

 In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

TABACALERAYSIDRON, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and non-public entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

(B) In-Kind Contribution of Services

For the nine months ended December 31, 2014, Ramon Tejeda, the President of the Company contributed services having a fair value of $3,900 (See Note 5).

NOTE 3	NOTES PAYABLE

During the nine months ended December 31, 2014, the Company issued an unsecured promissory note in the amount of $2,500 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand.

NOTE 4	COMMITMENTS

(A) Consulting Agreements

On November 8, 2011 the Company entered into a consulting agreement to receive administrative and other miscellaneous services. The Company is required to pay $5,000 a month. The agreement is to remain in effect unless either party desires to cancel the agreement.

TABACALERAYSIDRON, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

NOTE 5	RELATED PARTY TRANSACTIONS

For the nine months ended December 31, 2014, Ramon Tejeda, the President of the Company contributed services having a fair value of $3,900 (See Note 2(B)).

NOTE 6	GOING CONCERN

As reflected in the accompanying financial statements, the Company has minimal operations, has negative working capital and stockholders’ deficit of $151,028, used cash in operations of $21,660 and has a net loss of $115,194 for the nine months ended December 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7	SUBSEQUENT EVENT

On February 11, 2015, the Company issued an unsecured promissory note in the amount of $15,000 to an unrelated party. Pursuant to the terms of the note, the note bears interest at a rate of 3.5% per annum and is due on demand.

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

Results of Operations

For the nine months ended December 31, 2014 and December 31, 2013

A summary of our operations for the nine months ended December 31, 2014 and 2013 follows:

	2014	2013

Revenue	$546	$-
Professional Fees	37,826	29,053
General and administrative	72,732	52,093
Total Operating Expenses	110,558	81,146
Net Loss	$(115,194)	$(81,146)

Revenues

For the nine months ended December 31, 2014 and December 31, 2013 the Company generated $546 in revenue and $0 respectively.

Total Operating Expenses

Total operating expenses for the nine months ended December 31, 2014 and December 31, 2013 were $ 110,558 and $81,146 respectively, representing an increase of $29,412. This increase in total operating expenses is mostly attributable to an increase in general and administrative fees.

Net Loss

Net loss for the nine months ended December 31, 2014 and December 31, 2013 were ($115,194) and ($81,146) respectively. The increase in net loss is mostly attributable to the increase in operating expenses.

For the three months ended December 31, 2014 and December 31, 2013

A summary of our operations for the three months ended December 31, 2014 and 2013 follows:

	2014	2013

Revenue	$-	$-
Professional Fees	2,837	1,538
General and administrative	35,026	18,262
Total Operating Expenses	37,863	19,800
Net Loss	$(37,863)	$(19,800)

Revenues

For the three months ended December 31, 2014 and December 31, 2013 the Company generated $0 in revenue.

Total Operating Expenses

Total operating expenses for the three months ended December 31, 2014 and December 31, 2013 were $37,863 and $19,800 respectively, representing an increase of $18,063. This increase in total operating expenses is mostly attributable to an increase in general and administrative expenses.

Net Loss

Net loss for the three months ended December 31, 2014 and December 31, 2013 were ($37,863) and ($19,800) respectively. The increase in net loss is mostly attributable to the increase in operating expenses.

Capital Resources and Liquidity

The Company has $2,331 of cash on hand as of December 31, 2014. We currently have very limited cash to continue operations for 12 months.

We intend to rely upon the issuance of common stock and loans and advances from shareholders to fund administrative expenses.. However, our shareholders are under no obligation to provide such funding, and there can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

We will need substantial additional capital to fund our operations in future periods. In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

As reflected in the accompanying financial statements, the Company has minimal operations, has negative working capital and stockholders’ deficit of $151,028, used cash in operations of $21,660 and has a net loss of $115,194 for the nine months ended December 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the nine months ended December 31, 2014 we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable and note payable, approximate fair value due to the relatively short period of maturity for these instruments.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

 In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and non-public entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the nine months ended December 31, 2014.

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

February 13, 2015

