Form 10-K
period 2015-03-31
TabacaleraYsidron, Inc.
filed 2015-06-19
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-191443

TabacaleraYsidron, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-3797537
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Europa Drive, Ste. 455

Chapel Hill, NC 27517

(Address of principal executive offices)(Zip Code)

(919) 933-2720

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Class	Name of Exchange in which registered

None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,936,250 based on the closing price of $0.25 of our common stock on September 30, 2014.

Applicable only to corporate registrants:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 16, 2015, there were 7,745,000 shares of common stock, par value $0.0001, issued and outstanding.

Documents incorporated by reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders: (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

TabacaleraYsidron, Inc.

ANNUAL REPORT ON FORM 10-K

March 31, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements. Forward looking statements made by penny stock issuers such as the Company are excluded from the safe harbor in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risk and uncertainties include, without limitation, those described below under Item 1A - Risk Factors and the following: (1) if the Company has limited cash resources and if it is not able to obtain further financing required for continuing operations, marketing, product development, and research its business operations will fail, (2) the Company has not generated substantial revenues, and as a result, faces a high risk of business failure, (3) the Company’s lack of diversification and dependence on material customers increases the risks associated with the Company’s business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing the Company’s business and expanding our customer base, (4) the Company may not effectively execute the Company’s business plan or manage the Company’s potential future business development, (5) the Company’s business could be impaired if it fails to comply with applicable regulations, (6) the Company has had significant turnover in management and may not be able to attract and maintain key management personnel to manage the Company or laboratory scientists to carry out the Company’s business operations, which could have a material adverse effect on the Company’s business, (7) the market for lab-grown diamond may not develop as anticipated, (8) competition may adversely affect our business and (9) the Company may expend a substantial amount of time and resources in connection with the Securities and Exchange Commission’s (“SEC”) recent subpoena, potential inquiries or legal actions in connection with its filings with the SEC or otherwise, which may impair the Company’s ability to raise capital and to operate its business.  You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. You are also urged to review and consider carefully the various disclosures made hereafter by the Company from time to time with its SEC filings.

PART I

Item 1. Business

TabacaleraYsidron was established in November 2011 to introduce premium cigars to the United States as a cigar broker. Beginning in early 2007, the Company’s founders sought to develop a cigar that would appeal to aficionados of high-quality, hand-rolled, premium cigars. Through TabacaleraYsidron, the Company intends to introduce premium cigars to build sales of private label cigars as a cigar broker. The Company has worked with a cigar manufacturer in Esteli, Nicaragua to develop a variety of cigars with the Epicurean label. The Company, acting as broker, finds wholesalers who are interested in purchasing the Epicurean cigars and marketing them to retailers. At the same time, we will find retailers who are interested in purchasing our cigars and connect them with our wholesalers who will complete the order. The Company conducts its business principally through one operating subsidiary: Epicurean Cigars, Inc. which is the Company’s U.S. sales and marketing organization. Epicurean Cigars, Inc. is a wholly owned subsidiary of TabacaleraYsidron, Inc.

The Company will realize any revenue through a commission on sales of cigars that are sold through the wholesaler. The arrangement with the wholesaler is that they are allowed to add a 27% cost to the manufacturers cost per cigar. Tabacalera/Epicurean receives the difference between the wholesaler’s price and the price to the retailer. An example would be if the cost per cigar from the manufacturer is $1.00 the wholesaler would start with a price of $1.27 per cigar. Tabacalera/Epicurean is paid the difference of the price per cigar above the $1.27. These sales can be generated directly through the wholesaler’s network or the Company can also work to encourage sales of the cigars by retailers through the wholesaler.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

The Company currently has $2,675 of cash on hand. The Company is spending limited funds at the current time with the exception of SEC and related corporate governance costs. We expect these costs to be approximately $40,000 per year. Our burn rate is currently $10,000 per quarter. Therefore, we do not have sufficient funds to accomplish our business plans for the next year. We will either have to substantially increase sales or pursue additional financing opportunities.

Market Overview

Cigars have a long history in the US, with the stereotypical public image of cigars tending to be of premium hand-rolled products, often from the Dominican Republic, Nicaragua or Cuba (although the latter have been illegal in the US since the 1960s), smoked by powerful, wealthy and usually older men. This perception changed somewhat in the 1990s, as the cigar industry attracted women and younger adults alike to try higher quality cigars.

In reality, machine-made cigars and cigarillos account for the bulk of the category volume sales, and tend to be purchased by a younger, less affluent demographic, and do not possess the same status as their premium counterparts. Overall, cigar smoking is still far more popular among men than women, although women have shown growing interest in recent years.

According to an October 2013 report from Euromonitor International on the U.S. cigar market (www.euromonitor.com/cigars-in-the-us/report), cigars sales are expected to grow by a CAGR of 1 percent in volume terms between 2012and 2017, to reach 12,825 million units in 2017. Cigarillos are predicted to be the fastest growing category, posting a CAGR of 2% in retail volume terms, while cigars excluding cigarillos will register a CAGR of 1%. Growth in the large and standard cigars categories will be moderate, with a CAGR of 2% and 1% expected respectively. However, handmade cigar manufacturers might find it harder to increase prices in the forecast periods and may be forced to compromise on tobacco quality in order to keep prices low. There will be no imminent return to the cigar boom of the late 1990’s with value sales of cigars excluding cigarillos increasing at a CAGR of only 2% in constant value terms over the forecast period.

Company management believes principal changes that can lead to growth in the premium cigar market cigar market are (1) the emergence of an expanding base of younger new cigar smokers, both male and female, (2) increasing popularity of cigars among celebrities who are viewed as trend-setters, (3) continued media interest, especially through Cigar Aficionado magazine, (4) promotion of “cigar friendly” restaurants and nightclubs and (5) the increase in the population of people over 50 years in age, a group that has traditionally been viewed as consuming more luxury goods, including cigars.

Products

Premium cigars are generally defined as cigars that are hand-made from high-quality, natural leaf binder, long-filler and wrapper tobaccos. Premium cigars usually sell for $5 or more per cigar. The principal elements that determine the quality of the cigar are the type of tobacco leaf, the curing and aging process, and the skill of the hand-roller.

The Company has worked with a cigar manufacturer named Plasencia, in Esteli, Nicaragua to develop its cigars. Plasencia will produce Epicurean Cigars rolled with tobacco grown in northern Nicaragua, where the country’s best tobacco is grown. Nicaragua is recognized internationally by the quality of its cigars, Plasencia is particularly skilled at marrying Nicaragua tobacco with the Cuban tradition and expertise in the manufacturing process.

The Company currently sells three different brands of cigars through wholesalers: Armando Gutierrez, Gonzo and Armando Gutierrez Azul. These products are generally sold individually and in 20 count boxes of various cigar sizes. The wholesale prices of our products range from $80 to $95 per 20 count box. Since inception, the Company has sold 358 boxes of cigars. However, there have only been a few sales since December 2012.

Sales and Marketing

Our former CEO, Steven Ysidron, developed a database of 1,200 retail customers across the U.S. who have purchased cigars from him during the past 20 years. We plan to utilize this database to reach out to potential customers. The primary contact will be made through fliers delivered by mail and email to the retail establishments. The company will then use Mr. Tejeda to follow up by phone with the contacts to try to close sales. Mr. Tejeda will begin with those retail establishments that respond to the initial contact and he will then begin to call through the rest of the list. Additionally, Mr. Tejeda will use his own connections in the industry to contact private vendors to sell our products. The Company is also currently marketing its products in clubs and golf resort communities.  After these retailers have demonstrated an interest in our products, we will put them in contact with our wholesalers who will complete the order.

Additionally, we will find wholesalers who are interested in selling our cigars to retailers and work with them in marketing our products. We will work with these wholesalers closely, in order to maximize sales. To date, we have a relationship with one wholesaler, LJ Zucca Enterprises. We do not have a written agreement with LJ Zucca Enterprises.

Competition

The Company has several large, well-financed competitors in the market for premium cigars. Each of these better known companies enjoys strong brand names and a history of successful product launches. These companies compete directly with the Company for consumer sales, as well for supplies of tobacco and employees.

The US cigar category remained quite consolidated in 2012, with the top four companies accounting for 75% of total volume sales. Swisher International (NYSE: SWR) continued to hold the leading position with a volume share of 34%, mainly due to its strength in machine-manufactured standard and small cigars and cigarillos available on the mass market. Altadis USA (NYSE: CIG) was the second leading player with a volume share of 23%, followed by John Middleton with a share of 11% and Swedish Match North America with 7%. (www.euromonitor.com/cigars-in-the-us/report.)

These companies have substantially greater capital resources, manufacturing, sales and marketing experience, and substantially longer and more extensive relationships with growers and long-standing brand recognition and market acceptance than the Company. See “RISK FACTORS”. The Company believes, however, that the market for premium cigars is growing rapidly enough to support the entry of new brands such as those offered by the Company and that the inability of the entrenched competitors to meet current demand supports this position.

Regulation and Litigation in the Tobacco Industry

Cigar manufacturers, like other producers of tobacco products, are subject to regulation at the federal, state and local levels. Since the early 1970’s the trend has been for increasing regulation, which when coupled with changing public attitudes toward smoking, has had the effect of reducing overall consumption of tobacco products in the United States. Federal law has required warning labels on cigarettes since 1965, though no such warnings have been required for cigars. Recent federal law enacted by Congress has required states applying for certain federal grants for substance abuse programs to adopt a minimum age of 18 for purchase of tobacco products and to establish elaborate enforcement programs to support this requirement. Legislation proposed but not enacted by Congress has sought to impose (1) bans on advertising of tobacco products or on the deductibility of such advertising expenses for federal tax purposes, (2) additional labeling, warnings or listings of additives, (3) preemption of state law to impose civil liabilities on manufacturers and distributors of tobacco products, (4) reimbursement to the federal government for health care costs incurred in connection with tobacco-related conditions and (5) regulation of tobacco products by the Food and Drug Administration as a possibly addictive “drug.” Moreover, the Environmental Protection Agency has concluded that widespread exposure to so-called “secondary smoke” may present a serious and substantial public health concern. The impact of this finding and the EPA’s authority to regulate “secondary smoke” are the subject of ongoing litigation.

As a cigar broker the Company will be open to all of the risk factors listed in this disclosure.

Many states and local governments have passed statutes or ordinances severely limiting the types of establishments (such as restaurants and office buildings), and the areas within such establishments, in which persons may smoke.

The Company cannot predict the outcome of these legislative and regulatory initiatives or of litigation in the future. Presumably, the trend toward increased regulation will continue at all levels. Depending on these outcomes, there may be a materially adverse effect on the tobacco products industry in general and the Company in particular. See “RISK FACTORS.”

Excise Taxes

Cigars have long been subject to federal, state and local excise taxes and it is frequently suggested that additional excise taxes be levied on such products to support various legislative programs. The Company is unable to predict whether significant increases in excise taxes on its products will be enacted in the future. Such increases were proposed by the Clinton Administration in 1993 to fund that administration’s health care reform initiatives, but were not enacted by Congress. Imposition of significant increases in excise taxes could have a material adverse impact on the large cigar industry in general and the Company in particular.

New Developments

As of the date of this filing, the Company is currently in discussions with Mount TAM Biotechnologies, Inc., a Delaware corporation (“Mount TAM”) regarding a share exchange agreement (the “Agreement). In connection with the negotiations with Mount TAM should it become definitive, the Company’s subsidiary, Epicurean Cigars, Inc. would be spun off into a separate entity.

At this time, the Company has not entered into the Agreement with Mount TAM, and there is no guarantee that the Company will ever enter into the Agreement. In the event that the Agreement does not go through, the Company will continue with its business plan as set forth above.

Employees

We presently have no employees apart from our President, Mr. Ramon Tejeda, and our Secretary, Ms. Beth Floyd.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 100 Europa Drive, Ste. 455, Chapel Hill, North Carolina 27535, and our telephone number is (919) 933-2720. We have a consulting agreement with Europa Capital Investments, LLC for consulting services on a monthly basis. As part of this agreement, they allow us to use some of their office space on an “as needed basis.” We do not have a separate contract with them for the space because the space we need and time we need it for vary each time we utilize it.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is presently no public market for our shares of common stock. We anticipate applying for quoting of our common stock on the OTCBB upon the effectiveness of the registration statement of which this prospectus forms apart. However, we can provide no assurance that our shares of common stock will be quoted on the OTCBB or, if quoted, that a public market will materialize.

Holders of Capital Stock

As of June 16, 2015, we had 40 holders of our common stock.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

New Developments

As of the date of this filing, the Company is currently in discussions with Mount TAM Biotechnologies, Inc., a Delaware corporation (“Mount TAM”) regarding a share exchange agreement (the “Agreement”).. In connection with the negotiations with Mount TAM should it become definitive, the Company’s subsidiary, Epicurean Cigars, Inc. would be spun off into a separate entity. At this time, the Company has not entered into the Agreement with Mount TAM, and there is no guarantee that the Company will ever enter into the Agreement. In the event that the Agreement does not go through, the Company will continue with its business plan as set forth above.

Comparison of Year Ended March 31, 2015 and March 31, 2014

We have conducted minimal operations during the years ended March 31, 2015 and March 31, 2014 and generated $546 in revenue for the year ended March 31, 2015.  We had net losses of $150,320 for the year ended March 31, 2015. For the year ended March 31, 2014 we incurred losses of $98,762.

During the year ended March 31, 2015 we experienced professional fees of $50,430, general and administrative expenses of $95,122 and total operating expenses of $145,552. For the year ended March 31, 2014 we experienced professional fees of $28,892, general and administrative expenses of $69,870, and total operating expenses of $98,762. We expect our operating expenses to continue to increase.

Liquidity and Capital Resources

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has minimal operations, has negative working capital and stockholders’ deficit of $184,791, used cash in operations of $36,316 and has a net loss of $150,320 for year ended March 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

While our significant accounting policies are more fully described in Note 1 to our financial statements for the year ended March 31, 2015 we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Basis of Presentation and Organization

TabacaleraYsidron, Inc. (“TabacaleraYsidron” or the “Company”) is a Nevada corporation with very limited operations. The Company was incorporated under the laws of the State of Nevada on November 8, 2011. Since inception, the Company has sold 358 boxes of cigars. However, there have only been a few sales since December 2012.The business plan of the Company is to introduce premium cigars to build sales of private label cigars. The Company conducts its business principally though one operating subsidiary: Epicurean Cigars, Inc. which is the Company’s U.S. sales and marketing organization. Epicurean Cigars, Inc. is a wholly owned subsidiary of TabacaleraYsidron, Inc.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding as of March 31, 2015 and 2014.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the years ended March 31, 2015 and 2014. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with our auditor regarding accounting and financial disclosure

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer) (the Company’s CEO and CFO are the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2015, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of officers and director as of September 10, 2014. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Ramon Tejeda	48	President, CEO, CFO and Sole Director
Beth Floyd	31	Secretary

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Ramon Tejeda, President and Director

Mr. Tejeda was introduced to the cigar industry by his family in the 1990’s when he paid a visit to his relatives in Villa Gonzales, located in the northern part of the Dominican Republic. Villa Gonzales is located in the great Cibao Valley and is the location of many tobacco plantations. These plantations supply most of the large manufacturers and wholesalers of cigars around the world. During the visit Mr. Tejeda became acquainted with Hector Jose, owner of the Steffany plantation and manufacturer of the Steffany Cigar. The Steffany plantation is a family plantation that has been in existence for over 100 years. Mr. Tejeda and Hector Jose quickly collaborated and developed the “De Nosotros” cigar blend.

In addition to his cigar background, Mr. Tejeda has been a field service support engineer and in international service manager. He has taken Leadership Development Training and Coaching along with Benchmarking and Performance Metrics. He has been in facilities management and call center management while leading in Vendor/Supplier Management. He is passionate about hands on leadership by example.

Mr. Tejeda served in the Air Force from 1986 to 1994. After his separation from the Air Force he joined Eaton Corporation in November of 1994. He has held a series of more senior positions within Eaton to the present day where he serves as a manager handling international customer service support. Mr. Tejeda plans to devote between 10 to 12 hours per week to the Company and its business.

Beth Floyd, Secretary

Beth Floyd is a graduate of UNC Chapel Hill in 2004 with a degree in Journalism and Mass Communications. During her college years she participated in a number of activities both at school and internationally. Ms. Floyd has held a number of positions in the past 10 years with Maggiano’s Little Italy. She served as Assistant Accounting Manager from 2009 to 2010 at which time she was promoted to Maître D’ at the restaurant in Durham, NC. Since 2009 her responsibilities at the restaurant have been in finance and management.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance with Section 16(a) of the Exchange Act

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Item 11.       Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the year ended March 31, 2014 and March 31, 2015:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Ramon Tejeda, President and Director	2015	$0	0	0	0	0	0	0	$0

Ramon Tejeda, President and Director	2014	$0	0	0	0	0	0	0	$0

Director Compensation

We have provided no compensation to our directors for their services provided as directors.

Employment Agreements

We currently do not have an employment agreement with Mr. Tejada.

Neither our current nor our former officers and directors have received any compensation for services rendered to us, have received compensation from us in the past, and are not accruing any compensation pursuant to any agreement with us.  However, our officers and directors anticipate receiving benefits as a beneficial stockholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.  We had no options outstanding as of March 31, 2015 and 2014.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.  There are no understandings or agreements regarding compensation our management will receive after a business combination or otherwise.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.  No member of our Board of Directors has a relationship that would constitute an interlocking relationship with our executive officers or directors or another entity.

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of June 16, 2015, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Meghan Zamborsky	500,000	6.45%
David Zamborsky	500,000	6.45%
Charles Zamborsky	500,000	6.45%

Named Executives Officers and Directors
Ramon Tejeda 100 Europa Drive, Ste. 455 Chapel Hill, NC 27517	4,900,000	63.27%

All Executive Officers and Directors as a group (1 person)	4,900,000	63.27%

*	Meghan Zamborsky individually owns 240,000 shares. David Zamborsky individually owns 250,000 shares. Charles Zamborsky individually owns 10,000 shares. They are each the beneficial owners of 500,000 shares. All three persons live at 1822 Christian Street, Philadelphia, PA 19146.

(1)	Based on 7,745,000 shares of common stock outstanding as of June 16, 2015.

Item 13.       Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On November 8, 2011, the Company issued 5,000,000 shares of its common stock to Steven Ysidron, the founding Director and President for services with a fair value of $500 ($0.0001 fair value per share). On December 13, 2012, 4,900,000 shares of common stock were sold to Ramon Tejeda. The shares were valued at $490,000 ($0.10/share) in exchange for services as CEO.

For the year ended March 31, 2015 and 2014, the President of the Company contributed services having a fair value of $5,200 and $5,200 respectively.

Under Rule 405, a promoter includes any person who directly or indirectly takes initiative in founding and organizing the business or enterprise of an issuer. Under this definition, Peter Coker, the managing director of Europa Capital Investments, LLC is a promoter. Europa Capital Investments, LLC has consulted with us on properly forming a company, properly structuring the financing for the Company, properly making projections on the business, and putting together presentation materials. In addition, they have consulted and provided assistance and introductions to individuals with expertise in international ventures, tax issues, and other relevant sales expertise.

We currently do not have a policy in place for dealing with related party matters.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Ramon Tejeda is not considered independent because he is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.      Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended March 31, 2015 and 2014, we were billed approximately $9,813 and $9,115, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company incurred fees of $5,000 and $5,524 for S-1 filings for the fiscal years ended March 31, 2015 and 2014.

Tax Fees

For the Company’s fiscal years ended March 31, 2015 and 2014, we were billed $0 and $0, respectively, for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended March 31, 2015 and 2014.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firm in the past fiscal year.  The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

Item 15.       Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Report.

Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Exhibit Number	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 10, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 19, 2015

TABACALERAYSIDRON, INC.

By:	/s/Ramon Tejeda
Ramon Tejeda
President, CEO, CFO and Sole Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Tabacalera Ysidron, Inc.

We have audited the accompanying consolidated balance sheets of Tabacalera Ysidron, Inc. and Subsidiary (the “Company”) as of March 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the two years ended March 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Tabacalera Ysidron, Inc. and Subsidiary as of March 31, 2015 and 2014 and the results of its operations and its cash flows for the two years ended March 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $150,320 and used cash in operations of $36,316 from the year ended March 31, 2015 and has a working capital and stockholders’ deficit of $184,791 as of March 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

June 19, 2015

TABACALERAYSIDRON, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2015	March 31, 2014
ASSETS
Current Assets
Cash	$2,675	$21,491
Inventory, net of allowance of $4,912 and $0 respectively	-	5,182
Total Current Assets	2,675	26,673

Total Assets	$2,675	$26,673

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$169,966	$66,407
Note payable	17,500	-
Total Current Liabilities	187,466	66,407

Total Liabilities	187,466	66,407

Commitments and Contingencies (See Note 4)

Stockholders' Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 7,745,000 issued and outstanding at March 31, 2015 and March 31, 2014, respectively	775	775
Additional paid-in capital	774,688	769,425
Accumulated deficit	(960,254)	(809,934)
Total Stockholders' Deficit	(184,791)	(39,734)

Total Liabilities and Stockholders' Deficit	$2,675	$26,673

See accompanying notes to consolidated financial statements

TABACALERAYSIDRON, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Years Ended
	March 31, 2015	March 31, 2014

Revenue	$546	$-

Cost of Revenue	5,182	-

Gross Loss	(4,636)	-

Operating Expenses
Professional fees	50,430	28,892
General and administrative	95,122	69,870
Total Operating Expenses	145,552	98,762

Loss from Operations	(150,188)	(98,762)

Other Expenses
Interest Expense	(132)	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(150,320)	(98,762)

Provision for Income Taxes	-	-

NET LOSS	$(150,320)	$(98,762)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding during the year - Basic and Diluted	7,745,000	7,745,000

See accompanying notes to consolidated financial statements

TABACALERAYSIDRON, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders' Deficit

For the years ended March 31, 2015 and 2014

	Preferred Stock		Common stock		Additional		Total
					paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, March 31, 2013	-	$-	7,745,000	$775	$764,225	$(711,172)	$53,828

In kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss for the year ended March 31, 2014	-	-	-	-	-	(98,762)	(98,762)

Balance, March 31, 2014	-	-	7,745,000	775	769,425	(809,934)	(39,734)

In kind contribution of services and interest	-	-	-	-	5,263	-	5,263

Net loss for the year ended March 31, 2015	-	-	-	-	-	(150,320)	(150,320)

Balance, March 31, 2015	-	$-	7,745,000	$775	$774,688	$(960,254)	$(184,791)

See accompanying notes to consolidated financial statements

TABACALERAYSIDRON, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended
	March 31, 2015	March 31, 2014
Cash Flows From Operating Activities:
Net Loss	$(150,320)	$(98,762)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	5,263	5,200
Impairment on inventory	4,912	-
Changes in operating assets and liabilities:
Decrease in inventory	270	-
Increase in accounts payable	103,559	40,756
Net Cash Used In Operating Activities	(36,316)	(52,806)

Cash Flows From Financing Activities:
Proceeds from note payable	17,500	-
Net Cash Provided by Financing Activities	17,500	-

Net Decrease in Cash	(18,816)	(52,806)

Cash at Beginning of Year	21,491	74,297

Cash at End of Year	$2,675	$21,491

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to consolidated financial statements

TABACALERAYSIDRON, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 AND 2014

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

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

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TabacaleraYsidron, Inc. and its wholly owned subsidiary, Epicurean Cigars, Inc. (collectively, the “Company”).  All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2015 and March 31, 2014, the Company had no cash equivalents.

(E) Inventories

Inventory consists primarily of finished goods and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale. Inventory is periodically reviewed in order to identify obsolete or damaged inventory and impaired values. During the year ended March 31, 2015, the Company recorded an impairment on inventory of $4,912.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of March 31, 2015 and 2014, there were no common share equivalents outstanding.

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

TABACALERAYSIDRON, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 AND 2014

	March 31, 2015	March 31, 2014
Statutory rate applied to earnings before income taxes:	$(57,955)	$(38,077)
Increase (decrease) in income taxes resulting from:
State income taxes
Change in deferred tax asset valuation allowance	55,920	36,075
Non-deductible expenses	2,035	2,002
Income Tax Expense	$-	$-

	March 31, 2015	March 31, 2014
Deferred tax liability:	$-	$-
Deferred tax asset
Inventory Impairment	(1,894)	-
Net Operating Loss Carryforward	(175,170)	(121,144)
Valuation allowance	177,064	121,144
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The components of income tax expense related to continuing operations are as follows:

		March 31, 2015		March 31, 2014
Federal	$		$
Current		-		-
Deferred		-		-
		$-		$-
State and Local
Current		$-		$-
Deferred		-		-
		$-		$-

As of March 31, 2015 and 2014, the company has a net operating loss carry forward of approximately $454,000 and $314,000, respectively, available to offset future taxable income through March 31, 2034. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2034.

The net change in the valuation allowance for the year ended March 31, 2015 and 2014 was an increase of $55,920 and $36,075 respectively.

The company’s federal income tax returns for the years ended March 31, 2015, 2014, 2013 and 2012 remain subject to examination by the Internal Revenue Service and State taxing authorities through 2020.

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

(I) Concentration of Credit Risk

For the year ended March 31, 2015 the cigar sales to one customer accounted for 100% of revenues. There were no revenues for year ended March 31, 2014.

(J) Fair Value of Financial Investments

The carrying amounts of the Company’s financial instruments including accounts payable, approximate fair value due to the relatively short period of maturity for these instruments.

TABACALERAYSIDRON, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 AND 2014

(K) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

 (L) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(M) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 2	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has minimal operations, has negative working capital and stockholders’ deficit of $184,791, used cash in operations of $36,316 and has a net loss of $150,320 for year ended March 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

TABACALERAYSIDRON, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 AND 2014

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

NOTE 3	NOTES PAYABLE

During the year ended March 31, 2015, the Company issued an unsecured promissory note in the amount of $15,000 to an unrelated party. Pursuant to the terms of the note, the note is interest bearing at 3.5% and is due on demand. For the year ended March 31, 2015, the Company recorded $68 in accrued interest.

During the year ended March 31, 2015, the Company issued an unsecured promissory note in the amount of $2,500 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. For the year ended March 31, 2015, the Company recorded $63 as an in kind contribution of interest.

NOTE 4	COMMITMENTS

(A) Consulting Agreements

On November 8, 2011 the Company entered into a consulting agreement (the “Agreement”) with an entity related to one of our officers to receive administrative and other miscellaneous services. The Company is required to pay $5,000 a month. The Agreement is to remain in effect unless either party desires to cancel the agreement. For the years ended March 31, 2015 and 2014, the Company paid $60,000 and $60,000, respectively, under the Agreement.

NOTE 5	STOCKHOLDERS’ DEFICIT

(A) Preferred Stock

The Company was incorporated on November 8, 2011. The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series with rights and preferences are to be determined by the board of directors.

(B) In-Kind Contribution of Services

For the years ended March 31, 2015 and 2014, Ramon Tejeda, the President of the Company contributed services having a fair value of $5,200 and $5,200, respectively (See Note 6).

For the year ended March 31, 2015, the Company recorded in kind contribution of interest having a fair value of $63 (See Note 2).

NOTE 6	RELATED PARTY TRANSACTIONS

For the years ended March 31, 2015 and 2014, Ramon Tejeda, the President of the Company contributed services having a fair value of $5,200 and $5,200, respectively.

On November 8, 2011 the Company entered into a consulting agreement (the “Agreement”) with an entity related to one of our officers to receive administrative and other miscellaneous services. The Company is required to pay $5,000 a month. The Agreement is to remain in effect unless either party desires to cancel the agreement. For the years ended March 31, 2015 and 2014, the Company paid $60,000 and $60,000, respectively, under the Agreement. As of March 31, 2015 and 2014, $90,000 and $30,000 were recorded in accounts payable.

