Form 10-Q
period 2015-06-30
TabacaleraYsidron, Inc.
filed 2015-07-24
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Act of 1934) (check one) Yes       ☐  No       ☒

The number of shares of the Registrant’s Common Stock outstanding as of July 22, 2015, 2015 was 44,533,750, all of one class, $0.0001 par value per share.

TABACALERAYSIDRON, INC.

TABACALERAYSIDRON, INC.

PART I- FINANCIAL INFORMATION

TABACALERAYSIDRON, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2015	March 31, 2015
	(Unaudited)

ASSETS

Current Assets
Cash	$5,608	$2,675
Inventory, net of allowance of $4,912 and $4,912 respectively	-	-
Total Current Assets	5,608	2,675

Total Assets	$5,608	$2,675

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$178,327	$169,966
Deferred revenue	15,000	-
Notes payable	17,500	17,500
Total Current Liabilities	210,827	187,466

Total Liabilities	210,827	187,466

Commitments and Contingencies (See Note 4)

Stockholders' Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 44,533,750 issued and outstanding at June 30, 2015 and March 31, 2015, respectively	4,453	4,453
Additional paid-in capital	772,355	771,010
Accumulated deficit	(982,027)	(960,254)
Total Stockholders' Deficit	(205,219)	(184,791)

Total Liabilities and Stockholders' Deficit	$5,608	$2,675

See accompanying notes to condensed consolidated unaudited financial statements

TABACALERAYSIDRON, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	June 30, 2015	June 30, 2014

Revenue	$-	$546

Cost of Revenue	-	(5,182)

Gross Loss	-	(4,636)

Operating Expenses
Professional fees	1,485	8,400
General and administrative	19,271	18,862
Total Operating Expenses	20,756	27,262

Loss from Operations	(20,756)	(31,898)

Other Expenses
Interest Expense	(1,017)	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(21,773)	(31,898)

Provision for Income Taxes	-	-

NET LOSS	$(21,773)	$(31,898)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year - Basic and Diluted	44,533,750	44,533,750

See accompanying notes to condensed consolidated unaudited financial statements

TABACALERAYSIDRON, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Deficit

For the three months ended June 30, 2015

(Unaudited)

	Preferred Stock		Common stock		Additional		Total
					paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, March 31, 2015	-	$-	44,533,750	$4,453	$771,010	$(960,254)	$(184,791)

In kind contribution of services and interest	-	-	-	-	1,345	-	1,345

Net loss for the three months ended June 30, 2015	-	-	-	-	-	(21,773)	(21,773)

Balance, June 30, 2015	-	$-	44,533,750	$4,453	$772,355	$(982,027)	$(205,219)

See accompanying notes to condensed consolidated unaudited financial statements

TABACALERAYSIDRON, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	June 30, 2015	June 30, 2014
Cash Flows From Operating Activities:
Net Loss	$(21,773)	$(31,898)
Adjustments to reconcile net loss to net cash provided by ( used in) operations
In-kind contribution of services and interest	1,345	1,300
Impairment on inventory	-	4,912
Changes in operating assets and liabilities:
Decrease in inventory	-	270
(Increase) in deferred revenue	15,000	-
Increase in accounts payable	8,361	21,075
Net Cash provided by( Used In) Operating Activities	2,933	(4,341)

Net Increase(Decrease) in Cash	2,933	(4,341)

Cash at Beginning of Period	2,675	21,491

Cash at End of Period	$5,608	$17,150

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements

TABACALERAYSIDRON, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of TabacaleraYsidron, Inc. and its wholly owned subsidiary, Epicurean Cigars, Inc. (collectively, the “Company”).  All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2015 and March 31, 2015, the Company had no cash equivalents.

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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of June 30, 2015 and 2014, there were no common share equivalents outstanding.

TABACALERAYSIDRON, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

As of June 30, 2015, the Company has recorded of $15,000 in deferred revenue. As of June 30, 2015 the cigars were not shipped and all payments have been received. The revenue will be recognized upon delivery of cigars to the customer.

(I) Concentration of Credit Risk

For the three months ended June 30, 2015 there were no revenues. For the three months ended June 30, 2014 the cigar sales to one customer accounted for 100% of revenues.

(J) Fair Value of Financial Instruments and Fair Value Measurements

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities.

We adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

TABACALERAYSIDRON, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

As reflected in the accompanying condensed consolidated unaudited financial statements, the Company has minimal operations, has negative working capital and stockholders’ deficit of $205,219 and has a net loss of $21,773 for three months ended June 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

NOTE 3	NOTES PAYABLE

During the year ended March 31, 2015, the Company issued an unsecured promissory note in the amount of $15,000 to an unrelated party. Pursuant to the terms of the note, the note is interest bearing at 3.5% and is due on demand. For the three months ended June 30, 2015, the Company recorded $132 in accrued interest.

TABACALERAYSIDRON, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

During the year ended March 31, 2015, the Company issued an unsecured promissory note in the amount of $2,500 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. For the three months ended June 30, 2015, the Company recorded $45 as an in kind contribution of interest.

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

(B) In-Kind Contribution of Services

For the three months ended June 30, 2015 and 2014, Ramon Tejeda, the President of the Company contributed services having a fair value of $1,300 and $1,300, respectively (See Note 6).

For the three months ended June 30, 2015, the Company recorded in kind contribution of interest having a fair value of $45 (See Note 3).

(C) Stock Split

On June 19, 2015, a forward stock split on a basis of 1 for 5.75 was approved by the Company and declared effective on July 10, 2015 for stockholders of record as of June 30, 2015. Per share and weighted average amounts have been retroactively restated in the accompanying consolidated financial statements and related notes to reflect this stock split.

NOTE 6	RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2015 and 2014, Ramon Tejeda, the President of the Company contributed services having a fair value of $1,300 and $1,300, respectively (See Note 5 (B)).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the headings “Risk Factors” and elsewhere in this Quarterly Report on Form 10Q, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements in this Quarterly Report on Form 10Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected results. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company’s filings with the Securities and Exchange Commission, press releases, and /or other public communications. Unless the context otherwise requires, the words “Tabacalera” the “Company”, “we”, “us”, and “our”, refer to TabacaleraYsidron, Inc.

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

Mount Tam

As of the date of this filing, the Company is currently in discussions with Mount TAM Biotechnologies, Inc., a Delaware corporation (“Mount TAM”) regarding a share exchange agreement (the “Agreement). In connection with the negotiations with Mount TAM should it become definitive, the Company’s subsidiary, Epicurean Cigars, Inc. would be spun off into a separate entity.

At this time, the Company has not entered into the Agreement with Mount TAM, and there is no guarantee that the Company will ever enter into the Agreement. In the event that the Agreement does not go through, the Company will continue with its business plan as set forth above. However, at the time of this filing, it is anticipated by the Company that the Agreement will be finalized, executed and effectuated shortly after the filing of this Form 10-Q.

Forward Stock Split

On June 19, 2015, a forward stock split on a basis of 1 for 5.75 was approved by the Company and declared effective on July 10, 2015 for stockholders of record as of June 30, 2015. Per share and weighted average amounts have been retroactively restated in the accompanying consolidated financial statements and related notes to reflect this stock split.

Results of Operations

For the three months ended June 30, 2015 and June 30, 2014

A summary of our operations for the three months ended June 30, 2015 and 2014 follows:

	2015	2014

Revenue	$-	$546
Cost of Revenue	-	(5,182)
Professional Fees	1,485	8,400
General and administrative	19,271	18,862
Total Operating Expenses	20,756	27,262
Net Loss	$(21,773)	$(31,898)

Revenues

For the for the three months ended June 30, 2015 and June 30, 2014 the Company generated $0 in revenue and $546 respectively.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2015 and June 30, 2014 were $20,756 and $27,262 respectively, representing a decrease of $6,506. This decrease in total operating expenses is mostly attributable to a decrease in professional fees.

Net Loss

Net loss for the three months ended June 30, 2015 and June 30, 2014 were ($21,773) and ($31,898) respectively and had cost of revenue of $0 and $5,182 respectively, which included an inventory impairment charge of $4,912 during 2014. The decrease in net loss is mostly attributable to the decrease in operating expenses.

Capital Resources and Liquidity

The Company has $5,608 of cash on hand as of June 30, 2015. We currently have very limited cash to continue operations for 12 months.

We intend to rely upon the issuance of common stock and loans and advances from shareholders to fund administrative expenses. However, our shareholders are under no obligation to provide such funding, and there can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

We will need substantial additional capital to fund our operations in future periods. In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

As reflected in the accompanying financial statements, the Company has minimal operations, has negative working capital and stockholders’ deficit of $205,219 as of June 30, 2015 and has a net loss of $21,773 for the three months ended June 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the three months ended June 30, 2015 we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation - Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

 In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and non-public entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management including our Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures ( as defined in Rules 13a - 15(e) and 15d-15(e) under the Exchange Act ) Based on the evaluation, the Company’s Chief Executive Offer has concluded that the Company’s disclosure controls and procedures are designed to provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the three months ended June 30, 2015.

From time to time, the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

ITEM I A - RISK FACTORS

Not required of smaller reporting companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

On June 19, 2015, a forward stock split on a basis of 1 for 5.75 was approved by the Company and declared effective on July 10, 2015 for stockholders of record as of June 30, 2015. Per share and weighted average amounts have been retroactively restated in the accompanying consolidated financial statements and related notes to reflect this stock split.

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

July 23, 2015

