Form 10-Q
period 2015-09-30
Mount TAM Biotechnologies, Inc.
filed 2015-11-23
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number 333-192060

Mount Tam Biotechnologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-3797537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8001 Redwood Boulevard Novato, California	94925
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (310) 800-7175

 TABACALERAYSIDRON, Inc.

100 Europa Drive, Ste. 455, Chapel Hill, NC 27517

(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 11, 2015, the issuer had 42,358,750 shares of its common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS

		Page
	PART I - Financial Information

Item 1	Condensed Consolidated Financial Statements (Unaudited)	F-1
	Balance Sheets as of September 30, 2015 and December 31, 2014	F-1
	Statements of Operations for the three and nine months ended September 30, 2015 and the period from August 13, 2014 (date of inception) to September 30, 2014.	F-2
	Statements of Cash Flows for the nine months ended September 30, 2015 and the period from August 13, 2014 (date of inception) to September 30, 2014.	F-3
	Notes to Consolidated Financial Statements	F-4
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3	Quantitative and Qualitative Disclosures About Market Risk	5
Item 4	Controls and Procedures	6

	Part II - Other Information

Item 1	Legal Proceedings	7
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3	Default Upon Senior Securities	7
Item 4	Mine Safety Disclosures	8
Item 5	Other Information	8
Item 6	Exhibits	8

	Signatures	9

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mount Tam Biotechnologies, Inc.

(fORMERLY KNOWN AS TABACALERAYSIDRON, Inc.)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2015	2014
Current Assets	(unaudited)
Cash and cash equivalents	$3,905	$881
Prepaid expense	-	20,000
Total Current Assets	3,905	20,881

Total Assets	$3,905	$20,881

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$510,493	$173,801
Compensation payable	423,588	-
Note payable	17,500	-
Convertible debenture	-	53,209
Other current liability	-	50,000
Total Liabilities	951,581	277,010

Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 100,000,000 shares authorized; 42,358,750 and 24,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	4,236	2,400
Stock subscription receivable	(45)	(50)
Stock to be issued	140,097	-
Additional paid in capital	963,506	(674)
Accumulated deficit	(2,055,470)	(257,805)
Total stockholders’ deficit	(947,676)	(256,129)
Total Liabilities and Stockholders’ Deficit	$3,905	$20,881

See accompanying notes to these unaudited condensed consolidated financial statements.

Mount Tam Biotechnologies, Inc.

(fORMERLY KNOWN AS TABACALERAYSIDRON, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended	For the nine months ended	For the period from inception (August 13, 2014) to
	September 30, 2015	September 30, 2015	September 30, 2014
Operating expenses
Research and development	$6,655	$418,900	$-
General and administrative	841,472	1,373,905	18,417
Total operating expenses	848,127	1,792,805	18,417

Total operating expenses	848,127	1,792,805	18,417

Other Expenses
Interest expense	(1,205)	(4,860)	-
Total other expenses	(1,205)	(4,860)	-

Net Loss	$(849,333)	$(1,797,665)	$(18,417)

Net loss per share – basic and diluted	$(0.03)	$(0.12)

Weighted average common shares – basic and diluted	26,437,692	14,812,564

See accompanying notes to these unaudited condensed consolidated financial statements.

Mount Tam Biotechnologies, Inc.

(fORMERLY KNOWN AS TABACALERAYSIDRON, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended	For the period from inception (August 13, 2014) to
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities
Net loss	$(1,797,665)	$18,417
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of vested option	34,861	-
Stock based compensation	40,000	-
Amortization of prepaid expenses	20,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	285,444	(18,417)
Compensation payable	423,588	-
Net cash used in operating activities	(993,772)	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loans	896,791	-
Proceeds from issuance of common stock	100,005	-
Net cash received from financing activities	996,796	-

Net increase in cash and cash equivalents	3,024	-

Cash and Cash Equivalents, beginning of period	881	-

Cash and Cash Equivalents, end of period	$3,905	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Accrual of finance fees	$30,000	$-
Common stock issued for reverse merger recapitalization	$68,748	$-
Common stock issued for conversion of convertible notes	$1,000,000	$-
Common stock to be issued to consultant due to recapitalization	$97	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

Mount TAM Biotechnologies, Inc.

(fORMERLY KNOWN AS TABACALERAYSIDRON, Inc.)

Condensed Consolidated Financial Statements

For the nine months ended September 30, 2015

Note 1 – Nature of the Business

Mount Tam Biotechnologies, Inc. (“Mount Tam” or the “Company”) was incorporated on August 13, 2014 (date of inception) as a Nevada corporation. On August 13, 2014, the Company issued 9,000,000 shares of common stock, $0.0001 par value (“Common Stock”), for $900.

On August 13, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TabacaleraYsidron, Inc., a Nevada corporation (“Parent” and “Surviving Corporation”). Pursuant to the Merger Agreement, the boards of directors of Parent and deem it advisable and in the best interests of their respective companies and shareholders that Mount Tam be merged with and into Parent, with Parent remaining as the surviving corporation under the name “Mount TAM Biotechnologies, Inc.”

Prior to and as a requirement of the Merger, TabacaleraYsidron, Inc., cancelled 28,175,000 shares of common stock.

On August 13, 2015, the closing date of the Merger, the separate existence of Mount Tam, the prior private company, shall cease, and Parent shall be the surviving corporation under the name “Mount TAM Biotechnologies, Inc.” and shall be governed by the laws of the State of Nevada.

The Merger was treated as a reverse acquisition of the Company, a public shell company, for financial accounting and reporting purposes. As such, Mount Tam was treated as the acquirer for accounting and financial reporting purposes while the Company is treated as the acquired entity for accounting and financial reporting purposes. $51,248 account payable and $17,500 note payable of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

Mount Tam is an early-stage science and technology company and is primarily engaged in the development of bio-pharmaceuticals to treat autoimmune diseases. The Company intends to optimize and bring to market a portfolio of products focused on improving the health and well being of people afflicted with autoimmune diseases. Prior to the Merger, TabacaleraYsidron, Inc., was non-operating public shell company with nominal operations and nominal assets.

To meet its business objectives, the Company has formed a strategic partnership with the Buck Institute for Research on Aging (“Buck Institute”), an independent research facility focused on understanding the connection between aging and chronic disease. As part of the partnership, the Company has signed an exclusive worldwide licensing and collaboration agreement with the Buck Institute that includes many of the Buck Institute’s intangible research and development assets in the area of autoimmune disorders. The initial focus of the Company’s research and development efforts will be a pre-clinical stage compound for the treatment and diagnosis of systemic lupus erythematosus, a common form of lupus. The Company has not produced any revenues from the intangible research and development assets it acquired from Buck Institute and the Company has not commenced its planned principal operations.

The production and marketing of the Company’s products and its ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the Food and Drug Administration under the Food, Drug and Cosmetic Act. In addition, the Company’s success will depend in part on its ability to obtain and maintain patents, exploit its product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries.

Note 2 – Summary of Significant Accounting Policies

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2014 are applied consistently in these interim consolidated condensed financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2015 have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position as of September 30, 2015, the Company’s results of operation and the cash flows for the nine months ended September 30, 2015. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 8-K filed on September 19, 2015. The December 31, 2014 condensed consolidated balance sheet data was derived from the audited financial statements included in the Form 8-K filed on September 19, 2015. The financial statements and notes are representations of the Company's management ("Management") and its board of directors (the "Board of Directors"), who are responsible for their integrity and objectivity.

Results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015 or any other future period.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management makes estimates that affect certain accounts including deferred income tax assets, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

Income Taxes

The Company utilizes FASB ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax asset through net operating loss carry-forward. However, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the net operating loss carry forward prior to its expiration.

Research and Development costs

The Company follows Accounting Standards Codification Subtopic (“ASC”) 730-10, “Research and Development,” in which research and development costs are charged to the statement of operations as incurred. During the three and nine months ended September 30, 2015 the Company incurred $6,655 and $418,900, respectively, of expenses related to research and development costs.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 870,000 potentially dilutive shares, which include outstanding common stock options for the nine months ended September 30, 2015.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	September 30, 2015	December 31, 2014
Options to purchase common stock	870,000	300,000
Convertible notes	-	106,418
Potential equivalent shares excluded	870,000	406,418

Accounts Payable

Accounts payable and accrued expenses include the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Accounts payable	$472,793	$111,294
Accrued legal fees	-	32,470
Accrued salary	31,970	29,167
Other current liabilities	5,730	870
Total accounts payable and accrued expenses	$510,493	$173,801

Fair Value Measurements

The Company measures and discloses the fair value of assets and liabilities required to be carried at fair value in accordance with ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure.

ASC 825 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices for identical assets or liabilities in active markets to which we have access at the measurement date.

Level 2 - Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 - Unobservable inputs for the asset or liability.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

For the nine months ended September 30, 2015, the Company has determined that there we no assets or liabilities measured at fair value on a recurring basis.

The Company believes the carrying amounts of Cash and cash equivalents, Other current assets, Accounts payable, Accrued expenses salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Share-based Compensation

The Company’s 2014 Equity Incentive Plan (the “Plan”), which is approved by its board of directors, permits the grant of share options and shares to its employees and consultants for up to 1 million shares of Common Stock. The Company records share-based compensation in accordance with the provisions of the Share-based Compensation Topic of the FASB Codification. The guidance requires the use of option-pricing models that require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, and the resulting charge is expensed using the straight-line attribution method over the vesting period. The Company has elected to use the calculated value method to account for the options it issued in 2014. A nonpublic entity that is unable to estimate the expected volatility of the price of its underlying share may measure awards based on a “calculated value,” which substitutes the volatility of appropriate public companies (representative of the company’s size and industry) as a bench mark for the volatility of the entity’s own share price. Currently, there is no active market for the company’s Common Stock. The Company has used the historical closing values of these companies to estimate volatility, which was calculated to be 127%. Option awards are generally granted with an exercise price equal to the fair value of the Company's stock at the date of grant; those option awards generally vest based on 1 year of continuous service and have 10-year contractual terms.

Stock compensation expense recognized during the period is based on the value of share-based awards that were expected to vest during the period adjusted for estimated forfeitures. The estimated fair value of grants of stock options and warrants to non-employees of the Company is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no significant operating history and had a cumulative net loss from inception (August 13, 2014) to September 30, 2015 of $2,055,470. The Company has a working capital deficit of $947,676 as of September 30, 2015. Since inception, the Company has been funded through debt and equity financings. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended September 30, 2015, have been prepared assuming the Company will continue as a going concern. The Company believes its cash resources are insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization of its product candidates. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through borrowing and sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Since its inception, the Company has funded its operations primarily through debt financings and it expects that it will continue to fund its operations through a mix of equity and debt financings.  If the Company secures additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  The Company also expects to pursue non-dilutive financing sources. However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. For the periods presented, comprehensive loss did not differ from net loss.

Collaborative Arrangements

The Company and its collaborative partners are active participants in the collaborative arrangements and both parties are exposed to significant risks and rewards depending on the commercial success of the activity. The Company records all expenses related to collaborative arrangements as research and development expense in the condensed consolidated statements of operations as incurred.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Going Concern (“ASU 2014-15”). ASU 2014-15 provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe the adoption of this standard will have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest – Imputation of Interest:  Simplifying the presentation of Debt Issuance Costs (“ASU 2015-03”).  The standard requires entities to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset, and the amortization is reported as interest expense.  The result of application of this guidance would be to reduce the deferred financing costs balance, with a corresponding reduction to the long term liabilities to which the debt issuance costs relate in the condensed balance sheets.  The standard does not affect recognition and measurement of debt issuance costs.  The Company expects to adopt ASU 2015-03 on January 1, 2016.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory:  Simplifying the Measurement of Inventory (“ASU 2015-11”).  The standard requires inventory within the scope of the ASU to be measured using the lower of cost and net realizable value.  The changes apply to all types of inventory, except those measured using LIFO or retail inventory method, and are intended to more clearly articulate the requirements for the measurement and disclosure of inventory and to simplify the accounting for inventory by eliminating the notions of replacement cost and net realizable value less a normal profit margin.  The standard will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016.  The Company does not believe the adoption of this standard will have a significant impact on the Company’s financial statements.

ASC 915, “Development Stage Entities”, is being superseded by FASB ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810 Consolidation (“ASU 2014-10”). The amendments made by ASU 2014-10 are effective for public companies for annual reporting periods beginning after December 15, 2014 and interim period therein. For private entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and for interim reporting periods beginning after December 15, 2015. The future adoption of ASU 2014-10 is not expected to have a material impact on the Company’s financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's condensed financial position, results of operations or cash flows.

Note 3 – Loans

In 2014, the Company executed an agreement with a third-party investor whereby the Company issued $53,209 in a convertible promissory note. This convertible note bears an interest rate of 8% per year and matures on November 26, 2015. The Company subsequently received an advance of $50,000 from the same party. The proceeds from these loans were used for working capital purposes. During the nine months ended September 30, 2015, both of these loans were consolidated into a new convertible note (see Note 4).

As a result of the Merger, the Company assumed an obligation to a former note holder in the amount of $17,500. The unsecured promissory note in the amount of $15,000 is to an unrelated party. Pursuant to the terms of the note, the note is interest bearing at 3.5% and is due on demand. Another unsecured promissory note is of $2,500 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. The Company is currently determining to revise the terms of this note.

Note 4 – Convertible Notes

On January 2, 2015, the Company issued a convertible promissory note in the principal amount of $400,000 to a third party investor, which includes $53,209 in principal amount for a previously issued note (see Note 3) at a conversion price of $0.50. Such note bears an interest rate of 1% per year and matures on September 2, 2015. On August 13, 2015, this note was fully converted into 800,000 shares of common stock.

On March 19, 2015, the Company issued a convertible promissory note in the principal amount of $600,000 at a conversion price of $0.50. This note bears an interest rate of 1% per year and matures on September 30, 2015. On August 13, 2015, this note was fully converted into 1,200,000 shares of common stock.

In connection with the note, the Company accrued $60,000 for finance fees to be amortized over the life of the note. As of September 30, 2015, $60,000 of the finance fees was expensed.

Note 5 – Capital Stock

Reverse Capitalization

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of Mount Tam’s capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive one (1) share of Company common stock, par value $0.0001 per share (the “Common Stock”). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, the Company assumed all of Mount Tam’s options issued and outstanding immediately prior to the Merger. As a condition to the closing of the Merger, the then-current Company stockholders agreed to cancel 28,175,000 certain shares of common stock of the Company and the then-current Company stockholders retained an aggregate of 16,358,750 shares of common stock. As a result of the Merger, the Company issued a total of 26,000,000 shares of common stock to the shareholders of Mount Tam.

Common Stock

The Company has authority to issue up to 100,000,000 shares, par value $0.0001 per share.

On August 13, 2015, the registrant entered into a Share Exchange and Conversion Agreement by and among the registrant and a holder of a majority of the issued and outstanding capital stock of the registrant, on the one hand, and Mount Tam Biotechnologies, Inc., a Delaware corporation, the shareholders of Mount Tam, and the holders of certain convertible promissory notes of Mount Tam. At the completion of the merger, 26,000,000 restricted common shares of the new company were issued to the former Mount Tam shareholders, as follows:

•	24,000,000 restricted shares of its common stock, $0.0001 par value per share to the Mount Tam stockholders in the aggregate, in exchange for 9,000,000 shares of Mount Tam common stock held by them, representing 100% of the then issued and outstanding share capital of Mount Tam; and
•	2,000,000 restricted shares of its common stock issued in conversion of $1,000,000 of convertible notes at the price of $0.50 per share as specified in the convertible loan agreement.

The Company has an agreement with The Buck Institute as further detailed in Note 7 to maintain a certain common stock equity interest in the Company. As of September 30, 2015 the Company owed to the Buck Institute 966,255 shares, as a result of the reverse merger transaction. This issuance is treated as a component of the recapitalization of the Company.

On September 19, 2015 the Company sold an additional 200,000 shares of common stock at a price of $0.50 to an accredited investor for cash of $100,000. As of September 30, 2015, these shares are not yet issued and hence $100,000 is shown under Common stock to be issued. The issuance was exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended.

The Company has agreement with third party for consulting service provided. As of September 30, 2015 the Company has accrued compensation of $423,588 and this amount may be settled by the Company via issuance of 847,175 shares of common stock..

The Company has agreement with third party for consulting service provided. As of September 30, 2015 the Company has accrued compensation of $40,000 shown under common stock to be issued and this amount may be settled by the Company via issuance of common stock.

Note 6 – Stock Options and Warrants

Stock Options

On December 1, 2014, the Company granted options to its former Chief Financial Officer to purchase up to 300,000 shares of Common Stock under the Plan in the aggregate, with an exercise price of $0.35 per share. 25% of the option shares shall vest on the one year anniversary of the vesting commencement date, and one forty-eight of the shares subject to the option shall vest each month thereafter on the same day of the month as the vesting commencement date (and if there is no corresponding day, on the last day of the month) until 100% of the option shares shall have vested on the four (4) year anniversary of the vesting commencement date.

On January 2, 2015, the Company granted options to its former Vice President, Research and Development to purchase up to 135,000 shares of Common Stock under the Plan in the aggregate, with an exercise price of $0.50 per share. 25% of the option shares shall vest on the one year anniversary of the vesting commencement date, and 1/48th of the option shares shall vest each month thereafter on the same day of the month as the vesting commencement date (and if there is no corresponding day, on the last day of the month) until 100% of the option shares shall have vested on the four year anniversary of the vesting commencement date.

On August 10, 2015, the Company granted options to its former Vice President, Research and Development to purchase up to 435,000 shares of Common Stock under the Plan in the aggregate, with an exercise price of $0.50 per share. 25% of the option shares shall vest on the one year anniversary of the vesting commencement date, and 1/48th of the option shares shall vest each month thereafter on the same day of the month as the vesting commencement date (and if there is no corresponding day, on the last day of the month) until 100% of the option shares shall have vested on the four year anniversary of the vesting commencement date.

Stock-based compensation expense related to vested options was $15,404 and $34,861 during the three and nine months ended September 30, 2015. The Company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted during the nine months ended September 30, 2015:

September 30, 2015
Expected term (years)	9.98
Expected volatility	112%-127%
Risk-free interest rate	1.52-1.62%
Dividend yield	0%

A summary of option activity under the Plan as of September 30, 2015, and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	300,000	$0.35	9.93	$45,000
Granted	570,000	0.50	10.00	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2015	870,000	$0.45	9.54	$45,000
Exercisable at September 30, 2015	-	$-	-	$-

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2015 was $35,687. As of September 30, 2015, there was $311,741 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.9 years.

Note 7 – Commitments & Contingencies

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

On August 17, 2014, the Company entered into an agreement with Buck Institute for licenses of certain patents held by Buck Institute (the “License Agreement”). In connection with this agreement, the Company agreed to pay Buck Institute for research and development activities. The Company will pay Buck Institute in eight equal installments of $75,000 each for conducting research and development. In March 2015, the payment terms were revised so that the Company still pays the Research Funding amount in eight (8) equal installments of seventy-five thousand dollars ($75,000) each and the installments shall be payable as follows: the first, second and third installments (together $225,000) shall all be payable by April 1, 2015, and each subsequent installment shall be payable three (3) months after the date on which the prior installments was payable, with the fourth installment payable July 1, 2015, three (3) months after the first three payments were made, and the final installments payable fifteen (15) months after the first through third installments were made.

In addition, the Company issued to Buck Institute that number of shares equal to 5% of the Company's total outstanding shares at inception. Buck Institute’s equity interest in the Company will not be reduced below 5% of the total aggregate common shares until such time the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of September 30, 2015, the Company has issued 1,200,000 shares of the Company’s Common Stock to Buck Institute, 966,250 shares of common stock to be issued (Note 5). Additionally, the Company agreed to pay one-time milestone payments upon the first occurrence of the corresponding milestone events as set forth in the table below.

Milestone Event	Milestone Payment
Filing of an IND	$50,000
Completion of the first Phase I Clinical Trial of a Licensed Product	$250,000
Completion of the first Phase II Clinical Trial of a Licensed Product	$500,000
Completion of the first Phase III Clinical Trial of a Licensed Product	$1,000,000

As of September 30, 2015 none of the milestone events had yet been achieved.

The Company also agreed to pay Buck Institute non-refundable and non-creditable royalties in the amount of 2% of the annual aggregate net sales. For each licensed product for which the Company grants worldwide sublicense rights to a third party, the Company agreed to pay Buck Institute 20% of all sub-license revenues.

Within 30 days after the date on which the Company shall raise and receive a total of $1,000,000 of investment in equity, debt, grants, contributions, or donations, the Company shall reimburse Buck Institute for 100% of the patent expenses for the Product Patents and 50% of the patent expenses for the Program Patents, incurred by Buck Institute as defined in the Licensing Agreement. Per amended agreement dated March 2015, the Company shall reimburse Buck Institute for 100% of the patent expenses for the Product Patents and 50% of the Patent Expenses for the Program Patents, incurred by Buck Institute incurred on or before April 1, 2015.

On December 1, 2014, the Company entered into an employment agreement with its former Chief Executive Officer, which terminated on August 12, 2015 as a result of his resignation from the Company (see Note 8). The employment agreement required annual base salary payments of $200,000 per year. In addition, the executive was granted 1,530,000 shares of Company's Common Stock at $0.0001 per share pursuant to a share purchase agreement.

On December 1, 2014, the Company entered into an employment agreement with its former Chief Financial Officer, which terminated on April 1, 2015, as a result of his resignation from the Company. The employment agreement had required annual base salary payments of $150,000 per year. In addition, the executive was granted 1,530,000 shares of Company's Common Stock at $0.0001 per share pursuant to a share purchase agreement, as well as stock options to purchase up to 300,000 shares of Common Stock.

On December 1, 2014, the Company entered into a three-year consulting agreement with an individual for the purpose of providing financial and investor relations services. In connection with the agreement, the Company agreed to pay the consultant a monthly fee of $10,000.

On December 11, 2014, the Company entered into an agreement with a firm that provides legal services to assist with a potential future financing transaction and a reverse merger transaction. In connection with this agreement for legal services, the Company agreed to pay flat fee of $115,000. The payment of the flat fee shall be as follows: (i) $75,000 cash; $25,000 payable upon closing of the future financing transaction and $50,000 payable upon closing of a future reverse merger transaction; and (ii) $40,000 in the common stock of the Public Company (using the same per share price as used in the financing transaction) to be acquired upon closing of the reverse merger transaction. In the event the financing transaction or the reverse merger transaction does not close, the Company shall pay for legal services based on the firm’s billing rates per hour for the work performed.

On January 2, 2015, the Company entered into an employment agreement with its former Vice President, Research and Development. The employment agreement requires annual base salary payments of $150,000 per year. In addition, the executive has been granted stock options to purchase up to 135,000 shares of Common Stock. His employment agreement was later amended as a result of his appointment to become the Company’s Chief Executive Officer.

On January 2, 2015, the Company entered into a license and service agreement with Buck Institute. In connection with the agreement, the Company agreed to pay Buck Institute an annual fee of $24,500 to procure access to certain office space in the facility in order to conduct research and facilitate its research and development program.

Note 8 – Subsequent Events

On October 15, 2015 the Company appointed Brian Kennedy, Ph.D., CEO of The Buck Institute for Aging Research, as Chairman of its Board of Directors. Dr. Kennedy, 48, was appointed the President and the Chief Executive Officer of the Buck Institute in 2010. He earned his PhD in Biology at Massachusetts Institute of Technology, where he took part in groundbreaking studies on aging. He completed postdoctoral training at the Massachusetts General Hospital Cancer Center in Charlestown, Massachusetts. Dr. Kennedy was an associate professor in the biochemistry department at the University of Washington in Seattle as well. A major focus of his current research is to study the mammalian target of the rapamycin (mTOR) pathway. mTOR generated excitement in the age research field when it was shown recently that the drug rapamycin can extend lifespan in mice. Mount Tam’s first investigational drug, TAM-01, is a novel mTOR inhibitor which has been optimized for the treatment of systemic lupus erythematosus (SLE), the most common form of Lupus. Licensed from The Buck Institute for Aging Research, this is the first molecule utilizing the Company’s unique mechanism for mTOR inhibition, and the Company is currently investigating additional applications for its proprietary platform technology.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the results of operations and financial condition of Mount Tam Biotechnologies, Inc. for the three and nine months ended September 30, 2015, should be read in conjunction with the financial statements of Mount Tam Biotechnologies, Inc., and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as Mount Tam Biotechnologies plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the form 8-K filed on September 19, 2015. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We believe that our assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company's products and services and competition.

The Merger between Mount Tam Biotechnologies, Inc.,(“MT. Tam”) and TabacaleraYsidron, Inc., consummated on August 13, 2015, was treated as a reverse acquisition for financial accounting and reporting purposes.  As such, MT. Tam is treated as the acquirer for accounting and financial reporting purposes while TabacaleraYsidron, Inc. was treated as the acquired entity for accounting and financial reporting purposes.  Further, as a result, the historical financial statements that will be reflected in the Company’s future financial statements filed with the SEC will be those of MT. Tam, and the Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of MT. Tam.  Accordingly, for clarity and continuity, we are presenting the historical financial statements for MT. Tam, Inc. for the periods presented.

Overview

We are a early stage company primarily engaged in the development of bio-pharmaceuticals to treat autoimmune diseases. We intend to optimize and bring to market a portfolio of leading products focused on improving the health and well being of millions of people who have been affected by autoimmune diseases. To that end, we have formed a strategic partnership with the Buck Institute for Research on Aging (“Buck Institute”), an independent research facility focused on understanding the connection between aging and chronic disease. As part of the partnership, we have signed an exclusive worldwide licensing and collaboration agreement with the Buck Institute that includes many of the Buck Institute’s intangible research and development assets in the area of autoimmune disorders. The initial focus of the our research and development efforts will be a pre-clinical stage compound for the treatment and diagnosis of systemic lupus erythematosus (“SLE”), a common form of lupus.

Plan of Operations

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net losses of $849,333 and $1,797,665, respectively, for the three and nine month periods ended September 30, 2015 and has an accumulated deficit of $2,055,470 as of September 30, 2015.

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common and incurrence of debt. As of September 30, 2015, the Company had working capital deficit of $947,676 with cash of $3,905. Our cash increased by approximately $3,000 during the nine months ended September 30, 2015.

Negative Operating Cash Flow

We reported negative cash flow from operations for the period ended December 31, 2014 and for the nine months ended September 30, 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers. If any of the options are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of approximately $3,900 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with high volatility in prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

3

Results of Operations

For the Three months ended September 30, 2015 compare with August 13, 2014 (date of inception) till September 30, 2014

Revenue

The Company had no revenues for the nine months ended September 30, 2015 and for the period from August 13, 2014 (date of inception) to September 30, 2014. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $848,127 during the three months ended September 30, 2015, compared to $18,417 from inception to September 30, 2014. Our operating expenses included research and development expenses in the amount of $6,655 and $0, and general and administrative expenses in the amount of $841,472 and $18,417 for three months ended September 30, 2015 and the period from inception to September 30, 2014, respectively. Research and development expenses were comprised mainly of the value of the shares issued to The Buck Institute as a result of our agreement with them. General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses.

Other Expense

Other expense totaled $1,205 and $0 during the three months ended September 30, 2015 and the period from inception to September 30, 2014, respectively, the increase is due to interest owed on convertible notes used to finance our operations.

Net Loss

As a result of the foregoing, during the three months ended September 30, 2015 and the period from inception to September 30, 2014, we recorded a net loss of $849,333 and $18,417, respectively.

For the Nine months ended September 30, 2015 compare with August 13, 2014 (date of inception) till September 30, 2014

Revenue

The Company had no revenues for the nine months ended September 30, 2015 and for the period from August 13, 2014 (date of inception) to September 30, 2014. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $1,792,805 and $18,417 during the nine months ended September 30, 2015 and the period from inception to September 30, 2014, respectively. Our operating expenses included research and development expenses in the amount of $418,900 and $0, and general and administrative expenses in the amount of $1,373,905 and $18,417 for three months ended September 30, 2015 and the period from inception to September 30, 2014, respectively.

Other Expense

Other expense totaled $4,860 and $0 during the nine months ended September 30, 2015, and the period from inception to September 30, 2014, respectively, the increase is due to interest owed on convertible notes used to finance our operations.

Net Loss

As a result of the foregoing, during the nine months ended September 30, 2015 and the period from inception to September 30, 2014, we recorded a net loss of $1,797,665 and $18,417, respectively.

Liquidity and Capital Resources

We had cash and equivalents of $3,905 at September 30, 2015.

Operating Activities

During the nine months ended September 30, 2015, we used $993,772 of cash in operating activities, compared to $0 for the period from inception to September 30, 2014. Non-cash adjustments included $40,000 and $0 related to stock based compensation, $34,861 and $0 related to options, $20,000 and $0 in amortization of prepaid expenses and net change in accounts payable and accrued liabilities of $285,444 and $18,417 and compensation payable of $423,588 and $0, during the nine months ended September 30, 2015 and the period from inception to September 30, 2014, respectively.

4

Financing Activities

Financing activities provided $996,796 to us during the nine months ended September 30, 2015. We received $896,791 in net proceeds from loans, and $100,005 in proceeds from issuance of common stock. As of September 30, 2015, we had an accumulated deficit of $2,055,470.

Sources of Liquidity and Capital

During the nine months ended September 30, 2015, we received net proceeds from the sale of common stock and issuance of debt in the amount of $896,791. The capital raised has been used primarily for continuation of the Company’s research and development efforts and to support its operations. As of September 30, 2015, the Company had remaining cash of approximately $3,900 with net working capital deficit of approximately $947,676. As a result of the Company’s significant operating expenditures and the lack of any significant product sales revenue, we expect to incur losses from operations for the near future.

We reported negative cash flow from operations for the period ended December 31, 2014 and for the nine months ended September 30, 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers. If any of the options are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $3,905 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with volatility in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The incurrence of indebtedness or debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. Economic crisis and disruptions in the U.S. and global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business. The Company cannot provide any assurances that it will be able to raise the additional capital needed to fund its operations, or if the Company is able to raise such additional capital, that any such financing will be on terms which are beneficial to the existing shareholders.

Critical Accounting Policies and Estimates

The discussion and analysis of its financial condition and results of operations is based upon the Company’s unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its critical accounting policies and estimates. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s critical accounting policies and estimates are discussed in its form 8-K filed on September 19, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

5

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide this disclosure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of September 30, 2015, due to the fact that management has not fully remediated the material weakness described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We must maintain effective internal controls to provide reliable financial reports and to detect and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as would be possible with an effective control system in place. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

We have been assessing our internal controls to identify areas that need improvement. We are in the process of implementing changes to internal controls, but have not yet completed implementing these changes. Failure to implement these changes to our internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our common stock.

We have identified material weaknesses in our system of internal control over financial reporting. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses in our disclosure controls and procedures:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. If the Company does not address the material weaknesses, we may not be able to manage our business as effectively as would be possible with an effective control system in place.

6

Changes in Internal Controls

There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

●	During the three months ended September 30, 2015, we issued 2,000,000 shares of our common stock for conversion of $1,000,000 convertible notes.

●	During the three months ended September 30, 2015, we issued 24,000,000 shares of our common stock to former Mount Tam stockholders in the aggregate, in exchange for 9,000,000 shares of Mount Tam common stock held by them, representing 100% of the then issued and outstanding share capital of Mount Tam.

●	During the three months ended September 30, 2015, we issued warrants to purchase 435,000 shares of common stock, to our CEO with an exercise price of $0.50 per share.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNT TAM BIOTECHNOLOGIES, INC.

Dated: November 20, 2015	By:	/s/ Timothy Powers
	Name:	Timothy Powers
	Title:	Chief Executive Officer (principal executive officer)

Dated: November 20, 2015	By:	/s/ David R. Wells
	Name:	David R. Wells
	Title:	Chief Financial Officer (principal financial and accounting officer)