Form 10-K
period 2015-12-31
Mount TAM Biotechnologies, Inc.
filed 2016-04-14
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-192060

MOUNT TAM BIOTECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-3797537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8001 Redwood Boulevard Novato, California	94945
(Address of principal executive offices)	(Zip Code)

(310) 800-7175

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $0.7 million based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of April 14, 2016, there are 43,171,300 shares of common stock outstanding.

Documents incorporated by reference: None

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve assumptions, and describe our future plans, strategies, and expectations. Such statements are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words of other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our products, our potential profitability, and cash flows (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report on Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors as described in this Annual Report on Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. Our actual results may vary materially from those expected or projected.

PART I

ITEM 1. Business.

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “registrant,” and “Company” refer to Mount Tam Biotechnologies, Inc., a Nevada corporation and, where applicable, its wholly-owned subsidiary Mount Tam Biotechnologies, Inc., a Delaware corporation (“Mount Tam”).

Overview

The Company was established in November 2011 under the name TabacaleraYsidron. On August 13, 2015, the registrant entered into a Share Exchange and Conversion Agreement (the “Exchange Agreement”) by and among the registrant and a holder of a majority of the issued and outstanding capital stock of the registrant (the “Majority Shareholder”), on the one hand, and Mount Tam, the stockholders of Mount Tam (“Mount Tam Stockholders”), and the holders of certain convertible promissory notes of Mount Tam (“Mount Tam Noteholders”). Pursuant to the Exchange Agreement, the Company acquired all of the issued and outstanding equity securities of Mount Tam and the Mount Tam Stockholders and the Mount Tam Noteholders become the controlling stockholders of the registrant. The transactions contemplated by the Exchange Agreement are hereinafter referred to as the “Share Exchange.” Prior to the Share Exchange, the registrant was a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act), however, after the Share Exchange the registrant is no longer a shell company.

Effective on August 31, 2015, the registrant changed its name from TabacaleraYsidron, Inc. to Mount TAM Biotechnologies, Inc.  The name change was effected through a parent/subsidiary short-form merger of Mount TAM Biotechnologies, Inc., our wholly-owned Nevada subsidiary which we formed solely for the purpose of the name change, with and into the Company, with the Company as the surviving corporation.  With the exception of the name change, there were no changes to the Company’s Articles of Incorporation or Bylaws. There will be no mandatory exchange of stock certificates.

We are an emerging specialty biopharmaceutical company established to develop and bring to market a portfolio of pharmaceutical products targeting the treatment of autoimmune diseases.

Our most advanced product candidate is TAM-01, a pre-clinical stage compound, which represents what we believe to be a promising therapeutic candidate for the treatment of systemic lupus erythematosus (“ SLE ”), the most common forms of lupus. On August 17, 2014, Mount Tam entered into a Research Collaboration and License Agreement (the “Buck Institute License Agreement”) with Buck Institute for Research on Aging, a non-profit research organization devoted to Geroscience and based in Northern California (“Buck Institute”), pursuant to which Mount Tam secured a worldwide exclusive license to certain compounds and technology to develop, manufacture and commercialize these compounds in the field of autoimmune diseases.

All of our operations are located in the United States. We currently have no products that have obtained marketing approval in any jurisdiction, we have not generated revenues since inception and do not expect to do so in the foreseeable future due to the early stage nature of our current product candidate.

A Background on Our Potential Market

We are currently focusing the development of product candidate in the field of SLE, an orphan autoimmune disease.

An orphan disease is defined by the US Food and Drug Administration (“FDA”) as a medical condition that affect 200,000 people or less. An orphan drug is a medical product developed to treat such a disease.

Lupus

According to the Lupus Foundation of America, 1.5 million Americans have some form of lupus and more than 16,000 new cases are reported annually in the United States alone, while other estimates are more conservative. Despite the significantly larger patient population over the defined orphan disease limit, the FDA continues to classify lupus as an orphan disease. The exact etiology of lupus is unknown. As an autoimmune disease, lupus makes the immune system unable to differentiate between healthy tissues and foreign invaders, leading the immune system to attack healthy tissues. This may cause inflammation of the joints, heart, lungs, kidneys, brain and blood vessels. Lupus is a disease that goes through stages of remission and flares.

SLE is one of the most common forms of lupus. It is a chronic, inflammatory disorder that can damage any part of the body, including the skin, joints and internal organs. Lupus nephritis (“LN”) is a common complication for people with SLE, affecting up to 60% of SLE patients. LN is a kidney inflammation that may lead to significant illness and even death.

There is currently no known cure for SLE and no treatment that fully stabilizes the disease. Patients diagnosed with lupus are treated with different types of supportive therapy, primarily consisting of antimalarials, corticosteroids, immunosuppressants, and newer biologic agents that primarily address the symptoms of the disease at the expense of significant adverse events of varying severity. Such adverse events include but are not limited to inflammation, joint pain, blood clotting, mouth ulcers, skin rash, skin color changes, damage to the retina of the eye, morbidity, immune suppression, suppressed growth in children, diabetes, osteoporosis and high blood pressure.

Our Product Candidate

Our first product candidate, TAM-01, is a rapamycin analog which exerts its action through direct binding and inhibition of the mammalian Target Of Rapamycin (“mTOR”). mTOR is a key regulatory pathway which is altered in individuals suffering from autoimmune disorders, including lupus. Based on extensive research conducted by various institutes, mTOR inhibitors may reduce disease activity and normalize T cell activation-induced calcium fluxing in SLE patients. The only effective mTOR targeting drugs currently approved by the FDA, are rapamycin (Sirolimus) and its first generation analogs (Temsirolimus, Everolimus). Unfortunately their utility as therapeutic agents for the treatment of chronic diseases such as SLE is severely limited due to their significant side effects, including impaired glucose tolerance, insulin resistance, and lipid dysregulation. Our product candidate, TAM-01, is a small-molecule inhibitor of mTOR, which has shown in our pharmacology studies to maintain high therapeutic efficacy of rapamycin while significantly reducing or abolishing some of its side effects.

Discovery, lead optimization and pre-development activities (including preliminary scale up) have been completed for TAM-01 and it is ready for initiation of IND-enabling safety studies. A number of pharmacological studies in validated disease models (such as the NZBW/F1J SLE mouse model) have demonstrated that TAM-01 exhibits dose-dependent efficacy similar to rapamycin or Temsirolimus. At 14-week dosage, TAM-01 is shown to reduce disease progression as measured by proteinuria, IgG anti-dsDNA and ANA serum antibody titers. Examination of the kidney pathology of the NZBW/F1J mice showed that TAM-01 ameliorated kidney disease and reduced renal Ig deposits similar to temsirolimus. Additionally, other studies have shown that, in contrast to both rapamycin and Temsirolimus, TAM-01 has minimal impact on glucose levels, glucose tolerance, reduced hyperlipidemia (cholesterol and triglyceride elevations), and no impact on reticulocyte count. TAM-01 has also completed preliminary non-GLP 14-day toxicology, safety, PK, ADME and preliminary scale up manufacturing studies. TAM-01 exhibits significantly higher oral bioavailability than rapamycin, which is expected to result in reduced variability of absorption, and superior pharmacokinetics, making it suitable for administration via a flexible dosing regiment.

We are ready to initiate GLP studies in order to prepare and submit an Investigational New Drug (“IND”) to the FDA. We intend to advance TAM-01 to phase 1 clinical development in the United States within 18-24 months from the time we have completed our fundraising targets and recruitment of all required personnel. There can be no assurance that the Company will be able to begin phase 1 clinical development in this time frame, if at all.

Our Suppliers and Manufacturers

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We will rely on third-party contract manufacturers, or CMOs, for the manufacture of our product candidate for larger scale preclinical and clinical testing, as well as for commercial quantities of our product candidate that are approved.

We do not have any current contractual relationships for the manufacture of commercial supplies of our product candidate if it is approved, and we intend to enter into agreements with a third-party contract manufacturer and one or more back-up manufacturers for the commercial production of our product candidate as it nears potential approval.

Any drug products to be used in clinical trials and any approved product that we may commercialize will need to be manufactured in facilities, and by processes, that comply with FDA’s current good manufacturing practice (“cGMP”) requirements and comparable requirements of the regulatory agencies of other jurisdictions in which we are seeking approval.

Competition

We are a development company with no products currently on the market. We face competition from other companies, academic institutions, governmental agencies and other public and private research organizations for collaborative arrangements with pharmaceutical and biotechnology companies, in recruiting and retaining highly qualified scientific and management personnel and for licenses to additional technologies. Many of our competitors will have substantially greater financial, technical and human resources than we have. Our success depends in part on our ability to build, obtain regulatory approval for and market acceptance of, and actively manage a portfolio of drugs that addresses unmet medical needs and creates value in patient therapy.

If approved, TAM-01 would compete with currently marketed drugs and therapies used for treatment of SLE and potentially with drug candidates currently in development. Patients diagnosed with lupus are currently treated with different types of supportive therapy drugs intended to address only the symptoms of the disease. Our main competitor is a biologic drug called Benlysta®, the only FDA approved drug specifically for lupus patients. Benlysta targets and blocks B Lymphocyte Stimulator, which promotes autoimmunity by permitting autoimmune B cells to live longer. TAM-01 intends to take advantage of Benlysta’s limitations, which include limited efficacy, slow onset of action and a restrictive label.

Our failure to compete effectively could have a material adverse effect on our business.

Intellectual Properties and Licenses

We strive to protect and enhance the proprietary technologies that we believe are important to our business and seek to obtain and maintain patents for any patentable aspects of our products and any other inventions that are important to the development of our business. Our success depends in part on our ability to obtain and maintain our patent portfolio and other proprietary protection for commercially important technology, inventions and know-how related to our business, to defend and enforce our patents, to maintain our licenses to use intellectual property owned by third parties, to preserve the confidentiality of our trade secrets and to operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the fields targeted by our diagnostic products and services.

On August 17, 2014, Mount Tam entered into the Buck Institute License Agreement. This agreement establishes a joint research effort led by Buck Institute to identify and develop compounds from two specific chemical chemotypes identified therein. We provide certain funding for Buck Institute’s research efforts performed under the Buck Institute License Agreement. Under the terms of the Buck Institute License Agreement, Buck Institute assigned exclusive, worldwide rights to develop, manufacture and commercialize pharmaceutical products that incorporate a compound from one of two chemical compounds, identified therein, and exclusive rights to practice the drug discovery platform technology as necessary to research, develop and commercialize such pharmaceutical products. Such rights include an exclusively licensed library of more than 1,000 compounds. Mount Tam retains rights to inventions made by its employees, and Buck Institute will assign to Mount Tam all inventions made under the Buck Institute License Agreement jointly by its employees and Buck Institute personnel, provided that Mount Tam has complied with its funding obligations set forth in the Buck Institute License Agreement. On March 19, 2015 Mount Tam entered into an amendment to the Buck Institute License Agreement to extend the deadline of funding milestones and its reimbursement obligations for expenses that Buck Institute accrued relating to the patents under the Buck Institute License Agreement. On April 1, 2015, Mount Tam satisfied this revised funding milestone deadline with Buck Institute.

On October 12, 2015, the Buck Institute delivered to us a letter stating that we had not performed certain covenants set forth in the Buck Institute License Agreement, including certain payment obligations. On October 16, 2015, the Company responded to the October 12, 2015 letter from the Buck Institute, and in such response, the Company proposed to defer payments for up to 90 days. The Buck Institute has not responded to this letter and has taken no formal steps or actions to terminate the Buck Institute License Agreement. Due to the fact that we have not been able to remedy the defaults described in the written notice receive from the Buck Institute, the Buck Institute has the right to terminate the Buck Institute License Agreement upon 90 days written notice to us. We have failed to satisfy certain other payment obligations totaling $238,774 in the aggregate that we owe to the Buck Institute under the Buck Institute License Agreement. Thus, the Buck Institute has the right to terminate the Buck Institute License Agreement upon 90 days notice if material defaults are not cured. Based on our long-standing positive relationship with the Buck Institute, we do not believe that the Buck Institute will terminate the Buck Institute License Agreement. In addition even if we are able to satisfy all of the existing obligations owed to the Buck Institute, given our need for additional capital resources, we may be unable to meet our future obligations under the Buck Institute License Agreement. If the Company is unable to meet its obligations under the Buck Institute License Agreement, it could have a material adverse effect on our business.

Within the licensed library is TAM-01. TAM-01’s composition of matter is patented, having an expiration date of 2023. Additional patents have been filed claiming the improved properties of TAM-01 which have extended projected patent coverage to 2031. TAM-01’s broad composition of matter coverage is generically claimed in ten major territories, including the United States, Canada, Hong Kong, India and Mexico. The current manufacturing process coverage, including the methods and know-how to manufacture TAM-01, is claimed in filings in ten major territories as well. The expiration date for this technology is 2023, and additional manufacturing process patents are expected to be filed over the next 12-24 months as improvements in manufacturing processes are made.

As consideration for the assignments and licenses, we issued Buck Institute 1,200,000 (post-merger) (450,000 pre-merger) shares of our common stock and Mount Tam is obligated to pay to Buck Institute milestone payments on development of its proprietary products claimed by patents assigned or licensed to it by Buck Institute. Mount Tam also is obligated to pay low single digit royalties, including annual minimum royalties, on sales of such products. Should Mount Tam grant licenses or sublicenses to those patents to third parties, Mount Tam is obligated to share a percentage or resulting revenue with Buck Institute. Mount Tam’s royalty payment obligations are reduced if currently pending patent applications become invalid of if Mount Tam has to pay third parties to obtain certain licenses for the company to manufacture, use, sell or import its products produced pursuant to the Buck Institute License Agreement. Payment obligations terminate on expiration or annulment of the last patent covered by the Buck Institute License Agreement.

The Buck Institute License Agreement will terminate upon the expiration of our payment obligations thereunder. Mount Tam can terminate the licenses to any or all licensed patents upon specified advance notice to Buck Institute. Buck Institute may terminate the license provisions of the agreement only for cause. Termination of the Buck Institute License Agreement does not terminate Mount Tam’s rights in patents assigned to it.

Governmental Regulations

To date, we have conducted and will continue to conduct our pre-clinical testing through our partner Buck Institute. We do not have the ability to independently conduct clinical trials for our product candidates, and we rely on Buck Institute or other third parties, such as contract research organizations (“CRO s”), medical institutions, and clinical investigators, to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities. Although we have, in the ordinary course of business, entered into agreements with these third parties, we continue to be responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices or cGCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. To date, we believe Buck Institute and other similar entities with which we are working have performed well.

The process of complying with FDA guidelines and obtaining approvals from the FDA of applications to market drugs and products is costly, time consuming and subject to unanticipated delays. There is no assurance that we will be able to obtain FDA approval for any of our products.

Development Activities

To gain regulatory approval of our products, we must demonstrate, through experiments, preclinical studies and clinical trials that our drug product candidate meets the safety and efficacy standards established by the FDA and other international regulatory authorities. In addition, we must demonstrate that all development-related laboratory, clinical and manufacturing practices comply with regulations of the FDA, other international regulators and local regulators.

Regulations establish standards for various actions including: drug substances and materials; drug manufacturing operations and facilities; and analytical laboratories and medical development laboratory processes and environments. In each instance, these standards are in connection with research, development, testing, manufacture, quality control, labeling, storage, record keeping, approval, advertising and promotion, and distribution of product candidates, on a product-by-product basis.

Pre-clinical Studies and Clinical Trials

Development testing generally begins with laboratory testing and experiments, as well as research studies using animal models to obtain preliminary information on a product’s efficacy and to identify potential safety issues. The results of these studies are compiled along with other information in an IND application, which is filed with the FDA. After resolving any questions raised by the FDA, which may involve additional testing and animal studies, clinical trials may begin. Regulatory agencies in other countries generally require a Clinical Trial Application to be submitted and approved before each trial can commence in each country.

Clinical trials normally are conducted in three sequential phases and may take a number of years to complete. Phase 1 consists of testing the drug product in a small number of humans, normally healthy volunteers, to determine preliminary safety and tolerable dose range. Phase 2 usually involves studies in a limited patient population to evaluate the effectiveness of the drug product in humans having the disease or medical condition for which the product is indicated, determine dosage tolerance and optimal dosage and identify possible common adverse effects and safety risks. Phase 3 consists of additional controlled testing at multiple clinical sites to establish clinical safety and effectiveness in an expanded patient population of geographically dispersed test sites to evaluate the overall benefit-risk relationship for administering the product and to provide an adequate basis for product labeling. Phase 4 clinical trials may be conducted after approval to gain additional experience from the treatment of patients in the intended therapeutic indication.

The conduct of clinical trials is subject to stringent medical and regulatory requirements. The time and expense required to establish clinical sites, provide training and materials, establish communications channels and monitor a trial over a long period of time is substantial. The conduct of clinical trials at institutions located around the world is subject to foreign regulatory requirements governing human clinical trials, which vary widely from country to country. Delays or terminations of clinical trials could result from a number of factors, including stringent enrollment criteria, slow rate of enrollment, size of patient population, having to compete with other clinical trials for eligible patients, geographical considerations and others. Clinical trials are monitored by the regulatory agencies as well as medical advisory and standards boards, which could determine at any time to reevaluate, alter, suspend, or terminate a trial based upon accumulated data, including data concerning the occurrence of adverse health events during or related to the treatment of patients enrolled in the trial, and the regulator’s or monitor’s risk/benefit assessment with respect to patients enrolled in the trial. If they occur, such delays or suspensions could have a material impact on our bile salt development programs.

Regulatory Review

The results of preclinical and clinical trials are submitted to the FDA in a New Drug Application (“NDA”), with comparable filings submitted to other international regulators. After the initial submission, the FDA has a period of time in which it must determine if the NDA is complete. After an NDA is submitted, although the statutory period provided for the FDA’s review is less than one year, dealing with questions or concerns of the agency and, taking into account the statutory timelines governing such communications, may result in review periods that can take several years. If an NDA is accepted for filing, following the FDA’s review, the FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not provide an adequate basis for approval. If the FDA grants approval, the approval may be conditioned upon the conduct of post-marketing clinical trials or other studies to confirm the product’s safety and efficacy for its intended use. Until the FDA has issued its approval, no marketing activities can be conducted in the United States. Similar regulations apply in other countries. There can be no assurance that any of the Company’s drug candidates will receive FDA approval or the approval of regulators in other countries.

Fast Track and Breakthrough Designations

The FDA has various programs, including fast track and breakthrough therapy designations, which are intended to expedite the process for reviewing drugs. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments.

Fast track designation is intended to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need. Designation may be granted on the basis of preclinical data. A sponsor of a drug that receives fast track designation will typically have more frequent interactions with FDA during drug development. In addition, products that have been designated as fast track can obtain rolling review.

Breakthrough therapy designation is intended to expedite the development and review of drugs for serious or life-threatening conditions. The criteria for breakthrough therapy designation require preliminary clinical evidence that demonstrates the drug may have substantial improvement on at least one clinically significant endpoint over available therapy. A breakthrough therapy designation conveys all of the fast track program features, more intensive FDA guidance on an efficient drug development program, an organizational commitment involving senior managers, and eligibility for rolling review and priority review.

A key difference between fast track designation and breakthrough designation is what needs to be demonstrated to qualify for the programs. A breakthrough therapy designation is for a drug that treats a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. In contrast, a fast track designation is for a drug that treats a serious or life-threatening condition, and nonclinical or clinical data demonstrate the potential to address unmet medical needs for the serious condition.

When appropriate, the Company intends to seek fast track designation for our TAM-01 to treat SLE. There can be no assurance that the FDA will grant fast track designation. Even if such designation is provided, it may not result in a faster development or review time. Moreover, fast track designations do not increase the odds of approval. A fast track designation may be rescinded at any time if the drug candidate does not continue to meet the qualifications for these programs.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the US, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Because of the lack of treatments available for patients who suffer from SLE, we expect, but cannot guarantee, that the FDA will classify TAM-01 as an orphan indication. Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not guarantee any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for such drug for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity.

Manufacturing Standards

The FDA and other international regulators establish standards and routinely inspect facilities and equipment, analytical and quality laboratories and processes used in the manufacturing and monitoring of products. Prior to granting approval of a drug product, the FDA will conduct a pre-approval inspection of the manufacturing facilities, and the facilities of suppliers, to determine that the drug product is manufactured in accordance with cGMP and product specifications. Following approval, the FDA will conduct periodic inspections. If, in connection with a facility inspection, the FDA determines that a manufacturer does not comply with cGMP regulations and product specifications, the FDA will issue an inspection report citing the potential violations and may seek a range of remedies, from administrative sanctions, including the suspension of our manufacturing operations, to seeking civil or criminal penalties.

International Approvals

Even if we were to succeed in gaining regulatory approval to market our products in the United States, we will still need to apply for approval with other international regulators if we want to sell outside the United States. Regulatory requirements and approval processes are similar in approach to that of the United States. With certain exceptions, although the approval of the FDA carries considerable weight, international regulators are not bound by the findings of the FDA and there is a risk that foreign regulators will not accept a clinical trial design or may require additional data or other information not requested by the FDA.

Post-approval Regulations

Following the grant of marketing approval, the FDA regulates the marketing and promotion of drug products. Promotional claims are generally limited to the information provided in the product package insert for each drug product, which is negotiated with the FDA during the NDA review process. In addition, the FDA enforces regulations designed to guard against conflicts of interest, misleading advertising and improper compensation of prescribing physicians. The FDA will review, among other things, direct-to-consumer advertising, prescriber-directed advertising and promotional materials, sales representative communications to healthcare professionals, promotional programming and promotional activities on the Internet. The FDA will also monitor scientific and educational activities. If the FDA determines that a company has promoted a product for an unapproved use (“off-label”), or engaged in other violations, it may issue a regulatory letter and may require corrective advertising or other corrective communications to healthcare professionals. Enforcement actions may also potentially include product seizures, injunctions and civil or criminal penalties. The consequences of such an action and the related adverse publicity could have a material adverse effect on a developer’s ability to market its drug and its business as a whole.

Following approval, the FDA and other international regulators will continue to monitor data to assess the safety and efficacy of an approved drug. A post-approval discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or a recall or withdrawal of the product from the market, as well as possible civil or criminal sanctions. Similar oversight is provided by regulators in jurisdictions outside the US.

None of our products under development has been approved for marketing in the United States or elsewhere. We may not be able to obtain regulatory approval for any of our products under development. If we do not obtain the requisite governmental approvals or if we fail to obtain approvals of the scope we request, we or our licensees or strategic alliance or marketing partners may be delayed or precluded entirely from marketing our products, or the commercial use of our products may be limited. Such events would have a material adverse effect on our business, financial condition and results of operations.

Other Healthcare Laws and Regulations

If we obtain regulatory approval for any of our current or future product candidates, we may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•	Health Insurance Portability and Accountability Act of 1996, as amended by Health Information Technology for Economic and Clinical Health Act of 2009, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and impact our financial results.

Employees

We currently have three full time employees. In addition, we use advisors and consultants for research and development, clinical, regulatory, legal and administrative activities. We plan to hire additional staff as we expand research, production, business development, and sales and marketing programs. None of our employees are represented by a labor union.

Research and Development

We estimate that we have spent $455,950 on research and development activities during the last two fiscal years.

Compliance with Environmental Laws

Our operations may require the use of hazardous materials (including biological materials) which subject us to a variety of federal, provincial and local environmental and safety laws and regulations. Some of the regulations under the current regulatory structure provide for strict liability, holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or others’, business operations should contamination of the environment or individual exposure to hazardous substances occur. We cannot predict how changes in laws or development of new regulations will affect our business operations or the cost of compliance.

ITEM 1A. Risk Factors.

Risks Related to Our Business

Our success depends heavily on the successful development, regulatory approval and commercialization of TAM-01, our lead product candidate.

We do not have any products that have been granted regulatory approval. We cannot commercialize TAM-01 or any future product candidates in the United States without first obtaining regulatory approval for the product from the FDA, nor can we commercialize TAM-01 or any future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Clinical trials require years to complete and the FDA review process typically takes a year or more and approval is never guaranteed. As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for and, if approved, to successfully commercialize TAM-01 in a timely manner.

Obtaining regulatory approval for marketing of any product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

Even if we were to successfully obtain approval for our product candidate from the FDA and comparable regulatory authorities outside the United States, any approval might contain significant limitations related to use restrictions or may be subject to burdensome and costly post-approval study or risk management requirements. If we are unable to obtain regulatory approval for our product candidate in one or more jurisdictions, or if any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue our operations. Also, any regulatory approval of our product candidate, once obtained, may be withdrawn by the regulatory authority. Furthermore, even if we obtain regulatory approval, commercial success will depend on how successfully we are able to address a number of challenges, including the following:

•	development of our own commercial organization and establishment of commercial collaborations with partners;

•	establishment of commercially viable pricing and obtaining approval for adequate reimbursement from third-party and government payors;

•	the ability of our third-party manufacturers to manufacture quantities of TAM-01 and our other product candidates using commercially viable processes at a scale sufficient to meet anticipated demand and that are compliant with applicable regulations;

•	our success in educating physicians, other health care professionals and patients about the benefits, administration and use of TAM-01;

•	the availability, actual advantages, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and

•	the effectiveness of our own or our potential commercial collaborators' marketing, sales and distribution strategy and operations.

Many of these factors are beyond our control. If we or any commercialization partners are unable to successfully commercialize TAM-01, we may not be able to earn sufficient revenues to continue our business.

The regulatory approval processes of the FDA and comparable authorities outside the United States are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidate, our business will be substantially harmed.

The time required to complete clinical trials and to obtain approval by the FDA and comparable authorities outside the United States is unpredictable and typically takes many years. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate's development and may vary among jurisdictions. We have not obtained regulatory approval for our product candidate, and it is possible that our existing product candidate or any product candidates we may seek to develop in the future will never obtain regulatory approval.

Our product candidate could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design, scope or implementation of any clinical trials that we propose to conduct or require us to conduct additional clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidate is safe and effective for its proposed indication;

•	we may be unable to demonstrate that our product candidate's clinical and other benefits outweigh its safety risks;

•	the FDA or comparable regulatory authorities outside the United States may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the data collected from clinical trials of our product candidate may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

•	the FDA or comparable regulatory authorities outside the United States may fail to approve the manufacturing processes or facilities of third party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable regulatory authorities outside the United States may change significantly in a manner rendering our clinical data insufficient for approval.

Failing to obtain regulatory approval to market our product candidate would harm our business, results of operations and prospects significantly.

In addition, even if we were to obtain approval, such regulatory approval may be for more limited indications than we request, may impact the price we intend to charge for our products, may be contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of our product candidate. Any of the foregoing scenarios could harm the commercial prospects for our product candidate.

We have not previously submitted an NDA or any similar drug approval filing to the FDA or any comparable authority outside the United States for our product candidate, and we cannot be certain that our product candidate will be successful in clinical trials or receive regulatory approval. Further, our product candidate may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidate, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidate in one or more jurisdictions, our revenue will be dependent, to a significant extent, upon the size of the markets in the jurisdictions for which we gain regulatory approval.

Even if TAM-01 and our other future product candidates receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, pharmacies, hospital administrators, patients, caregivers, healthcare payors and others in the medical community necessary for commercial success.

Existing therapies for SLE have well-established market positions and familiarity with physicians, payers and patients. If we are unable to achieve significant differentiation for TAM-01 from existing and widely accepted therapies for SLE, our opportunity for TAM-01 to be commercialized successfully, if approved, would be adversely affected.

If TAM-01 or any of our future product candidates receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, pharmacies, hospital administrators, patients, caregivers, payers and others in the medical community. The degree of market acceptance of our product candidate, if approved for commercial sale, will depend on a number of factors, including the following:

•	convenience and ease of administration of the product candidates compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	their efficacy and potential advantages compared to alternative treatments;

•	the willingness of physicians and other health care providers to change their current treatment practices;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe new therapies;

•	the strength of marketing and distribution support; and

•	the price we charge for our product candidate.

TAM-01 has never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale.

We have never manufactured our product candidate on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. Even if we could otherwise obtain regulatory approval for TAM-01 there is no assurance that our manufacturer that we have not yet engaged, will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand.

If our suppliers are unable to produce sufficient quantities of any approved product for commercialization, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

We may not be successful in our efforts to build a pipeline of drug candidates.

A key element of our strategy is to use and expand our TAM-01 drug platform to build a pipeline of drug candidates to address different targets, and progress those drug candidates through clinical development for the treatment of a variety of different types of diseases. Although our research efforts to date have resulted in identification of a series of targets, we may not be able to develop drug candidates that are safe and effective inhibitors or promoters of all or any of these targets. Even if we are successful in building a product pipeline, the potential drug candidates that we identify may not be suitable for clinical development for a number of reasons, including causing harmful side effects or demonstrating other characteristics that indicate a low likelihood of receiving marketing approval or achieving market acceptance. If our methods of identifying potential drug candidates fail to produce a pipeline of potentially viable drug candidates, then our success as a business will be dependent on the success of fewer potential drug candidates, which introduces risks to our business model and potential limitations to any success we may achieve.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new specialty pharmaceutical products is highly competitive. We face competition with respect to TAM-01, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are several large pharmaceutical and biotechnology companies that currently market and sell products to our target patient group. These companies typically have a greater ability to reduce prices for their competing drugs in an effort to gain or retain market share and undermine the value proposition that we might otherwise be able to offer to payers. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Many of our competitors, including a number of large pharmaceutical companies that compete directly with us, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. There may also be companies unknown to us that are engaged in the development of products that are potentially competitive with those that we are developing. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We currently have no sales representatives or distribution personnel and no marketing capabilities. If we are unable to develop a sales and marketing and distribution capability, we will not be successful in commercializing TAM-01 or other future product candidates.

We have not yet built out an infrastructure to sell, market or distribute therapeutic products. If TAM-01 is approved, we intend to commercialize them with our own specialty sales force in the United States and with commercial partners globally.

There are risks involved with both establishing our own sales and marketing and distribution capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

We may be unable to identify appropriate commercial partners to distribute our products outside the United States or to negotiate terms with such commercial partners that are favorable or acceptable to us. Also, we may be unable to maintain those relationships. The inability to identify, successfully negotiate with, and maintain relationships with, commercial partners for distribution outside the United States could limit and/or delay our ability to commercialize our products outside the United States.

If we obtain approval to commercialize our product candidate outside the United States, we will be subject to additional risks.

If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business, including:

•	different regulatory requirements for drug approvals in countries outside the United States;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	non-United States taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

Even if we receive regulatory approval for TAM-01, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements.

Any regulatory approvals that we may receive for our product candidates will contain approved indicated uses, and we will be required to market any approved products in accordance with the indicated uses and our approved labeling. In addition, any regulatory approvals may contain conditions for approval or requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable regulatory authority outside the United States approves our product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, Quality System Regulation, or QSR, requirements and current good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning or untitled letters or holds on clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products; and

•	injunctions, the imposition of civil penalties or criminal prosecution.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. If we are not able to maintain regulatory compliance or if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, regulatory sanctions may be applied or we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

Our product candidate may cause serious adverse side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any marketing approval.

It is impossible to predict when or if our product candidate will prove safe enough to receive regulatory approval. Undesirable side effects could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable regulatory authority outside the United States for the affected product candidate. Additionally, if our product candidate receives marketing approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

•	we may be forced to suspend the marketing of such product;

•	regulatory authorities may withdraw their approvals of such product;

•	regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of such products;

•	the FDA or other regulatory bodies may issue safety alerts, "Dear Healthcare Provider" letters, press releases or other communications containing warnings about such product;

•	the FDA may require the establishment or modification of Risk Evaluation Mitigation Strategies, or REMS, or a comparable regulatory authority outside the United States may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of our products and impose burdensome and costly implementation requirements on us;

•	we may be required to change the way the product is administered or conduct additional clinical trials;

•	we could be sued and held liable for harm caused to subjects or patients;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidate, if approved.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to any of our future product candidates. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;

•	injury to our reputation and significant negative media attention;

•	significant costs to defend the related litigation;

•	substantial monetary awards to patients;

•	loss of revenue; and

•	the inability to commercialize any products that we may develop.

Insurance coverage is increasingly expensive. We currently do not have any product liability or any other insurance, and may not be able to obtain and maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for our drug candidates and our business could be substantially harmed.

We depend upon independent investigators and contractors, such as CROs, universities and medical institutions, such as Buck Institute, to conduct our preclinical studies and clinical trials. We rely upon, and plan to continue to rely upon, such third-party entities to execute our preclinical studies and clinical trials and to monitor and manage data produced by and relating to those studies and trials. However, we may not be able to in the future establish arrangements with CROs when needed or on terms that are acceptable to us, or at all, which could negatively affect our development efforts with respect to our drug candidates and materially harm our business, operations and prospects. As a result of the use of third-party contractors, we will have only limited control over certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies, including each of our clinical trials, is conducted in accordance with the applicable protocol, legal and regulatory requirements as well as scientific standards, and our reliance on any third-party entity will not relieve us of our regulatory responsibilities.

Based on our present expectations, we and our third-party contractors will be required to comply with current cGCP for all of our drug candidates in clinical development. Regulatory authorities enforce cGCP through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our contractors fail to comply with applicable cGCP, the clinical data generated in the applicable trial may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving a drug candidate for marketing, which we may not have sufficient cash or other resources to support and which would delay our ability to generate revenue from any sales of such drug candidate. Any agreements governing our relationships with outside contractors such as CROs, or Buck Institute or other contractors we may engage in the future, may provide those outside contractors with certain rights to terminate a clinical trial under specified circumstances. If such an outside contractor terminates its relationship with us during the performance of a clinical trial, we would be forced to seek an engagement with a substitute contractor, which we may not be able to do on a timely basis or on commercially reasonable terms, if at all, and the applicable clinical trial would experience delays or may not be completed.

If our contractors do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to a failure to adhere to our clinical protocols, legal and regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for, or successfully commercialize, the affected drug candidates. In addition, we will be unable to control whether or not they devote sufficient time and resources to our preclinical and clinical programs. These outside contractors may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. As a result, our operations and the commercial prospects for the effected drug candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. These contractors may also have relationships with other commercial entities, some of whom may compete with us. If our contractors assist our competitors to our detriment, our competitive position would be harmed.

Clinical drug development involves a lengthy and expensive process with uncertain outcomes, is very difficult to design and implement, and any of our clinical trials could produce unsuccessful results or fail at any stage in the process.

We are still in the pre-clinical stages of our development of TAM-01 and hope to begin clinical trials by the end of 2017. Clinical trials conducted on humans are expensive and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Additionally, any positive results of preclinical studies and early clinical trials of a drug candidate may not be predictive of the results of later-stage clinical trials, such that drug candidate may reach later stages of clinical trials and fail to show the desired safety and efficacy traits despite having shown indications of those traits in preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier phases of the trials. Therefore, the results of any ongoing or future clinical trials we conduct may not be successful.

We may experience delays in pursuing our planned clinical trials, and any planned clinical trials may not begin on time, may require redesign, may not enroll sufficient healthy volunteers or patients in a timely manner, and may not be completed on schedule, if at all.

Clinical trials may be delayed for a variety of reasons, including delays related to:

•	obtaining regulatory approval to commence a trial;

•	reaching agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining institutional review board, or IRB, approval at each trial site;

•	enrolling suitable volunteers or patients to participate in a trial;

•	developing and validating companion diagnostics on a timely basis;

•	changes in dosing or administration regimens;

•	having patients complete a trial or return for post-treatment follow-up;

•	inability to monitor patients adequately during or after treatment;

•	clinical investigators deviating from trial protocols or dropping out of a trial;

•	regulators instituting a clinical hold due to observed safety findings or other reasons;

•	adding new or substituting clinical trial sites; and

•	manufacturing sufficient quantities of drug candidate for use in clinical trials.

We plan to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. Although we expect that we will have agreements in place with CROs governing their committed activities and conduct, we will have limited influence over their actual performance. As a result, we ultimately do not and will not have control over a CRO’s compliance with the terms of any agreement it may have with us, its compliance with applicable regulatory requirements, or its adherence to agreed time schedules and deadlines, and a future CRO’s failure to perform those obligations could subject any of our clinical trials to delays or failure.

Further, we may also encounter delays if a clinical trial is suspended or terminated by us, by any IRB or Ethics Committee at an institution in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for the trial, if applicable, or by the FDA, or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, exposing participants to health risks caused by unforeseen safety issues or adverse side effects, development of previously unseen safety issues, failure to demonstrate a benefit from using a drug candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Therefore, we cannot predict with any certainty the schedule for commencement or completion of any currently ongoing, planned or future clinical trials.

If we experience delays in the commencement or completion of, or suspension or termination of, any clinical trial for our drug candidates, the commercial prospects of the drug candidate could be harmed, and our ability to generate product revenues from the drug candidate may be delayed or eliminated. In addition, any delays in completing our clinical trials will increase our costs, slow down our drug candidate development and approval process and jeopardize regulatory approval of our drug candidates and our ability to commence sales and generate revenues. The occurrence of any of these events could harm our business, financial condition, results of operations and prospects significantly.

We rely and expect to continue to rely completely on third parties to formulate and manufacture our preclinical, clinical trial and post-approval drug supplies. The development and commercialization of any of our drug candidates could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of such drug supplies or fail to do so at acceptable quality levels, including in accordance with applicable regulatory requirements or contractual obligations and our operations could be harmed as a result.

We have no experience in drug formulation or manufacturing. We do not currently have, nor do we plan to acquire, the infrastructure or capability internally, such as our own manufacturing facilities, to manufacture our preclinical and clinical drug supplies for use in the conduct of our clinical trials or commercial quantities of any drug candidates that may obtain regulatory approval. Therefore, we lack the resources and expertise to formulate or manufacture our own drug candidates. We have entered into agreements with third-party CMOs for the clinical-stage manufacture of certain of our drug candidate. We plan to enter into agreements with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our current and future clinical trials and/or commercial sales. We intend to establish or continue those relationships for the supply of our drug candidates, however, there can be no assurance that we will be able to retain those relationships on commercially reasonable terms, if at all. If we are unable to maintain those relationships, we could experience delays in our development efforts as we locate and qualify new CMOs. If our current drug candidate or any drug candidates we may develop or acquire in the future receive regulatory approval, we will rely on one or more CMOs to manufacture the commercial supply of such drugs.

Our reliance on a limited number of CMOs exposes us to the following risks:

•	We may be unable to identify manufacturers on acceptable terms, or at all, because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

•	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical needs and commercial needs, if any.

•	Our future contract manufacturers may not perform as contractually agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

•	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, and corresponding state agencies to ensure strict compliance with current good manufacturing practices, or cGMP, regulations and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

Each of these risks could delay our clinical trials, the approval, if any, of our drug candidates by the FDA or the commercialization of our drug candidates or result in higher costs or deprive us of potential product revenues.

We expect to have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If any of our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other comparable foreign authorities, we would be prevented from obtaining regulatory approval for our drug candidates unless and until we engage a substitute contract manufacturer that can comply with such requirements, which we may not be able to do. Any such failure by any of our contract manufacturers would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved.

Further, we plan to rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our drug candidates for our clinical trials. We do not have, nor do we expect to enter into, any agreements for the commercial production of these raw materials, and we do not expect to have any control over the process or timing of our contract manufacturers’ acquisition of raw materials needed to produce our drug candidates. Any significant delay in the supply of a drug candidate or the raw material components thereof for an ongoing clinical trial due to a manufacturer’s need to replace a third-party supplier of raw materials could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our drug candidates. Additionally, if our future manufacturers or we are unable to purchase these raw materials to commercially produce any of our drug candidates that gain regulatory approvals, the commercial launch of our drug candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our drug candidates.

Disagreements with respect to the commercial terms of our sales, licensing, purchase or manufacturing agreements may limit our commercial success.

The rights and obligations of the partners to which we may license our TAM-01 technology are governed by the Buck Institute License Agreement. In addition, our relationships with CROs and CMOs are governed by the service agreements between us and each manufacturer. Although we attempt to address the full range of possible events that may occur during the development or the manufacturing of TAM-01 drug candidate and products, unanticipated or extraordinary events may occur beyond those contemplated by said agreements. Furthermore, our business relationships with our product manufacturers and our collaborators may include assumptions, understandings or agreements that are not included in our agreements with them, or that are inaccurately or incompletely represented by their terms. In addition, key terms in such agreements may be misunderstood or contested, even when both we and the other party previously believed that we had a mutual understanding of our obligations.

Any differences in interpretation or misunderstandings between us and other parties may result in substantial costs and delays with respect to the development, manufacturing or sale of TAM-01 drugs, and may negatively impact our revenues and operating results. Product manufacturers may fail to produce the products and partners may fail to develop the drug candidate under the timeline or in the manner we anticipated, and results may differ from the terms upon which we had agreed. As a result, we may be unable to supply drugs of the quality or in the quantity demanded or required. We may suffer harm to our reputation in the market from missed development goals or deadlines, and may be unable to capitalize upon market opportunities as a result. Resolution of these problems may entail costly and lengthy litigation or dispute resolution procedures. In addition, there is no guarantee that we will prevail in any such dispute or, if we do prevail, that any remedy we receive, whether legal or otherwise, will adequately redress the harm we have suffered. The delays and costs associated with such disputes may themselves harm our business and reputation and limit our ability to successfully compete in the market going forward.

Our future success depends on our ability to retain our chief executive officer and chief financial officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on our chief executive officer, chief financial officer and the other principal members of our management team that may be hired in the future. The loss of the services of any of these people could impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining qualified and experienced scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers or engaged by entities other than us and may have commitments under employment, consulting or advisory contracts with other entities that may limit their availability to us.

Our ability to timely submit an Investigational New Drug to the FDA will depend on our ability to recruit all necessary personnel and to raise sufficient funds for such recruitment.

Our ability to execute on our current plan for the completion of all activities and submission of an IND, to the FDA will depend on our ability to recruit the necessary personnel to support our development activities. Failure to complete all hires as planned will result in significant delays in the submission of the IND, if at all. Further, our ability to hire and retain such personnel will depend on our ability to raise sufficient funds for such recruitment. Any delays in raising the necessary funds will result in recruiting delays, which in turn will delay the submission of the IND.

We expect to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We currently have three employees. We expect to experience significant growth in the number of our employees and the scope of our operations if we are able to successfully commercialize TAM-01, particularly in the areas of sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the anticipated expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

•	managing our clinical trials effectively, which we anticipate being conducted at numerous clinical sites;

•	identifying, recruiting, maintaining, motivating and integrating additional employees with the expertise and experience we will require;

•	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;

•	managing additional relationships with various strategic partners, suppliers and other third parties;

•	improving our managerial, development, operational and finance reporting systems and procedures; and

•	expanding our facilities.

Our failure to accomplish any of these tasks could prevent us from successfully growing our Company. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on our product candidate or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates and are currently focused principally on TAM-01. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

Guidelines and recommendations published by various organizations can reduce the use of our product candidate.

Government agencies promulgate regulations and guidelines directly applicable to us and to our product candidate. In addition, professional societies, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the healthcare and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of therapies. Recommendations or guidelines suggesting the reduced use of our product candidate or the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers could result in decreased use of our product candidate.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, TAM-01. Our product candidate will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred cumulative net loss from inception (August 13, 2014) to December 31, 2015 of $2,353,134.

We have devoted most of our financial resources to product and technology development. To date, we have financed our operations primarily through the sale of equity securities and convertible debt securities. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. To date, our product candidate has not been commercialized, and if our product candidate is not successfully developed or commercialized, or if revenue is insufficient following marketing approval, we will not achieve profitability and our business may fail. Even if we successfully obtain regulatory approval to market our product candidate in the United States, our revenue is also dependent upon the size of the markets outside of the United States, as well as our ability to obtain market approval and achieve commercial success inside and outside the United States.

We expect to continue to incur substantial and increased expenses as we expand our development activities. We also expect an increase in our expenses associated with creating additional infrastructure to support operations as a public company. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future.

We have never generated any revenue and may never be profitable.

Our ability to generate revenue and achieve profitability depends on our ability with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidate. We do not anticipate generating revenue from sales of our product candidate for the foreseeable future, if ever. Our ability to generate future revenue from product sales depends heavily on our success in:

•	completing development of TAM-01;

•	obtaining regulatory approval for TAM-01; and

•	launching and commercializing our product candidate for which we receive regulatory approval, either by building our own targeted sales force or by collaborating with third parties.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of increased expenses, when, or if, we will begin to generate revenue from product sales, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we are required by the FDA or other regulatory authority to perform studies in addition to those that we currently anticipate.

Even if our product candidate is approved for commercial sale, to the extent we do not engage a third party collaborator, we anticipate incurring significant costs associated with commercializing any approved product candidate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

If we fail to obtain additional financing, we would be forced to delay, reduce or eliminate our product development programs.

Developing pharmaceutical products is expensive. As of December 31, 2015, we had cash and cash equivalents of $5,447. As such, we will need additional financing in order to execute our plans. Attempting to secure financing will divert our management from day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that any financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of our product candidates;

•	seek corporate partners for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;

•	relinquish or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or

•	significantly curtail, or cease, operations.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects.

There could be an adverse change or increase in the laws and/or regulations governing our business.

We and our operating subsidiary are subject to various laws and regulations in different jurisdictions, and the interpretation and enforcement of laws and regulations are subject to change. We are also subject to different tax regulations in each of the jurisdictions where we conduct our business or where our management or the management of our operating subsidiary is located. We expect the scope and extent of regulation in the jurisdictions in which we conduct our business, or where our management or the management of our operating subsidiary is located, as well as regulatory oversight and supervision, to generally continue to increase. There can be no assurance that future regulatory, judicial and legislative changes in any jurisdiction will not have a material adverse effect on us or hinder us in the operation of its business.

Risks Related to Our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively in our market.

While we intend to apply for patent protection with respect to our product candidates, the strength of patents in the life sciences field involves complex legal and scientific questions and can be uncertain. Patent applications may fail to result in issued patents with claims that cover the products in the United States or in other countries. If this were to occur, early generic competition could be expected against product candidates in development. There is also no assurance that all of the potentially relevant prior art relating to a patent application, which can invalidate a patent or prevent a patent from issuing based on a pending patent application, will be found.

Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated, which could adversely affect our ability to establish market share or successfully execute our business strategy to increase sales of our products and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

Furthermore, patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our patent claims. If a patent application fails to issue or if the breadth or strength of protection of a patent or patent application is threatened, competitors could directly compete against our products and we would have no recourse. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found valid and enforceable or will be unthreatened by third parties or will offer adequate coverage of our products. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file or invent any patent application. Furthermore, if a third party has filed such patent application, an interference proceeding in the United States can be provoked by such third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In the United States, the natural expiration of a maintained patent is generally 20 years after it is filed. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. Once the patent life has expired, we may be open to competition from competitors that will be able to freely use our technology described in our expired patent(s).

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or which we elect not to patent, processes for which patents are difficult to enforce and any other elements of our development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we expect all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. If the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, our competitors may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA's disclosure policies may change in the future, if at all.

Changes in either the patent laws or interpretations of the patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. An inability to obtain, enforce and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. Further, the laws of some foreign countries do not tend to protect proprietary rights to the same extent or in the same manner as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement may not be as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. For example, if the issuance to us, in a given country, of a patent covering an invention is not followed by the issuance, in other countries, of patents covering the same invention, or if any judicial interpretation of the validity, enforceability, or scope of the claims in, or the written description or enablement in, a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection. We may be unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, and therefore we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

Further, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not tend to favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

If we breach any of the agreements under which we license from third parties the intellectual property rights or commercialization rights to our drug candidate, particularly our license agreement with Buck Institute, we could lose license rights that are important to our business and our operations could be materially harmed.

Under the Buck Institute License Agreement, Mount Tam licenses significant intellectual property related to TAM-01 from Buck Institute. Under the terms of the Buck Institute License Agreement, Buck Institute assigns to Mount Tam certain assets, materials and records resulting from the research. Mount Tam retains rights to inventions made by its employees, and Buck Institute assigns to Mount Tam all inventions made under the Buck Institute License Agreement jointly by Mount Tam’s employees and Buck Institute personnel, provided that Mount Tam’s employees have made a certain inventive contribution. With respect to all other inventions made in the course of the research, Buck Institute grants to Mount Tam worldwide exclusive license rights under patents and patent applications claiming such inventions. Buck Institute retains rights to practice these inventions for research and teaching purposes. Mount Tam bears the costs of filing, prosecution and maintenance of patents assigned or licensed to us under the Buck Institute License Agreement.

As consideration for the assignments and licenses Mount Tam is obliged to pay to Buck Institute milestone payments on development of its proprietary products claimed by patents assigned or licensed to Mount Tam by Buck Institute. Mount Tam also is obliged to pay low single-digit royalties, including annual minimum royalties, on sales of such products. Should Mount Tam grant licenses or sublicenses to those patents to third parties, Mount Tam is obliged to pay to Buck Institute certain undisclosed variable fees as a function of out-licensing revenues, or the Out-License Fee, where such Out-License Fees are creditable against annual license payments to Buck Institute. Mount Tam’s payment obligations are reduced by our proportionate contribution to a joint invention. Payment obligations terminate on expiration or annulment of the last patent covered by the agreement.

In addition to the Buck Institute License Agreement, we may seek to enter into additional agreements with other third parties in the future granting similar license rights with respect to other potential drug candidates. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of the Buck Institute License Agreement, or any future license agreement we may enter on which our business or drug candidates are dependent, Buck Institute or other licensors may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain drug candidates, including, with respect to the Buck Institute License Agreement, our TAM-01 drug therapies. Under the Buck Institute License Agreement, Mount Tam can terminate the licenses to any or all licensed patents upon specified advance notice to Buck Institute. Buck Institute may terminate the license provisions of the agreement only for cause. Termination of the agreement does not terminate Mount Tam’s rights in patents assigned to Mount Tam but would terminate Mount Tam’s rights to patents licensed to it under the Buck Institute License Agreement. The loss of the rights licensed to Mount Tam under the Buck Institute License Agreement, or any future license agreement that we may enter granting us rights on which our business or drug candidates are dependent, would eliminate our ability to further develop the applicable drug candidates and would materially harm our business, prospects, financial condition and results of operations.

Claims that we infringe the intellectual property rights of others may prevent or delay our drug discovery and development efforts.

Our research, development and commercialization activities, as well as any drug candidates or products resulting from those activities, may infringe or be accused of infringing a patent or other form of intellectual property under which we do not hold a license or other rights. Third parties may assert that we are employing their proprietary technology without authorization.

There may be third-party patents of which we are currently unaware with claims that cover the use or manufacture of our drug candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our drug candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our drug candidates infringes upon these patents. If our activities or drug candidates infringe the patents or other intellectual property rights of third parties, the holders of such intellectual property rights may be able to block our ability to commercialize such drug candidates unless we obtain a license under the intellectual property rights or until any applicable patents expire or are determined to be invalid or unenforceable.

Defense of any intellectual property infringement claims against us, regardless of their merit, would involve substantial litigation expense and would be a significant diversion of resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties, limit our business to avoid the infringing activities, pay royalties and/or redesign our infringing drug candidates or alter related formulations, processes, methods or other technologies, any or all of which may be impossible or require substantial time and monetary expenditure. Further, if we were to seek a license from the third party holder of any applicable intellectual property rights, we may not be able to obtain the applicable license rights when needed or on reasonable terms, or at all. Some of our competitors may be able to sustain the costs of complex patent litigation or proceeding more effectively than us because they have substantially greater resources. The occurrence of any of the above events could prevent us from continuing to develop and commercialize one or more of our drug candidates and our business could materially suffer.

We may desire to, or be forced to, seek additional licenses to use intellectual property owned by third parties, and such licenses may not be available on commercially reasonable terms or at all.

In addition to Buck Institute, other third parties may also hold intellectual property, including patent rights, that are important or necessary to the development of our drug candidate, in which case we would need to obtain a license from that third party or develop a different formulation of the product that does not infringe upon the applicable intellectual property, which may not be possible. Additionally, we may identify drug candidates that we believe are promising and whose development and other intellectual property rights are held by third parties. In such a case, we may desire to seek a license to pursue the development of those drug candidates. Any license that we may desire to obtain or that we may be forced to pursue may not be available when needed on commercially reasonable terms or at all. Any inability to secure a license that we need or desire could have a material adverse effect on our business, financial condition and prospects.

The patent protection covering our drug candidate may be dependent on third parties, who may not effectively maintain that protection.

While we expect that we will seek to gain the right to fully prosecute any patents covering our drug candidate we may in-license from third-party owners, it is possible that the platform technology patents that cover our drug candidate remain controlled by our licensors. Similarly, some of our future licensing partners may retain the right, or may seek the rights, to prosecute patents covering the drug candidates we license to them and we may grant such rights to those partners for business reasons. If such third parties fail to appropriately maintain that patent protection, we may not be able to prevent competitors from developing and selling competing products and our ability to generate revenue from any commercialization of the affected drug candidates may suffer.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our current or potential licensors. To attempt to stop infringement or unauthorized use, we may need to file infringement claims, which can be expensive and time-consuming and distract management.

If we pursue any infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the relevant technology on the grounds that our patents do not cover the technology in question. Further, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, which could reduce the likelihood of success of, or the amount of damages that could be awarded resulting from, any infringement proceeding we pursue in any such jurisdiction. An adverse result in any infringement litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing, which could limit the ability of our drug candidates to compete in those jurisdictions.

Interference proceedings provoked by third parties or brought by the USPTO or at its foreign counterparts to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to use it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, or at all.

Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees.

Risks Related to an Investment in Our Securities

We are an “emerging growth company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means, among other things, that the market value of our common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We cannot predict if investors will find our common stock less attractive because we may rely on these reduced requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of any investment in our common stock.

Our operations to date have been limited to developing TAM-01. In addition, as an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Nor have we demonstrated an ability to obtain regulatory approval for or to commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing a significant number of pharmaceutical products.

Our common stock has limited liquidity.

Our common stock is quoted on the OTC Bulletin Board (“OTCBB”) and OTC Pink Market. OTCBB and OTC Pink securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCBB and OTC Pink securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCBB and OTC Pink issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. As such, our securities are thinly traded compared to larger more widely known companies in the same industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In addition, there is no assurance that trading in the Company's common stock will continue on the OTCBB and OTC Pink Market or on any other securities exchange or quotation medium.

Our stock is categorized as a penny stock.  Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We presently intend to retain all earnings for our operations.

Our common shares are not currently traded with any volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Our common shares are currently quoted, but currently with no volume, based on quotations on the OTCBB and OTC Pink Market, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

Our corporate actions are substantially controlled by our principal shareholders and affiliated entities.

As of April 8, 2016, our principal shareholders, which includes our officers and directors, own approximately 7% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our Board will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation, as amended, contain a provision permitting us to eliminate the liability of our directors for monetary damages to our company and shareholders to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules.  These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

We may have material liabilities that were not discovered before, and have not been discovered since, the closing of the Exchange Agreement.

As a result of the Share Exchange, the former business plan and management of the registrant, previously known as “TabacaleraYsidron, Inc.”, have been abandoned and replaced with the business and management team of Mount Tam. Prior to the Share Exchange, there were no relationships or other connections among the businesses or individuals associated with those two entities. As a result, we may have material liabilities based on activities before the Share Exchange that have not been discovered or asserted. We could experience losses as a result of any such undisclosed liabilities that are discovered in the future, which could materially harm our business and financial condition. Although the Exchange Agreements and the other agreements entered into in connection with the Share Exchange contains customary representations and warranties from Mount Tam and the registrant concerning their respective assets, liabilities, financial condition and affairs, there may be limited or no recourse against pre-Share Exchange shareholders or principals in the event those representations prove to be untrue. As a result, our current and future shareholders will bear some, or all, of the risks relating to any such unknown or undisclosed liabilities.

We may be exposed to additional risks as a result of “going public” by means of a reverse acquisition transaction.

We may be exposed to additional risks because the business of Mount Tam has become a public company through a “reverse acquisition” transaction. There has been increased focus by government agencies on transactions such as the Share Exchange in recent years, and we may be subject to increased scrutiny by the SEC and other government agencies and holders of our securities as a result of the completion of that transaction. Further, as a result of our existence as a “shell company” under applicable rules of the SEC prior to the closing of the Exchange Agreement on August 13, 2015, we are subject to certain restrictions and limitations for certain specified periods of time relating to potential future issuances of our securities and compliance with applicable SEC rules and regulations. Additionally, our “going public” by means of a reverse acquisition transaction may make it more difficult for us to obtain coverage from securities analysts of major brokerage firms following the Share Exchange because there may be little incentive to those brokerage firms to recommend the purchase of our common stock. Further, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an initial public offering, because they may be less familiar with our company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock. The occurrence of any such event could cause our business or stock price to suffer.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent material misstatements.

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting.  Our management may conclude that our internal controls over our financial reporting are not effective.  Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed.  Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.  Effective internal controls, particularly those related to sales revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent material misstatements, or in certain extreme cases, fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

ITEM 1B. Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2. Properties.

Mount Tam rents office and laboratory spaces from Buck Institute at Buck Institute 8001 Redwood Boulevard, Novato, California. Originally Mount Tam was under a lease that provided for an annual rental payment of $24,500 plus $2,000 per year for administrative services, however, the agreement was amended in September 2015 to reduce the annual rental payment to $9,500. This lease may be terminated by either party if the other party fails to perform their obligations under the lease, and then fails to cure such default within the applicable cure period. The Company believes that its facilities are sufficient to meet its current needs and the Company will look for suitable additional space as and when needed.

ITEM 3. Legal Proceedings.

The Company is not currently involved in any material legal proceedings, nor has it been involved in any such proceedings that have had or may have a significant effect on the Company. The Company is not aware of any other pending material legal proceedings .

ITEM 4. Mine Safety Disclosures.

Not Applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The registrant’s common stock is not listed on any stock exchange, and is quoted on the OTC Bulletin Board and OTC Market Pink under the symbol “MNTM.”

The following table reflects the high closing sales information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2015 and 2014. This information was obtained from OTCQB and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal 2015

December 31, 2015	$1.48	$0.77
September 30, 2015	$1.01	$0.04
June 30, 2015	$0.04	$0.04
March 31, 2015	N/A	N/A

Fiscal 2014

December 31, 2014	N/A	N/A
September 30, 2014	N/A	N/A
June 30, 2014	N/A	N/A
March 31, 2014	N/A	N/A

Holders

As of April 14, 2016, there were approximately 93 shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is VStock Transfer, LLC, whose address is 18 Lafayette Place, Woodmere, New York 100598, and whose telephone number is (212) 828-8436.

Dividends

The Company has never paid cash dividends on its common stock.  The Company intends to keep future earnings, if any, to finance the expansion of its business. The Company does not anticipate that any cash dividends will be paid in the foreseeable future.  The Company’s future payment of dividends, if any, will depend on its earnings, capital requirements, expansion plans, financial condition and other relevant factors that the Company’s board of directors may deem relevant.  The Company’s retained earnings deficit currently limits its ability to pay dividends.

ITEM 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

The Share Exchange was treated as a reverse acquisition for financial accounting and reporting purposes.  As such, Mount Tam is treated as the acquirer for accounting and financial reporting purposes while the Company was treated as the acquired entity for accounting and financial reporting purposes.  Further, as a result, the historical financial statements that will be reflected in the Company’s future financial statements filed with the SEC will be those of Mount Tam, and the Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Mount. Tam.  Accordingly, for clarity and continuity, we are presenting the historical financial statements for Mount Tam for the periods presented.

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

Plan of Operations

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $2,095,329 for the year ended December 31, 2015 and has an accumulated deficit of $2,353,134 as of December 31, 2015.

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common and incurrence of debt. As of December 31, 2015, the Company had working capital deficit of $780,709 with cash balance of $5,447. Our cash increased by approximately $4,500 during the year ended December 31, 2015.

On October 12, 2015, the Buck Institute delivered to us a letter stating that we had not performed certain covenants set forth in the Buck Institute License Agreement, including certain payment obligations. On October 16, 2015, the Company responded to the October 12, 2015 letter from the Buck Institute, and in such response, the Company proposed to defer payments for up to 90 days. The Buck Institute has not responded to this letter and has taken no formal steps or actions to terminate the Buck Institute License Agreement. Due to the fact that we have not been able to remedy the defaults described in the written notice receive from the Buck Institute, the Buck Institute has the right to terminate the Buck Institute License Agreement upon 90 days written notice to us. We have failed to satisfy certain other payment obligations totaling $238,774 in the aggregate that we owe to the Buck Institute under the Buck Institute License Agreement. Thus, the Buck Institute has the right to terminate the Buck Institute License Agreement upon 90 days notice if material defaults are not cured. Based on our long-standing positive relationship with the Buck Institute, we do not believe that the Buck Institute will terminate the Buck Institute License Agreement. In addition even if we are able to satisfy all of the existing obligations owed to the Buck Institute, given our need for additional capital resources, we may be unable to meet our future obligations under the Buck Institute License Agreement. If the Company is unable to meet its obligations under the Buck Institute License Agreement, it could have a material adverse effect on our business

Negative Operating Cash Flow

We reported negative cash flow from operations for the period ended December 31, 2014 and for the year ended December 31, 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $5,447 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with high volatility in prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

For the Year ended December 31, 2015 compared with August 13, 2014 (date of inception) till December 31, 2014

Revenue

We had no revenues for the year ended December 31, 2015 and for the period from August 13, 2014 (date of inception) to December 31, 2014. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $2,087,253 and $257,035 during the year ended December 31, 2015 and the period from inception to December 31, 2014, respectively. Our operating expenses included research and development expenses in the amount of $455,950 and $0, and general and administrative expenses in the amount of $1,631,303 and $257,035 for year ended December 31, 2015 and the period from inception to December 31, 2014, respectively. The increase in general and administrative expenses was mainly due to an increase in consulting fees of $666,984, legal fees of $232,226, and wages and related expenses of $339,058.

Other Expense

Other expense totaled $8,077 and $770 during the year ended December 31, 2015, and the period from inception to December 31, 2014, respectively. The increase is due to interest owed on notes used to finance our operations. Other expenses included interest expense in the amount of $5,419 and $770, and amortization of debt discount in the amount of $2,658 and $0 for year ended December 31, 2015 and the period from inception to December 31, 2014, respectively.

Net Loss

As a result of the foregoing, during the year ended December 31, 2015 and the period from inception to December 31, 2014, we recorded a net loss of $2,095,329 and $257,805, respectively.

Liquidity and Capital Resources

We had cash and equivalents of $5,447 at December 31, 2015.

Operating Activities

During the year ended December 31, 2015, we used $1,067,230 of cash in operating activities, compared to $103,178 for the period from inception to December 31, 2014. Non-cash adjustments included $527,741 and $0 related to stock based compensation, $0 and $826 related to options, $66,004 and $0 in expenses paid by the convertible note holder, $20,000 and $0 in amortization of prepaid expenses and net change in accounts payable and accrued liabilities of $411,696 and $153,801 during the year ended December 31, 2015 and the period from inception to December 31, 2014, respectively.

Financing Activities

Financing activities provided $1,071,796 to us during the year ended December 31, 2015 compared to $104,059 for the period from inception to December 31, 2014. We received $971,791 in net proceeds from loans for the year ended December 31, 2015, compared to $103,209 during the period from inception to December 31, 2014. In addition, we received $100,005 in proceeds from issuance of common stock during the year ended December 31, 2015.

Sources of Liquidity and Capital

During the year ended December 31, 2015, we received net proceeds from the sale of common stock of $100,005 and issuance of debt in the amount of $971,791. The capital raised has been used primarily for continuation of the Company’s research and development efforts and to support its operations. As of December 31, 2015, the Company had remaining cash of $5,447 with net working capital deficit of $780,709. As a result of the Company’s significant operating expenditures and the lack of any significant product sales revenue, we expect to incur losses from operations for the near future.

We reported negative cash flow from operations for the period ended December 31, 2014 and for the year ended December 31, 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $5,447 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with volatility in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its critical accounting policies and estimates. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s critical accounting policies and estimates are discussed on the footnote Note 2.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-2
Consolidated Statements of Operations for the year ended December 31, 2015 and the period from August 13, 2014 (date of inception) to December 31, 2014.	F-3
Consolidated Statements of Stockholders’ Deficit for the year ended December 31, 2015 and the period from August 13, 2014 (date of inception) to December 31, 2014.	F-4
Consolidated Statements of Cash Flows for the year ended December 31, 2015 and the period from August 13, 2014 (date of inception) to December 31, 2014.	F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mount Tam Biotechnologies, Inc.

We have audited the accompanying consolidated balance sheets of Mount Tam Biotechnologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2015 and the period from August 13, 2014 (inception) to December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mount Tam Biotechnologies, Inc. and its subsidiaries as of December 31, 2015 and 2014 and the consolidated results of their operations and cash flows for the year ended December 31, 2015 and the period from August 13, 2014 (inception) to December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company is an early-stage and has not generated any revenue to date.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As discussed in Note 1 to the consolidated financial statements, effective August 13, 2015, the Company completed a reverse merger with TABACALERAYSIDRON, Inc.  The combined company is called Mount Tam Biotechnologies, Inc.

/s/ RBSM LLP

Larkspur, California

April 14, 2016

 Mount Tam Biotechnologies, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$5,447	$881
Prepaid expense	-	20,000
Total Current Assets	5,447	20,881

Total Assets	$5,447	$20,881

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$406,361	$70,008
Accounts payable and accrued liabilities- related parties	253,884	103,793
Note payable	17,500	-
Convertible note payable, shareholder, net of unamortized debt discount	108,411	53,209
Other current liability	-	50,000
Total Liabilities	786,156	277,010

Stockholders’ Deficit:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,171,300 and 24,000,000 shares issued and outstanding	4,317	2,400
Stock subscription payable	(45)	(50)
Stock to be issued	42,500	-
Additional paid in capital	1,525,653	(674)
Accumulated deficit	(2,353,134)	(257,805)
Total stockholders’ deficit	(780,709)	(256,129)
Total Liabilities and Stockholders’ Deficit	$5,447	$20,881

The accompanying notes are integral to these consolidated financial statements.

Mount Tam Biotechnologies, Inc.

Consolidated Statements of Operations

	For the year ended	For the period from inception (August 13, 2014) to
	December 31, 2015	December 31, 2014
Operating expenses
Research and development	$455,950	$-
General and administrative	1,631,303	257,035
Total operating expenses	2,087,253	257,035

Total expenses	2,087,253	257,035

Other Expenses
Interest Expense	(5,419)	(770)
Amortization of debt discount	(2,658)	-
Total other expenses	(8,077)	(770)

Net Loss	$(2,095,329)	$(257,805)

Net loss per share – basic and diluted	$(0.07)	$(0.01)

Weighted average common shares – basic and diluted	31,286,876	24,000,000

The accompanying notes are integral to these consolidated financial statements.

Mount Tam Biotechnologies, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

	Common stock		Additional Paid in	Stock to be	Stock subscription	Accumulated	Total Stockholders'
	Shares	Amount	Capital	issued	Payable	Deficit	Deficit
Balance as of August 13, 2014	-	$-	$-	$-	$-	$-	$-
Common stock issued	24,000,000	2,400	(1,500)	-	(50)	-	850
Fair value of vested stock options	-	-	826	-	-	-	826
Net loss	-	-	-	-	-	(257,805)	(257,805)
Balance as of December 31, 2014	24,000,000	$2,400	$(674)	$-	$(50)	$(257,805)	$(256,129)
Stock subscription received	-	-	-	-	5	-	5
Common stock retained by the TabacaleraYsidron shareholder in connection with the merger agreement	44,533,750	4,453	(72,001)	-	-	-	(67,548)
Common stock issued on note conversion	2,000,000	200	999,800	-	-	-	1,000,000
Common stock cancelled by the TabacaleraYsidron shareholder in connection with the merger agreement	(28,533,125)	(2,853)	(21,847)	-	-	-	(24,700)
Common stock to be issued to Buck	-	-	(97)	42,500	-	-	42,403
Common stock issued for cash	200,000	20	99,980	-	-	-	100,000
Common stock issued for services	970,675	97	485,241	-	-	-	485,338
Beneficial conversion feature on the convertible note	-	-	35,251	-	-	-	35,251

Net loss	-	-	-	-	-	(2,095,329)	(2,095,329)
Balance as of December 31, 2015	43,171,300	$4,317	$1,525,653	$42,500	$(45)	$(2,353,134)	$(780,709)

The accompanying notes are integral to these consolidated financial statements.

Mount Tam Biotechnologies, Inc.

Consolidated Statements of Cash Flows

	For the year ended	For the period from inception (August 13, 2014) to
	December 31, 2015	December 31, 2014
Cash Flows from Operating Activities
Net loss	$(2,095,329)	$(257,805)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of vested option	-	826
Stock based compensation	527,741	-
Amortization of debt discount	2,658	-
Expenses paid by the convertible note holder	66,004	-
Amortization of prepaid expenses	20,000	-
Changes in operating assets and liabilities:
Prepaid expense	-	(20,000)
Accounts payable and accrued liabilities	411,696	173,801
Net cash used in operating activities	(1,067,230)	(103,178)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible note holders	971,791	103,209
Proceeds from issuance of common stock	100,005	850
Net cash provided by financing activities	1,071,796	104,059

Net increase in cash and cash equivalents	4,566	881

Cash and Cash Equivalents, beginning of period	881	-

Cash and Cash Equivalents, end of period	$5,447	$881

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Accrual of finance fees	$30,000	$-
Common stock issued for reverse merger recapitalization	$67,548	$-
Common stock cancelled on reverse merger	$24,700	$-
Common stock issued for conversion of convertible notes	$1,000,000	$-
Common stock issued for recapitalization	$97	$-
Debt discount due to beneficial conversion feature on note	$35,251	$-

The accompanying notes are integral to these consolidated financial statements.

Mount TAM Biotechnologies, Inc.

Consolidated Financial Statements

For the year ended December 31, 2015

Note 1 – Nature of the Business

The terms “we,” “us,” “our,” “registrant,” and the “Company” refer to Mount Tam Biotechnologies, Inc., a Nevada corporation, and, where applicable, Mount Tam Biotechnologies, Inc., a Delaware corporation and our wholly-owned subsidiary (“Mount Tam”). The Company is an early-stage life sciences and technology company pursuing the development of bio-pharmaceuticals to treat autoimmune diseases. The Company intends to optimize and bring to market a portfolio of products focused on improving the health and wellbeing of individuals afflicted with autoimmune diseases. The Company is headquartered in the San Francisco Bay Area, and may go to market both vertically and horizontally by product/technology specialties and provide our customers with treatment options.

On August 13, 2015, Mount Tam entered into a Share Exchange and Conversion Agreement (the “Exchange Agreement”) with the Company and certain other persons party thereto. Immediately following the effective time of the Exchange Agreement, Mount Tam’s stockholders (as of immediately prior to the transactions contemplated by the Exchange Agreement (such transactions, the “Share Exchange”)) owned approximately 57.14% of the Company’s outstanding common stock and the Company’s stockholders (as of immediately prior to the Share Exchange) owned approximately 42.86% of the Company’s outstanding common stock. Additionally, following the Share Exchange, the business conducted by Mount Tam became the primary the business conducted by the Company.

As a result of the Share Exchange, Mount Tam became a wholly-owned subsidiary of the Company. However, the former stockholders of Mount Tam acquired a majority of the outstanding shares of the Company’s common stock.  In connection with the Share Exchange, a former shareholder of the Company agreed to surrender all of his shares of the Company’s common stock in exchange for $30,000, and all of the issued and outstanding shares of Epicurean Cigars, Inc., which at the time was a wholly-owned subsidiary of the Company which had a nominal remaining net liability. The shares were returned to the Company, and the $30,000 due to the shareholder has been accrued as of December 31, 2015.

Effective on August 31, 2015, the Company changed its name from TabacaleraYsidron, Inc. to Mount TAM Biotechnologies, Inc.  The name change was effected through a parent/subsidiary short-form merger of Mount TAM Biotechnologies, Inc., our wholly-owned Nevada subsidiary which we formed solely for the purpose of the name change, with and into the Company, with the Company as the surviving corporation.  With the exception of the name change, there were no changes to the Company’s Articles of Incorporation or Bylaws. There will be no mandatory exchange of stock certificates. The Company’s trading symbol on the OTCQB marketplace was changed to "MNTM" from "TQBY".

Mount Tam Biotechnologies, Inc., the Company’s wholly-owned legal subsidiary, was the “accounting acquirer,” and for accounting purposes, the TYI was deemed as having been “acquired” in the Merger.  The board of directors and officers that managed and operated Mount Tam immediately prior to the effective time of the Merger became the Company’s board of directors and officers.

To meet its business objectives, Mount Tam formed a strategic partnership with the Buck Institute for Research on Aging (“Buck Institute”), an independent research facility focused on understanding the connection between aging and chronic disease. As part of the partnership, Mount Tam signed an exclusive worldwide licensing and collaboration agreement with the Buck Institute that includes many of the Buck Institute’s intangible research and development assets in the area of autoimmune disorders. The initial focus of Mount Tam’s research and development efforts will be a pre-clinical stage compound for the treatment and diagnosis of systemic lupus erythematosus, a common form of lupus. Mount Tam has not produced any revenues from the intangible research and development assets it acquired from Buck Institute and it has not commenced its planned principal operations.

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

The following reflects the Company’s current, post-merger corporate structure (State of Incorporation):

Mount Tam Biotechnologies, Inc., formerly TabacaleraYsidron, Inc. (Nevada)

Mount Tam Biotechnologies, Inc. (Delaware)

The Company is a publicly-traded biotechnology company dedicated to speeding the delivery of new treatment options to patients affected by autoimmune diseases through the development and application of highly specialized drug targeting platforms and formulation expertise. The Company focuses on underserved patient populations where it can have the greatest potential impact. Mount Tam’s clinical division advances clinical-stage product candidates towards marketing approval and commercialization.

The Company is subject to a number of risks, including: the need to raise capital through equity and/or debt financings; the uncertainty whether the Company’s research and development efforts will result in successful commercial products; competition from larger organizations; reliance on licensing proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators.  See the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

History

The Company was established in November 2011 under the name TabacaleraYsidron. Mount Tam was incorporated on August 13, 2014 (date of inception). On August 13, 2014, Mount Tam issued 9,000,000 shares of common stock, $0.0001 par value, for $900.

On August 13, 2015, Mount Tam and the Company entered into the Exchange Agreement as described above.

The Share Exchange was treated as a reverse acquisition of the Company, a public shell company at the time, by Mount Tam for financial accounting and reporting purposes. As such, Mount Tam was treated as the acquirer for accounting and financial reporting purposes while the Company is treated as the acquired entity for accounting and financial reporting purposes. As a result of the Share Exchange, $50,048 account payable and $17,500 note payable of the Company was brought forward at their book values and no goodwill has been recognized. Prior to the Share Exchange, the Company was a non-operating public shell company with nominal operations and nominal assets.

Note 2 – Summary of Significant Accounting Policies

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2015 are applied consistently in these consolidated financial statements.

Basis of Presentation

The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States. All intercompany accounts have been eliminated.

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through December 31, 2015, the Company had accumulated losses of approximately $2,353,134 and a working capital deficit of $780,709. Management expects to incur further losses for the foreseeable future. The Company plans to continue to review strategic partnerships, collaborations and potential equity sales as a potential means to fund its preclinical and clinical programs in the future. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

On August 13, 2015, upon the closing of the Share Exchange (as discussed further in Note 1, Business, and Note 6, Issuance of Common Stock), Mount Tam’s stockholders exchanged each share of Mount Tam’s common stock into 2.67 shares of the Company’s common stock. Therefore, all shares of common stock are reported in these consolidated financial statements on a post-Share Exchange basis.

Management plans to seek additional debt and/or equity financing for the Company through private or public offerings or through a business combination or strategic partnership, but it cannot assure that such financing or transaction will be available on acceptable terms, or at all. The uncertainty of this situation raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the failure to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amount on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and it does not believe it is exposed to any significant credit risk. As of December 31, 2015 and 2014 the Company had cash and cash equivalents of $5,447 and $881, respectively.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities and note payable approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

We utilize the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies. If in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would be recorded, decreasing earnings in the period in which such determination is made.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that bas full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained no tax benefit bas been recognized in the consolidated financia1 statements.

Research and Development costs

The Company follows Accounting Standards Codification Subtopic (“ASC”) 730-10, “Research and Development,” in which research and development costs are charged to the statement of operations as incurred. During the year ended December 31, 2015 and from inception to December 31, 2014 the Company incurred $455,950 and $0, respectively of expenses related to research and development costs.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were no potentially dilutive shares for the year ended December 31, 2015.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	December 31, 2015	December 31, 2014
Options to purchase common stock	-	800,000
Convertible notes	-	106,418
Potential equivalent shares excluded	-	906,418

Accounts Payable

Accounts payable and accrued expenses include the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Accounts payable	$277,719	$7,501
Accounts payable to related parties	253,884	103,793
Accrued legal fees	65,383	32,470
Accrued salary	56,970	29,167
Other current liabilities	6,289	870
Total accounts payable and accrued expenses	$660,245	$173,801

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

For the year ended December 31, 2015, the Company has determined that there we no assets or liabilities measured at fair value on a recurring basis.

The Company believes the carrying amounts of Cash and cash equivalents, other current assets, accounts payable, accrued expenses salaries, wages and payroll taxes, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no significant operating history and had a cumulative net loss from inception (August 13, 2014) to December 31, 2015 of $2,353,134. The Company has a working capital deficit of $780,709 as of December 31, 2015. Since inception, the Company has been funded through debt and equity financings. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended December 31, 2015, have been prepared assuming the Company will continue as a going concern. The Company believes its cash resources are insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization of its product candidates. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through borrowing and sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Since its inception, the Company has funded its operations primarily through debt financings and it expects that it will continue to fund its operations through a mix of equity and debt financings.  If the Company secures additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  The Company also expects to pursue non-dilutive financing sources. However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. For the periods presented, comprehensive loss did not differ from net loss.

Collaborative Arrangements

The Company and its collaborative partners are active participants in the collaborative arrangements and both parties are exposed to significant risks and rewards depending on the commercial success of the activity. The Company records all expenses related to collaborative arrangements as research and development expense in the consolidated statements of operations as incurred.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest – Imputation of Interest:  Simplifying the presentation of Debt Issuance Costs (“ASU 2015-03”).  The standard requires entities to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset, and the amortization is reported as interest expense.  The result of application of this guidance would be to reduce the deferred financing costs balance, with a corresponding reduction to the long term liabilities to which the debt issuance costs relate in the balance sheets.  The standard does not affect recognition and measurement of debt issuance costs.  The Company expects to adopt ASU 2015-03 on January 1, 2016.

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

Recent Accounting Pronouncements Issued But Not Adopted as of December 31, 2015

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In November 2015, the FASB issued (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement –Period Adjustments. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," which provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In April 2015, the FASB issued guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted. The Company will adopt this guidance on January 1, 2016. The adoption of this guidance is not expected to have a material impact on its financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which makes changes to both the variable interest model and voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities will need to re-evaluate their consolidation conclusions as well as disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2015, and early adoption is permitted, including any interim period. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, "Income Statement – Extraordinary and Unusual Items (Subtopic 225-20)," effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This update eliminates from GAAP the concept of extraordinary items. The adoption of ASU 2014-16 will not have a significant impact on the Company’s financial position or results of operations.

In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815)." Entities commonly raise capital by issuing different classes of shares, including preferred stock, that entitle the holders to certain preferences and rights over the other shareholders. The specific terms of those shares may include conversion rights, redemption rights, voting rights, and liquidation and dividend payment preferences, among other features. One or more of those features may meet the definition of a derivative under GAAP. Shares that include such embedded derivative features are referred to as hybrid financial instruments. The objective of this update is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2014-16 will not have a significant impact on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2017. The Company is currently evaluating the potential impact, if any, the adoption of ASU 2014-15 will have on footnote disclosures, however, the Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, we expect to adopt this guidance on January 1, 2018. The Company has not yet determined its approach to adoption or the impact the adoption of this guidance will have on its financial position, results of operations or cash flows, if any.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Note 3 - Income Taxes

The provision (benefit) for income taxes on loss from continuing operations consisted of the following (in thousands):

	2015	2014
Current	$-	$-
Deferred	(530)	(87)
Total provision (benefit) for income taxes	$(530)	$(87)

The Company’s effective income tax expense (benefit) differed from the statutory federal income tax rate of 34% for the years ended December 31, 2015 and 2014. Reconciliation was shown as follows (in thousands):

	2015		2014
Tax on income before income tax	$(712)	(34)%	$(88)	(34)%
Stock issued for services	180	10%
Other	2	0	1	-
Provision for income taxes	$(530)	(24)%	$(87)	(34)%

Deferred tax assets (liabilities) consist of the following (in thousands):

	2015	2014
Net operating loss carry forwards	$(800)	$(87)
Stock issued for services	181	-
Interest expense on convertible notes	2	-
Total gross deferred tax asset/liabilities	(617)	(87)
Valuation allowance	617	87
Net deferred taxes	$-	$-

As of December 31, 2015 and 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $800,000 and $87,000 respectively, which expire beginning after the year 2034 and 2035, respectively

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

The FASB guidance in ASC 740 regarding uncertainty in income taxes, prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements, and also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. It also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve-month period.

As of December 31, 2015 and 2014, no unrecognized tax benefits were recorded.  Because of net operating loss and research credit carryforwards, substantially all of the Company’s tax years, from 2014, remain open to U.S. federal and state tax examinations. The Company’s policy will be to recognize interest and penalties related to income taxes in income tax expense. The Company is not aware of any pending income tax audits. Significant components of the Company’s deferred tax assets for income tax purposes are net operating loss carryforwards, capitalized start-up costs, stock-based compensation and research credits. Due to the Company’s lack of earning history, any deferred assets recorded have been fully offset by a valuation allowance.

Note 4 – Loans

In 2014, the Company executed an agreement with a third-party investor whereby the Company issued $53,209 in a convertible promissory note. This convertible note bears an interest rate of 8% per year and matures on November 26, 2015. The Company subsequently received an advance of $50,000 from the same party. The proceeds from these loans were used for working capital purposes. During the year ended December 31, 2015, both of these loans were consolidated into a new convertible note (see Note 5).

As a result of the Share Exchange, the Company assumed an obligation to a former note holder in the amount of $17,500. The unsecured promissory note in the amount of $15,000 is to an unrelated party. Pursuant to the terms of the note, the note is interest bearing at 3.5% and is due on demand. As of December 31, 2015, the Company has accrued interest of $1,228. Another unsecured promissory note is of $2,500 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. The Company is currently assessing how to revise the terms of this note.

Note 5 – Convertible Notes

On January 2, 2015, the Company issued a convertible promissory note in the principal amount of $400,000 to a third party investor, which included $53,209 in principal amount for a previously issued note (see Note 4) at a conversion price of $0.50. Such note bears an interest rate of 1% per year and matures on September 2, 2015. On August 13, 2015, this note was fully converted into 800,000 shares of common stock.

On March 19, 2015, the Company issued a convertible promissory note in the principal amount of $600,000 at a conversion price of $0.50. This note bears an interest rate of 1% per year and matures on December 31, 2015. On August 13, 2015, this note was fully converted into 1,200,000 shares of common stock.

In connection with the note, the Company accrued $60,000 for finance fees to be amortized over the life of the note. As of December 31, 2015, $60,000 of the finance fees was expensed.

On November 9, 2015, the Company borrowed $66,004 from 0851229 BC Ltd. (the “Lender”) through a convertible note bearing 3% interest with a maturity date of March 18, 2017. The Lender is deemed a related party as a result of owning more than 10% of the Company’s common stock. As of December 31, 2015, the Company had principal outstanding in the promissory note of $66,004 and accrued interest of $282. Terms of the convertible note include the right to convert the note at the next financing with gross proceeds to the Company of at least $2,000,000 at a conversion price equal to 80% of the price per share in the financing. The fair value of the beneficial conversion feature of the note was determined to be $16,501. The value of beneficial conversion feature was amortized over the life of the note. For the year ended December 31, 2015, the Company amortized the debt discount of $1,733.

On November 15, 2015, the Company borrowed $25,000 from the Lender through a convertible note bearing 3% interest with a maturity date of March 18, 2017. The Lender is deemed a related party as a result of owning more than 10% of the Company’s common stock. As of December 31, 2015, the Company had principal outstanding in the promissory note of $25,000 and accrued interest of $86. Terms of the convertible note include the right to convert the note at the next financing with gross proceeds to the Company of at least $2,000,000 at a conversion price equal to 80% of the price per share in the financing. The fair value of the beneficial conversion feature of the note was determined to be $6,250. The value of beneficial conversion feature was amortized over the life of the note. For the year ended December 31, 2015, the Company amortized the debt discount of $541.

On December 17, 2015, the Company borrowed $50,000 from the Lender through a convertible note bearing 3% interest with a maturity date of March 18, 2017. The Lender is deemed a related party as a result of owning more than 10% of the Company’s common stock. As of December 31, 2015, the Company had principal outstanding in the promissory note of $50,000 and accrued interest of $57. Terms of the convertible note include the right to convert the note at the next financing with gross proceeds to the Company of at least $2,000,000 at a conversion price equal to 80% of the price per share in the financing. The fair value of the beneficial conversion feature of the note was determined to be $12,500. The value of beneficial conversion feature was amortized over the life of the note. For the year ended December 31, 2015, the Company amortized the debt discount of $383.

Note 6 – Capital Stock

As of December 31, 2015, there were 43,171,300 shares of the Company’s common stock outstanding.

Share Exchange

Pursuant to the Exchange Agreement, upon consummation of the Share Exchange, each share of Mount Tam’s capital stock issued and outstanding immediately prior to the Share Exchange was exchanged for 2.67 shares of the Company’s common stock, par value $0.0001 per share. As a condition to the closing of the Share Exchange, the former shareholder described in Note 1 agreed to cancel 28,533,125 certain shares of common stock of the Company and the then-current Company stockholders retained an aggregate of 16,000,625 shares of common stock. As a result of the Share Exchange, the Company issued a total of 26,000,000 shares of common stock to the shareholders and existing note holders of Mount Tam.

Common Stock

The Company has authority to issue up to 100,000,000 shares, par value $0.0001 per share.

Mount Tam has an agreement with The Buck Institute as further detailed in Note 8 to maintain a certain common stock equity interest in the Company. As of December 31, 2015 the Company owed to the Buck Institute 1,009,016 shares, as a result of the Share Exchange and subsequent issuances of common stock. Out of this 957,928 shares were treated as a component of the recapitalization of the Company, while the balance of 51,088 shares were treated as issued for service and valued at $42,403.

On September 19, 2015 the Company sold an additional 200,000 shares of common stock at a price of $0.50 to an accredited investor for cash of $100,000. As of December 31, 2015, these shares have been issued. The issuance was exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended.

The Company has agreement with third party for consulting service provided. As of December 31, 2015 the Company issued 890,675 shares of common stock valued at $445,338. The fair value of the shares issued was based on the price the Company sold common shares to third-party investors.

The Company has an agreement with the third party for consulting service provided. As of December 31, 2015 the Company issued 80,000 shares of its common stock valued at $40,000.

Note 7 – Commitments & Contingencies

From time to time Mount Tam may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

On August 17, 2014, the Company entered into an agreement with Buck Institute for licenses of certain patents held by Buck Institute (the “License Agreement”). In connection with this agreement, Mount Tam agreed to pay Buck Institute for research and development activities. Mount Tam will pay Buck Institute in eight equal installments of $75,000 each for conducting research and development. In March 2015, the payment terms were revised so that Mount Tam still pays the Research Funding amount in eight (8) equal installments of seventy-five thousand dollars ($75,000) each and the installments shall be payable as follows: the first, second and third installments (together $225,000) shall all be payable by April 1, 2015, and each subsequent installment shall be payable three (3) months after the date on which the prior installments was payable, with the fourth installment payable July 1, 2015, three (3) months after the first three payments were made, and the final installments payable fifteen (15) months after the first through third installments were made.

In addition, the Company issued to Buck Institute that number of shares equal to 5% of the Company's total outstanding shares at inception. Buck Institute’s equity interest in the Company will not be reduced below 5% of the total aggregate common shares until such time the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of December 31, 2015, the Company has issued 1,200,000 shares of the Company’s Common Stock to Buck Institute, 1,009,016 shares of common stock to be issued (Note 6). Additionally, the Company agreed to pay one-time milestone payments upon the first occurrence of the corresponding milestone events as set forth in the table below.

Milestone Event	Milestone Payment
Filing of an IND	$50,000
Completion of the first Phase I Clinical Trial of a Licensed Product	$250,000
Completion of the first Phase II Clinical Trial of a Licensed Product	$500,000
Completion of the first Phase III Clinical Trial of a Licensed Product	$1,000,000

As of December 31, 2015 none of the milestone events had yet been achieved.

Mount Tam also agreed to pay Buck Institute non-refundable and non-creditable royalties in the amount of 2% of the annual aggregate net sales. For each licensed product for which Mount Tam grants worldwide sublicense rights to a third party, Mount Tam agreed to pay Buck Institute 20% of all sub-license revenues. Please see discuss in Item 1, Business, Intellectual Property and Licenses, for further discussion of recent communication with the Buck Institute regarding our agreement with them.

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

On December 1, 2014, the Company entered into an employment agreement with its former Chief Executive Officer, which terminated on August 12, 2015 as a result of his resignation from the Company. The employment agreement required annual base salary payments of $200,000 per year. In addition, the executive was granted 4,080,000 shares of Company's Common Stock at $0.00004 per share pursuant to a share purchase agreement.

On December 1, 2014, the Company entered into an employment agreement with its former Chief Financial Officer, which terminated on April 1, 2015, as a result of his resignation from the Company. The employment agreement had required annual base salary payments of $150,000 per year. In addition, the executive was granted 4,080,000 shares of Company's Common Stock at $0.00004 per share pursuant to a share purchase agreement, and the Company agreed to grant him options to purchase up to 800,000 shares of Common Stock. The Company recorded the fair value of the option of $826 in the year issued. Effective August 12, 2015, all options to purchase capital stock of the Company under this agreement were forfeited.

On December 1, 2014, the Company entered into a three-year consulting agreement with an individual for the purpose of providing financial and investor relations services. In connection with the agreement, the Company agreed to pay the consultant a monthly fee of $10,000.

On December 11, 2014, the Company entered into an agreement with a firm that provides legal services to assist with a potential future financing transaction and a reverse merger transaction. In connection with this agreement for legal services, the Company agreed to pay flat fee of $115,000. The payment of the flat fee shall be as follows: (i) $75,000 cash; $25,000 payable upon closing of the future financing transaction and $50,000 payable upon closing of a future reverse merger transaction; and (ii) $40,000 in the common stock of the Public Company (using the same per share price as used in the financing transaction) to be acquired upon closing of the reverse merger transaction. In the event the financing transaction or the reverse merger transaction does not close, the Company shall pay for legal services based on the firm’s billing rates per hour for the work performed. As of December 31, 2015 the Company issued 80,000 shares of its common stock valued at $40,000.

On January 2, 2015, the Company entered into an employment agreement with its former Vice President, Research and Development. The employment agreement requires annual base salary payments of $150,000 per year. In addition, the Company has agreed to grant this executive stock options to purchase up to 360,000 shares of Common Stock. On August 10, 2015, his employment agreement was amended as a result of his appointment to become the Company’s Chief Executive Officer, and to change the number of expected to be granted options to 1,160,000 shares of the Company’s Common Stock. As of December 31, 2015 these options were not yet issued.

On January 2, 2015, the Company entered into a license and service agreement with Buck Institute. In connection with the agreement, the Company agreed to pay Buck Institute an annual fee of $24,500 to procure access to certain office space in the facility in order to conduct research and facilitate its research and development program. The agreement was amended in September 2015 to reduce an annual fee to $9,500.

Note 8 – Related Party Transactions

In November 2014, we entered into a consulting agreement with a services firm, Wells Compliance Group, that is owned by our interim Chief Financial Officer. As compensation for its services, Wells Compliance Group is to be paid $3,500 per month. As December 31, 2015 and 2014 our accounts payable to the Wells Compliance Group was $15,110 and $3,500, respectively. During the years ended December 31, 2015 and 2014, the Company expensed $88,090 and $3,500, respectively, for the services provided by Wells Compliance Group.

Pursuant to our agreement with the Buck Institute and their CEO Brian Kennedy who is the Chairman of our Board of Directors, the Buck Institute is deemed a related party. Please see Note 7, Commitments and Contingencies, for discussion of our liabilities and obligations with the Buck Institute. As December 31, 2015 and 2014, the Company expensed $592,470 and $103,793 respectively, for the services provided by Buck Institute, respectively. As of December 31, 2015 the Company owed to the Buck Institute 1,009,016 shares, as a result of the Share Exchange transaction and subsequent issuances of common stock. Out of this 957,928 shares were treated as a component of the recapitalization of the Company, while the balance of 51,088 shares were treated as issued for service and valued at $42,403

See Notes 5 and 9 for a description of the loans the Company received from 0851229 BC Ltd deemed a related party as a result of owning more than 10% of the Company’s common stock.

Note 9 – Subsequent Events

On January 15, 2016 and February 2, 2016, the Company borrowed a total of $75,000 through a convertible note bearing 3% interest with a maturity date of March 18, 2017 at a conversion price equal to 80% of the price per share in the future financing of at least $2,000,000.

Each of the loans described in the preceding paragraph along with the loans made on each of November 9, 2015, November 15, 2015 and December 17, 2015 (the “Previous Loans”) were consolidated into a Secured Convertible Promissory Note (the “Secured Note”) which amends, restates and modifies the terms of the Previous Loans to the terms set forth in the Secured Note and contains other terms and conditions as described in the Company’s Current Report on Form 8-K filed on March 31, 2016.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2015, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of December 31, 2015:

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

These factors represent material weaknesses in our internal controls over financial reporting. Although we believe the possibility of errors in our financial statements is remote, and expect to continue to use a third party accountant to address shortfalls in staffing and to assist us with accounting and financial reporting responsibilities in an effort to mitigate the lack of segregation of duties, until such time as we hire a full time principal financial officer and expand our staff with qualified personnel, we expect to continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

On November 9, 2015, the Company borrowed $66,004 from 0851229 BC Ltd. (the “Lender”) through a convertible note bearing 3% interest with a maturity date of March 18, 2017. The Lender is deemed a related party as a result of owning more than 10% of the Company’s common stock. As of December 31, 2015, the Company had principal outstanding in the promissory note of $66,004 and accrued interest of $282. Terms of the convertible note include the right to convert the note at the next financing with gross proceeds to the Company of at least $2,000,000 at a conversion price equal to 80% of the price per share in the financing. The fair value of the beneficial conversion feature of the note was determined to be $16,501. The value of beneficial conversion feature was amortized over the life of the note. For the year ended December 31, 2015, the Company amortized the debt discount of $1,733.

On November 15, 2015, the Company borrowed $25,000 from the Lender through a convertible note bearing 3% interest with a maturity date of March 18, 2017. The Lender is deemed a related party as a result of owning more than 10% of the Company’s common stock. As of December 31, 2015, the Company had principal outstanding in the promissory note of $25,000 and accrued interest of $86. Terms of the convertible note include the right to convert the note at the next financing with gross proceeds to the Company of at least $2,000,000 at a conversion price equal to 80% of the price per share in the financing. The fair value of the beneficial conversion feature of the note was determined to be $6,250. The value of beneficial conversion feature was amortized over the life of the note. For the year ended December 31, 2015, the Company amortized the debt discount of $541.

On December 17, 2015, the Company borrowed from the Lender $50,000 through a convertible note bearing 3% interest with a maturity date of March 18, 2017. The Lender is deemed a related party as a result of owning more than 10% of the Company’s common stock. As of December 31, 2015, the Company had principal outstanding in the promissory note of $50,000 and accrued interest of $57. Terms of the convertible note include the right to convert the note at the next financing with gross proceeds to the Company of at least $2,000,000 at a conversion price equal to 80% of the price per share in the financing. The fair value of the beneficial conversion feature of the note was determined to be $12,500. The value of beneficial conversion feature was amortized over the life of the note. For the year ended December 31, 2015, the Company amortized the debt discount of $383.

Each of the above described loans (the “Previous Loans”) were consolidated into a Secured Convertible Promissory Note (the “Secured Note”) which amends, restates and modifies the terms of the Previous Loans to the terms set forth in the Secured Note and contains other terms and conditions as described in the Company’s Current Report on Form 8-K filed on March 31, 2016.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of the current directors and executive officers:

Name	Age	Positions Held
Brian Kennedy	49	Chairman of the Board
Richard Marshak	57	Chief Executive Officer, Director
Timothy Powers, Ph.D.	50	Director
Chester Aldridge	43	Director
David R. Wells	53	Interim Chief Financial Officer, Treasurer and Secretary

Biographical Information

The following is a brief account of the education and business experience of the incoming directors and executive officers during at least the past five years, indicating the person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Dr. Brian Kennedy is the chairman of the board of the Company. Dr. Kennedy became the Buck Institute’s second CEO in July 2010. He serves as a public advocate for interventional strategies to promote healthy aging, including in a recent nationally broadcasted radio debate available online at the Intelligence Squared Foundation website. He is also co-Editor-in-Chief of Aging Cell and serves as a consultant for other biotech, pharmaceutical, and health-related companies. Dr. Brian Kennedy is internationally recognized for his research in the basic biology of aging and is a visionary committed to translating research discoveries into new ways of delaying, detecting, preventing and treating age-related conditions. He has published more than 150 manuscripts in prestigious journals including Science and Nature and has been quoted in The Wall Street Journal, The New York Times and The Boston Globe, among more than 20 other publications. Dr. Kennedy earned his Ph.D. from the Massachusetts Institute of Technology and is well known for work during his graduate studies with Leonard Guarente PhD, which led to the discovery that Sirtuins (SIR2) modulate aging.

Richard Marshak is the Company’s chief executive officer and director. In December 2015, the Company engaged Dr. Marshak as a consultant, the terms of which are set forth in a consulting agreement with the Company. Dr. Marshak's consulting agreement with the Company has expired by its terms and is no longer in effect. From 2013 to 2015, Dr. Marshak served as the Founding Principal and President of LF Consulting, a business consulting firm that provides consulting services to a range of development-stage life science companies, with a focus on guiding prioritization of development pathways and optimizing commercialization planning as well as overall strategic planning. From 1999 to 2013, Dr. Marshak occupied roles of increasing responsibility at Abbott Laboratories' Pharmaceutical Products Group and at AbbVie, spanning product marketing across a broad range of therapeutic areas, business development, General Manager - Pain Care, General Manager - Alliance Management and Senior Director - Strategic Pricing. From early to middle 2011, Dr. Marshak occupied the position of General Manager - Alliance Management at Abbott Laboratories, and from mid-2011 to 2013, Dr. Marshak occupied the position of Senior Director - Strategic Pricing at Abbott Laboratories/AbbVie. On January 1, 2013, Abbott Laboratories separated its research-based pharmaceuticals business, which became AbbVie, a new independent biopharmaceutical company. Abbott Laboratories specializes in diversified products including medical devices, diagnostic equipment and nutrition products and AbbVie is a research-based pharmaceutical manufacturer. The Company is not affiliated with LF Consulting, AbbVie or Abbott Laboratories.

Dr. Timothy Powers is a director of the Company. He has been engaged in all aspects of drug discovery and development for more than 20 years at both small and large biotechnology and pharmaceutical companies. Dr. Powers held the position of Scientific Director of Medicinal Chemistry at Amgen where he provided scientific and executive leadership to the teams that were responsible for the discovery and development of Amgen’s first b-secretase small molecule clinical candidate for Alzheimer’s disease. Prior to joining Amgen, he was Director of Medicinal Chemistry at Atlantos Pharmaceuticals, overseeing all aspects of the company’s discovery research activities which led to the clinical development of the company’s two flagship programs in the areas of type-II diabetes and osteoarthritis. Dr. Powers has authored over 50 publications and scientific presentations and is an inventor on over 40 issued United States patents and patent applications in the areas of drug discovery and process manufacturing spanning therapeutic disease areas of inflammation, neuroscience, oncology and metabolic diseases. He holds a B.S. degree in chemistry from the University of California, Davis, and received his Ph.D. in organic chemistry from the University of Chicago.

Effective February 8, 2016 Dr. Timothy Powers resigned as Chief Executive Officer of the Company. There were no disagreements between Dr. Powers and the Company on any matter relating to the Company’s operations, policies or practices that resulted in his resignation. Dr. Powers will remain a member of the Company’s Board of Directors.

Chester Aldridge is Mount Tam’s Co-Founder and a director of the Company. Mr. Aldridge is also the Chairman and CEO of US Equity Holdings. Through US Equity Holdings, Mr. Aldridge incubates, finances and manages numerous ventures in the fields of entertainment, internet, clean energy (solar and biofuels) and biotechnology (life science pharmaceuticals). Mr. Aldridge also co-founded and is Chairman of Equity Solar since September 2009, which has secured the exclusive license to patented solar photovoltaic technology. Equity Solar’s technology is used within the solar cell manufacturing line. The technology was co-developed by NASA and the United States Department of Defense. Mr. Aldridge is a Life Member of the Stanford Business School Alumni Association and serves as an Ambassador of the Buck Advisory Council, a committee led by a diverse group of individuals from around the world in the areas of government, business, pharmaceuticals, and law, among other fields.

David R. Wells is the Company’s interim Chief Financial Officer. Mr. Wells founded StoryCorp Consulting dba Wells Compliance Group in 2007, which provides services to small growing public companies. From December 2009 to March 2013 he was the President and Chief Financial Officer of Sionix Corporation and he served on the board of directors. He has experience working with auditors and regulatory agencies to rapidly address non-conforming situations and assisting companies who desire to increase their internal controls. Mr. Wells earned a BA in Finance and Entrepreneurship from Seattle Pacific University, and holds an MBA from Pepperdine University.

Family Relationships

There are no family relationships between or among any of the current directors or executive officers.

Involvement in Certain Legal Proceedings

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Board of Directors

Our Board of Directors (the “Board”) is comprised of 4 members. All directors serve in this capacity until their terms expire or until their successors are duly elected and qualified. The registrant’s bylaws provide that the authorized number of directors shall be one or more, as fixed from time to time by resolution of the Board; provided, however, that the number of directors shall not be reduced so as to shorten the tenure of any director at the time in office.

Board Committees; Director Independence; Insider Participation

Our Board has not established a separate standing audit committee within the meaning of Section 3(a)(58)(A) of the Exchange Act or separate standing nominating or compensation committees, or committees performing similar functions, nor has it adopted charters for any such committee. Due to the present and prior size of our Board, our Board believes that it is not necessary to have separate standing audit, nominating or compensation committees at this time because the functions of each such committee are adequately performed by our full Board. However, it is anticipated that our Board will form separate standing audit, nominating and compensation committees, with the audit committee including an audit committee financial expert and the audit and compensation committees consisting solely of independent directors, if and when our Board determines that the establishment of such committees is advisable as we seek to further develop our business and operations and potentially expand the size of our Board.

We have not adopted a code of ethics that apply to any of our principal executive officers. We have not adopted a code of ethics due to our size and rely upon our Board to determine whether any actions or omissions constitute unethical behavior.

Our Board is currently comprised of Brian Kennedy, Richard Marshak, Chester Aldridge and Timothy Powers, none of whom is an independent director. We look to our directors to guide us through our next phase as a public company and to continue and manage our growth. Our directors bring leadership experience from a variety of corporate, technology and professional backgrounds which we require to continue to grow and to add shareholder value.

No interlocking relationship exists between the Board and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Section 16 Compliance

Not applicable.

ITEM 11. Executive Compensation.

The following table sets forth all compensation paid in respect of our principal executive officer and principal financial officer for the years ended December 31, 2015 and 2014. No other officer of the Company or Mount Tam received compensation in excess of $100,000 for either of the Company’s or Mount Tam’s last two completed fiscal years.

EXECUTIVE COMPENSATION

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Timothy Powers (1)(2)	2015	115,125	-	-	-	-	-	115,125
	2014	-	-	-	-	-	-	-
David R. Wells (3)	2015	45,000	-	-	-	-	-	45,000
	2014	-	-	-	-	-	-	-
Ramon Tejeda (4)	2015	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-

(1)	Appointed on August 13, 2015, resigned on February 8, 2016.
(2)	Reflect compensation received from Mount Tam.
(3)	Appointed on August 13, 2015.
(4)	Resigned as our president and chief financial officer on August 13, 2015.

Employment Agreements

On August 13, 2015, the Company has assumed the employment agreement that Dr. Powers, the previous CEO, had with Mount Tam:

Pursuant to his employment agreement dated January 2, 2015, as amended August 12, 2015, Dr. Powers’ employment is on an at-will basis, for which he is entitled to a base salary of $150,000 per year. Subject to the approval of Mount Tam’s Board of Directors (which has not been obtained), Dr. Powers also has the right to receive options to purchase up to 435,000 shares of Mount Tam’s common stock (equivalent to 1,160,000 shares of the Company’s common stock). Dr. Powers may also participate in any executive bonus plan as our Board may adopt in its sole discretion.

On March 29, 2016, the Company and Dr. Richard Marshak entered into an Amended and Restated Employment Agreement (the “Marshak Employment Agreement”), which amends and restates the terms of the Employment Agreement dated as of March 22, 2016 by and between the Company and Dr. Marshak, and pursuant to which Dr. Marshak (i) continued his position as the Chief Executive Officer of the Company and (ii) is entitled to be appointed to the Company’s Board of Directors promptly thereafter. The initial term of Dr. Marshak’s employment expires on March 22, 2019 and thereafter, the Marshak Employment Agreement may be renewed for additional one year terms upon the mutual agreement of the parties, subject in each case to the termination provisions described therein.

The Company will pay Dr. Marshak an aggregate base annual salary of $300,000, payable on a bi-weekly or semi-monthly basis. In addition, Dr. Marshak shall (i) be entitled to three (3) weeks of paid time off, (ii) have the right to participate in the Company’s general employee benefit plan(s), (iii) have the right to participate in an executive bonus plan and receive other bonus payments as determined by the Company’s Board of Directors and (iv) be entitled to be reimbursed for reasonable business expenses. Subject to the approval of the Board of Directors and the approval of certain other actions, Dr. Marshak is expected to receive an option to purchase 4,200,000 shares of Common Stock which shall vest and be governed by the terms of the Plan and an award agreement to be entered into by and between the Company and Dr. Marshak. Upon the occurrence of a change of control transaction or the termination of Dr. Marshak’s employment by the Company without cause or by Dr. Marshak for good reason, all unvested options or shares of restricted Common Stock shall immediately vest and either be exercisable or no longer subject to any restrictions, as applicable. In addition to other standard and customary payments receivable in connection with the termination of Dr. Marshak’s employment, he shall be entitled to receive a severance payment equal to his base salary per month for the lesser of the number of months remaining in the current term of his employment or 18 months.

The Marshak Employment Agreement also prohibits Dr. Marshak from competing with the Company during the term of the Marshak Employment Agreement (with certain limited exceptions) and from soliciting or making known employees of the Company for a period of two (2) years following termination of the Marshak Employment Agreement.

Potential Payments Upon Termination or Change-in-Control

Other than any employment agreements described in this Annual Report on Form 10-K, we currently have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of the Company or a change in the named executive officer’s responsibilities, with respect to each named executive officer.

Director Compensation

We do not have any agreements or formal plan for compensating our directors for their service in their capacity as directors, although our board of directors may, in the future, award stock options to purchase shares of common stock to our directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of April 8, 2016, with respect to the beneficial ownership of any outstanding common stock by (i) any holder of more than 5%, (ii) each of our named executive officers and directors, and (iii) our directors and officers as a group. Unless otherwise indicated, the business address of each person listed is in care of the Company, 8001 Redwood Boulevard, Novato, California 94925. The percentages in the table has been calculated on the basis of treating all shares of common stock outstanding for a particular person, all shares of common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options which are exercisable within 60 days of that date.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned
Chester Aldridge (2)	3,108,333	7.2%
Timothy Powers	-	0%
Brian Kennedy	-	0%
David R. Wells	-	0%
All directors and officers as a group (5 persons)	3,108,333	7.2%

Principal Stockholders
Doug Froese (3)	14,060,000	32.6%
Mark Moskowitz	3,015,000	7.0%

(1)	Based on 43,171,300 shares of common stock outstanding on April 8, 2016.

(2)	Mr. Aldridge is deemed the beneficial owner of shares of common stock and has sole or shared power to vote or to direct the vote and to dispose or direct disposition of these shares, which includes: (i) 2,808,333 shares of common stock held by Mr. Aldridge, (ii) 200,000 shares of common stock held by Bobby Aldridge, and (iii) 100,000 shares of common stock held by Joe Aldridge.

(3)	Mr. Froese is deemed the beneficial owner of shares of common stock and has sole or shared power to vote or to direct the vote and to dispose or direct disposition of these shares, which includes: (i) 1,500,000 shares of common stock held by Mr. Froese, (ii) 2,900,000 shares of common stock held by 0851229 BC LTD, (iii) 1,750,000 shares of common stock held by 0797288 BC LTD, (iv) 1,750,000 shares of common stock held by Fromac Developments LTD, (v) 1,700,000 shares of common stock held by Compass Point Ventures LTD, (vi) 1,600,000 shares of common stock held by 0767182 BC LTD, (vii) 1,210,000 shares of common stock held by 0742949 BC LTD, (viii) 1,000,000 shares of common stock held by IC Projects LP, and (ix) 650,000 shares of common stock held by Larry Wiebe.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Review, Approval or Ratification of Transactions with Related Persons

As we have not adopted a Code of Ethics, we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with our best interests. During the fiscal year ended December 31, 2015, the Company entered into the following related party transactions:

The Company entered into the loans described in Item 9B, Other Information, with 0851229 BC Ltd. (the “Lender”). The Lender is deemed a related party as a result of owning more than 10% of the Company’s common stock. Such loans were consolidated into a Secured Note which amends, restates and modifies the terms of the such prior loans to the terms set forth in the Secured Note and contains other terms and conditions as described in the Company’s Current Report on Form 8-K filed on March 31, 2016.

Brian Kennedy, the Chairman of the Company’s Board of Directors, is also affiliated with the Buck Institute. The transactions between Mount Tam and the Buck Institute as more fully described in this Annual Report on Form 10-K may be considered related party transactions.

Director Independence

We do not currently have any independent directors. We evaluate independence by the standards for director independence established by Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc.

Subject to some exceptions, this standard generally provides that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14. Principal Accounting Fees and Services.

Audit Fees

Effective August 13, 2015, the Company dismissed Liggett, Vogt & Webb, P.A. as its independent registered accounting firm and engaged RBSM LLP to serve as its independent registered accounting firm.

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2015 and December 31, 2014 for professional services rendered by RBSM LLP, and Liggett, Vogt & Webb, P.A., respectively for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit Fees and Audit Related Fees	$20,500	$15,000
Tax Fees	-	-
All Other Fees	-	-
Total	$20,500	$15,000

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements and review of financial statements included in our Form 10-Qs for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit or review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Our Board has adopted a procedure for pre-approval of all fees charged by our independent registered accounting firm. Under the procedure, the Board approves the engagement letter with respect of audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

Part IV

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Share Exchange and Conversion Agreement dated August 13, 2015, by and among the Company and the majority stockholder of the Company on the one hand; and Mount Tam Biotechnologies, Inc., a Delaware corporation (Mount Tam) and the stockholders of Mount Tam and the noteholders of Mount Tam on the other hand, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed August 19, 2015.

2.2	Agreement and Plan of Merger by and between the Company and Mount TAM Biotechnologies, Inc., a Nevada corporation dated August 19, 2015, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed September 1, 2015.

3.1	Articles of Incorporation incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed November 1, 2013.

3.2	Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed November 1, 2013.

3.3	Amendment to the Bylaws of the Company incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed August 19, 2015.

3.4	Articles of Merger dated August 19, 2015, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed September 1, 2015.

4.1*	Specimen of Common Stock Certificate.

10.1	Research Collaboration and License Agreement by and between Buck Institute for Research on Aging, a California non-profit public benefit corporation and Mount Tam Biotechnologies, Inc., a corporation organized under the laws of Delaware dated as of August 17, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 19, 2015.

10.2	Employment Agreement by and between Mount Tam Biotechnologies, Inc., a Delaware corporation and Timothy Powers effective as of January 2, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed August 19, 2015.

10.3	Amendment to Employment Agreement by and between Mount Tam Biotechnologies, Inc., a Delaware corporation, Timothy Powers dated August 12, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed August 19, 2015.

10.4	License and Services Agreement between the Buck Institute for Research on Aging, a California non-profit public benefit corporation and Mount Tam Biotechnologies, Inc., effective January 2, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed August 19, 2015.

10.5	Cancellation and Transfer Agreement dated August 13, 2015 by and among the Company and Ramon Tejeda, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed August 19, 2015.

21.1*	Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNT TAM BIOTECHNOLOGIES, INC.

Dated: April 14, 2016	By:	/s/ Richard Marshak
	Name:	Richard Marshak
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: April 14, 2016	By:	/s/ David R. Wells
	Name:	David R. Wells
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Richard Marshak	Chief Executive Officer and Director	April 14, 2016
Richard Marshak	(Principal Executive Officer)

/s/ David R. Wells	Interim Chief Financial Officer	April 14, 2016
David R. Wells	(Principal Financial Officer)

/s/ Brian Kennedy	Chairman of the Board of Directors	April 14, 2016
Brian Kennedy

/s/ Timothy Powers	Director	April 14, 2016
Timothy Powers

/s/ Chester Aldridge	Director	April 14, 2016
Chester Aldridge

