Form 10-Q
period 2016-03-31
Mount TAM Biotechnologies, Inc.
filed 2016-05-13
CIK 1589361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Issuer's telephone number: (310) 800-7175

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 12, 2016, the issuer had 43,171,300 shares of its common stock, $0.0001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

Mount Tam Biotechnologies, Inc.
Condensed Consolidated Balance Sheets
	March 31,	December 31,
Assets	2016	2015
Current Assets	(Unaudited)
Cash and cash equivalents	$58	$5,447
Prepaid expense	22,213	-
Total Current Assets	22,271	5,447

Total Assets	$22,271	$5,447

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$557,982	$406,361
Accounts payable and accrued liabilities- related parties	346,621	253,884
Note payable	38,021	17,500
Convertible debenture, net of discount	174,325	108,411
Total Liabilities	1,116,949	786,156

Stockholders' Deficit:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,171,300 and 43,171,300 shares issued and outstanding	4,317	4,317
Stock subscription payable	(45)	(45)
Stock to be issued	42,500	42,500
Additional paid in capital	1,544,403	1,525,653
Accumulated deficit	(2,685,853)	(2,353,134)
Total stockholders' deficit	(1,094,678)	(780,709)
Total Liabilities and Stockholders' Deficit	$22,271	$5,447

See accompanying notes to these unaudited condensed consolidated financial statements.

 Mount Tam Biotechnologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	For the three months ended	For the three months ended
	March 31, 2016	March 31, 2015
Operating expenses
Research and development	$75,000	$295,323
General and administrative	246,590	216,224
Total operating expenses	321,590	511,547

Total expenses	321,590	511,547

Other Expenses
Interest expense	(1,464)	(1,161)
Amortization of debt discount	(9,664)	-
Total other expenses	(11,128)	(1,161)

Net Loss	$(332,718)	$(512,708)

Net loss per share – basic and diluted	$(0.01)	$(0.02)

Weighted average common shares – basic and diluted	43,171,300	24,000,000

See accompanying notes to these unaudited condensed consolidated financial statements.

 Mount Tam Biotechnologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the three months ended	For the three months ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities
Net loss	$(332,718)	$(512,708)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid by the note holder	20,521	-
Amortization of debt discount	9,664	-
Amortization of prepaid expenses	2,811	22,513
Changes in operating assets and liabilities:
Prepaid expense	(25,025)	-
Accounts payable and accrued liabilities	244,358	(141,192)
Net cash used in operating activities	(80,389)	(631,387)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from loans	75,000	896,791
Proceeds from issuance of common stock	-	5
Net cash received from financing activities	75,000	896,796

Net (decrease) increase in cash and cash equivalents	(5,389)	265,409

Cash and Cash Equivalents, beginning of period	5,447	881

Cash and Cash Equivalents, end of period	$58	$266,290

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing and investing activity:
Debt discount due to beneficial conversion feature on note	$18,750	$-
Accrual of finance fees	$-	$60,000

See accompanying notes to these unaudited condensed consolidated financial statements.

 Mount TAM Biotechnologies, Inc.
Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2016

Note 1 – Nature of the Business

Mount Tam Biotechnologies, Inc. (the "Company") was incorporated in November, 2011. The terms "we," "us," "our," "registrant," and the "Company" refer to Mount Tam Biotechnologies, Inc., a Nevada corporation, and, where applicable, Mount Tam Biotechnologies, Inc., a Delaware corporation and our wholly-owned subsidiary ("Mount Tam"). The Company is an early-stage life sciences and technology company pursuing the development of bio-pharmaceuticals to treat autoimmune diseases. The Company intends to optimize and bring to market a portfolio of products focused on improving the health and wellbeing of individuals afflicted with autoimmune diseases. The Company is headquartered in the San Francisco Bay Area, and may go to market both vertically and horizontally by product/technology specialties and provide our customers with treatment options.

On August 13, 2015, Mount Tam entered into a Share Exchange and Conversion Agreement (the "Exchange Agreement") with the Company and certain other persons party thereto. Immediately following the effective time of the Exchange Agreement, Mount Tam's stockholders (as of immediately prior to the transactions contemplated by the Exchange Agreement (such transactions, the "Share Exchange")) owned approximately 57.14% of the Company's outstanding common stock and the Company's stockholders (as of immediately prior to the Share Exchange) owned approximately 42.86% of the Company's outstanding common stock. Additionally, following the Share Exchange, the business conducted by Mount Tam became the primary the business conducted by the Company.

As a result of the Share Exchange, Mount Tam became a wholly-owned subsidiary of the Company. However, the former stockholders of Mount Tam acquired a majority of the outstanding shares of the Company's common stock.  In connection with the Share Exchange, a former shareholder of the Company agreed to surrender all of his shares of the Company's common stock in exchange for $30,000, and all of the issued and outstanding shares of Epicurean Cigars, Inc., which at the time was a wholly-owned subsidiary of the Company which had a nominal remaining net liability. The shares were returned to the Company, and the $30,000 due to the shareholder has been accrued as of March 31, 2016.

Effective on August 31, 2015, the Company changed its name from TabacaleraYsidron, Inc. to Mount TAM Biotechnologies, Inc.  The name change was effected through a parent/subsidiary short-form merger of Mount TAM Biotechnologies, Inc., our wholly-owned Nevada subsidiary which we formed solely for the purpose of the name change, with and into the Company, with the Company as the surviving corporation.  With the exception of the name change, there were no changes to the Company's Articles of Incorporation or Bylaws. There was no mandatory exchange of stock certificates. The Company's trading symbol on the OTCQB marketplace was changed to "MNTM" from "TQBY".

Mount Tam Biotechnologies, Inc., the Company's wholly-owned legal subsidiary, was the "accounting acquirer," and for accounting purposes, the Company was deemed as having been "acquired" in the Share Exchange.  The board of directors and officers that managed and operated Mount Tam immediately prior to the effective time of the Share Exchange became the Company's board of directors and officers.

To meet its business objectives, Mount Tam formed a strategic partnership with the Buck Institute for Research on Aging ("Buck Institute"), an independent research facility focused on understanding the connection between aging and chronic disease. As part of the partnership, Mount Tam signed an exclusive worldwide licensing and collaboration agreement with the Buck Institute that includes many of the Buck Institute's intangible research and development assets in the area of autoimmune disorders. The initial focus of Mount Tam's research and development efforts will be a pre-clinical stage compound for the treatment of systemic lupus erythematosus, a common form of lupus. Mount Tam has not produced any revenues from the intangible research and development assets it acquired from Buck Institute and it has not commenced its planned principal operations.

The production and marketing of the Company's products and its ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the Food and Drug Administration under the Food, Drug and Cosmetic Act. In addition, the Company's success will depend in part on its ability to obtain and maintain patents, exploit its product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries.

The following reflects the Company's current, post-merger corporate structure (State of Incorporation):

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

The Company is subject to a number of risks, including: the need to raise capital through equity and/or debt financings; the uncertainty whether the Company's research and development efforts will result in successful commercial products; competition from larger organizations; reliance on licensing proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators.  See the section titled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on April 14, 2016.

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

Note 2 – Summary of Significant Accounting Policies

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2015 are applied consistently in these interim condensed consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2016 have been prepared in accordance with the U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's financial position as of March 31, 2016 and the Company's results of operation and the cash flows for the three months ended March 31, 2016. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K filed on April 14, 2016. The December 31, 2015 condensed consolidated balance sheet data was derived from the audited financial statements included in the Form 10-K filed on April 14, 2016. The financial statements and notes are representations of the Company's management ("Management") and its board of directors (the "Board of Directors"), who are responsible for their integrity and objectivity.

Results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016 or any other future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amount on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and it does not believe it is exposed to any significant credit risk. As of March 31, 2016 and December 31, 2015 the Company had cash and cash equivalents of $58 and $5,447, respectively.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities and note payable approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Research and Development costs

The Company follows Accounting Standards Codification Subtopic ("ASC") 730-10, "Research and Development," in which research and development costs are charged to the statement of operations as incurred. During the three months ended March 31, 2016 and 2015 the Company incurred $75,000 and $295,323, respectively of expenses related to research and development costs.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, "Earnings Per Share". Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the "treasury stock" method), unless their effect on net loss per share is anti-dilutive. There were no potentially dilutive shares for the three months ended March 31, 2016.

Accounts Payable

Accounts payable and accrued expenses include the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Accounts payable	$370,311	$277,719
Accounts payable to related parties	346,621	253,884
Accrued legal fees	93,574	65,383
Accrued salary	86,345	56,970
Other current liabilities	7,752	6,289
Total accounts payable and accrued expenses	$904,603	$660,245

Fair Value Measurements

The Company measures and discloses the fair value of assets and liabilities required to be carried at fair value in accordance with ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure.

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

For the three months ended March 31, 2016, the Company has determined that there we no assets or liabilities measured at fair value on a recurring basis.

The Company believes the carrying amounts of cash and cash equivalents, other current assets, accounts payable, accrued expenses salaries, wages and payroll taxes, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Going Concern

The Company's financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no significant operating history and had a cumulative net loss from August 13, 2014 to March 31, 2016 of $2,685,853. The Company has a working capital deficit of $1,094,678 as of March 31, 2016. Since inception, the Company has been funded through debt and equity financings. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended March 31, 2016, have been prepared assuming the Company will continue as a going concern. The Company believes its cash resources are insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization of its product candidates. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management's plans to continue as a going concern include raising additional capital through borrowing and sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Since its inception, the Company has funded its operations primarily through debt financings and it expects that it will continue to fund its operations through a mix of equity and debt financings.  If the Company secures additional financing by issuing equity securities, its existing stockholders' ownership will be diluted.  The Company also expects to pursue non-dilutive financing sources. However, obtaining such financing would require significant efforts by Management, and such financing may not be available, and if available, could take a long period of time to obtain. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Going Concern ("ASU 2014-15"). ASU 2014-15 provides GAAP guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe the adoption of this standard will have a significant impact on the Company's financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest – Imputation of Interest:  Simplifying the presentation of Debt Issuance Costs ("ASU 2015-03").  The standard requires entities to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset, and the amortization is reported as interest expense.  The result of application of this guidance would be to reduce the deferred financing costs balance, with a corresponding reduction to the long term liabilities to which the debt issuance costs relate in the balance sheets.  The standard does not affect recognition and measurement of debt issuance costs.  The Company adopted ASU 2015-03 and, as of March 31, 2016, there are no debt issuance cost.

Recent Accounting Pronouncements Issued But Not Adopted as of March 31, 2016

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in Topic 842 supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our consolidated financial statements.

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In November 2015, the FASB issued (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company's net deferred tax assets.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement –Period Adjustments. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. Adoption of this new standard is not expected to have a material impact on the Company's consolidated financial statements.

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

In April 2015, the FASB issued guidance related to a customer's accounting for fees paid in a cloud computing arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted. The Company adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on its financial position, results of operations or cash flows.

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

In January 2015, the FASB issued ASU 2015-01, "Income Statement – Extraordinary and Unusual Items (Subtopic 225-20)," effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This update eliminates from GAAP the concept of extraordinary items. The adoption of ASU 2014-16 will not have a significant impact on the Company's financial position or results of operations.

In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815)." Entities commonly raise capital by issuing different classes of shares, including preferred stock, that entitle the holders to certain preferences and rights over the other shareholders. The specific terms of those shares may include conversion rights, redemption rights, voting rights, and liquidation and dividend payment preferences, among other features. One or more of those features may meet the definition of a derivative under U.S. GAAP. Shares that include such embedded derivative features are referred to as hybrid financial instruments. The objective of this update is to eliminate the use of different methods in practice and thereby reduce existing diversity under U.S. GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2014-16 will not have a significant impact on the Company's financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2017. The Company is currently evaluating the potential impact, if any, the adoption of ASU 2014-15 will have on footnote disclosures, however, the Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, we expect to adopt this guidance on January 1, 2018. The Company has not yet determined its approach to adoption or the impact the adoption of this guidance will have on its financial position, results of operations or cash flows, if any.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Note 3 – Loans

As a result of the Share Exchange, the Company assumed an obligation to a former note holder in the amount of $17,500. The unsecured promissory note in the amount of $15,000 is to an unrelated party. Pursuant to the terms of the note, the note is interest bearing at 3.5% and is due on demand. As of March 31, 2016, the Company has accrued interest of $1,338. Another unsecured promissory note is of $2,500 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. The Company is currently assessing how to revise the terms of this note.

Effective February 19, 2016, the Company borrowed $20,520 to finance its D&O insurance. The loan bears interest of 5.45% and is due on January 19, 2017.

Note 4 – Convertible Notes

On November 9, 2015, the Company borrowed $66,004 from 0851229 BC Ltd. (the "Lender") through a convertible note bearing 3% interest with a maturity date of March 18, 2017. The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock. As of March 31, 2016,  this note was consolidated into the Secured Note (as defined below) and the Company had principal outstanding on this loan of $66,004 and accrued interest of $776. Terms of the Secured Note include the obligation to convert the loan at a financing with gross proceeds to the Company (if such financing is led by an institutional investor or contains commercially reasonable terms and conditions for an early stage biopharmaceutical company) of at least $2,000,000 at a conversion price equal to 80% of the price per share in the financing. The fair value of the beneficial conversion feature of the note was determined to be $16,501. The value of beneficial conversion feature was amortized over the life of the loan. For the three months ended March 31, 2016, the Company amortized the debt discount of $3,034.

On November 19, 2015, the Company borrowed $25,000 from the Lender through a convertible note bearing 3% interest with a maturity date of March 18, 2017. The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock. As of March 31, 2016, this note was consolidated into the Secured Note and the Company had principal outstanding on this loan of $25,000 and accrued interest of $273. Terms of the Secured Note include the obligation to convert the loan at a financing with gross proceeds to the Company of at least $2,000,000 (if such financing is led by an institutional investor or contains commercially reasonable terms and conditions for an early stage biopharmaceutical company) at a conversion price equal to 80% of the price per share in the financing. The fair value of the beneficial conversion feature of the note was determined to be $6,250. The value of beneficial conversion feature was amortized over the life of the loan. For the three months ended March 31, 2016, the Company amortized the debt discount of $1,173.

On December 17, 2015, the Company borrowed $50,000 from the Lender through a convertible note bearing 3% interest with a maturity date of March 18, 2017. The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock. As of March 31, 2016, this note was consolidated into the Secured Note and the Company had principal outstanding in the loan of $50,000 and accrued interest of $432. Terms of the Secured Note include the obligation to convert the loan at a financing with gross proceeds to the Company of at least $2,000,000 (if such financing is led by an institutional investor or contains commercially reasonable terms and conditions for an early stage biopharmaceutical company) at a conversion price equal to 80% of the price per share in the financing. The fair value of the beneficial conversion feature of the note was determined to be $12,500. The value of beneficial conversion feature was amortized over the life of the loan. For the three months ended March 31, 2016, the Company amortized the debt discount of $2,489.

On January 15, 2016, the Company borrowed $35,000 from the Lender through a convertible note bearing 3% interest with a maturity date of March 18, 2017. The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock. As of March 31, 2016, this note was consolidated into the Secured Note and the Company had principal outstanding in the loan of $35,000 and accrued interest of $219. Terms of the Secured Note include the obligation to convert the loan at a financing with gross proceeds to the Company of at least $2,000,000 (if such financing is led by an institutional investor or contains commercially reasonable terms and conditions for an early stage biopharmaceutical company) at a conversion price equal to 80% of the price per share in the financing. The fair value of the beneficial conversion feature of the note was determined to be $8,750. The value of beneficial conversion feature was amortized over the life of the loan. For the three months ended March 31, 2016, the Company amortized the debt discount of $1,554.

On February 2, 2016, the Company borrowed $40,000 from the Lender through a convertible note bearing 3% interest with a maturity date of March 18, 2017. The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock. As of March 31, 2016, this note was consolidated into the Secured Note and the Company had principal outstanding in the loan of $40,000 and accrued interest of $191. Terms of the Secured Note include the obligation to convert the loan at a financing with gross proceeds to the Company of at least $2,000,000 (if such financing is led by an institutional investor or contains commercially reasonable terms and conditions for an early stage biopharmaceutical company) at a conversion price equal to 80% of the price per share in the financing. The fair value of the beneficial conversion feature of the note was determined to be $10,000. The value of beneficial conversion feature was amortized over the life of the loan. For the three months ended March 31, 2016, the Company amortized the debt discount of $1,415.

Each of the loans described in the preceding paragraphs (the "Previous Loans") were consolidated into a Secured Convertible Promissory Note (the "Secured Note") which amends, restates and modifies the terms of the Previous Loans to the terms set forth in the Secured Note and contains other terms and conditions as described in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2016.

Note 5 – Capital Stock

As of March 31, 2016, there were 43,171,300 shares of the Company's common stock issued and outstanding.

Common Stock

The Company has authority to issue up to 100,000,000 shares, par value $0.0001 per share.

Note 6 – Commitments & Contingencies

From time to time Mount Tam may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company's financial position or results of operations.

On August 17, 2014, the Company entered into an agreement with Buck Institute for licenses of certain patents held by Buck Institute (the "License Agreement"). In connection with this agreement, Mount Tam agreed to pay Buck Institute for research and development activities. Mount Tam will pay Buck Institute in eight equal installments of $75,000 each for conducting research and development. In March 2015, the payment terms were revised so that Mount Tam still pays the Research Funding amount in eight (8) equal installments of seventy-five thousand dollars ($75,000) each and the installments shall be payable as follows: the first, second and third installments (together $225,000) shall all be payable by April 1, 2015, and each subsequent installment shall be payable three (3) months after the date on which the prior installments was payable, with the fourth installment payable July 1, 2015, three (3) months after the first three payments were made, and the final installments payable fifteen (15) months after the first through third installments were made.

In addition, the Company issued to Buck Institute that number of shares equal to 5% of the Company's total outstanding shares. Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate common shares until such time the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of March 31, 2016, the Company has issued 1,200,000 shares of the Company's Common Stock to Buck Institute and 1,009,016 shares of common stock remain to be issued (Note 7). Additionally, the Company agreed to pay one-time milestone payments upon the first occurrence of the corresponding milestone events as set forth in the table below.

Milestone Event	Milestone Payment
Filing of an IND	$50,000
Completion of the first Phase I Clinical Trial of a Licensed Product	$250,000
Completion of the first Phase II Clinical Trial of a Licensed Product	$500,000
Completion of the first Phase III Clinical Trial of a Licensed Product	$1,000,000

As of March 31, 2016 none of the milestone events had yet been achieved.

Mount Tam also agreed to pay Buck Institute non-refundable and non-creditable royalties in the amount of 2% of the annual aggregate net sales. For each licensed product for which Mount Tam grants worldwide sublicense rights to a third party, Mount Tam agreed to pay Buck Institute 20% of all sub-license revenues. Please see discussion in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operation, for further discussion of recent communication with the Buck Institute regarding our agreement with them.

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

On December 11, 2014, the Company entered into an agreement with a firm that provides legal services to assist with a potential future financing transaction and a reverse merger transaction. In connection with this agreement for legal services, the Company agreed to pay flat fee of $115,000. The payment of the flat fee shall be as follows: (i) $75,000 cash; $25,000 payable upon closing of the future financing transaction and $50,000 payable upon closing of a future reverse merger transaction; and (ii) $40,000 in the common stock of the Public Company (using the same per share price as used in the financing transaction) to be acquired upon closing of the reverse merger transaction. In the event the financing transaction or the reverse merger transaction does not close, the Company shall pay for legal services based on the firm's billing rates per hour for the work performed. As of March 31, 2016 the Company issued 80,000 shares of its common stock valued at $40,000, which was expensed during the year ended December 31, 2015.

On January 2, 2015, the Company entered into an employment agreement with its former Vice President, Research and Development. The employment agreement requires annual base salary payments of $150,000 per year. In addition, the Company has agreed to grant this executive stock options to purchase up to 360,000 shares of Common Stock. On August 10, 2015, his employment agreement was amended as a result of his appointment to become the Company's Chief Executive Officer, and to change the number of expected to be granted options to 1,160,000 shares of the Company's Common Stock. As of March 31, 2016 these options were not yet issued.

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

On March 29, 2016, the Company entered into an employment agreement with its current Chief Executive Officer. The employment agreement requires annual base salary payments of $300,000 per year. In addition, the Company has agreed to grant this executive stock options to purchase up to 4,200,000 shares of Common Stock. As of March 31, 2016 these options were not yet issued.

Note 7 – Related Party Transactions

In November 2014, we entered into a consulting agreement with a services firm, Wells Compliance Group, that is owned by our former interim Chief Financial Officer. As compensation for its services, Wells Compliance Group is to be paid $3,500 per month. As March 31, 2016 and December 31, 2015 our accounts payable to the Wells Compliance Group was $25,909 and $15,110, respectively. During the three months ended March 31, 2016 and 2015, the Company expensed $10,500 and $3,500, respectively, for the services provided by Wells Compliance Group.

Pursuant to our agreement with the Buck Institute and their CEO Brian Kennedy who is the Chairman of our Board of Directors, the Buck Institute is deemed a related party. Please see Note 6, Commitments and Contingencies, for discussion of our liabilities and obligations with the Buck Institute. During the three months ended March 31, 2016 and 2015, the Company expensed $81,938 and $240,583, respectively, for the services provided by Buck Institute, respectively. As of March 31, 2016 the Company owed to the Buck Institute 1,009,016 shares, as a result of the Share Exchange transaction and subsequent issuances of common stock. Out of this 957,928 shares were treated as a component of the recapitalization of the Company, while the balance of 51,088 shares were treated as issued for service and valued at $42,403 and was expensed during the year ended December 31, 2015.

In December 2015, we entered into an agreement with Lemon Fair Consulting, which is owned by our current Chief Executive Officer. During the three months ended March 31, 2016, the Company expensed $34,390 for the services provided by Lemon Fair Consulting. As March 31, 2016 our accounts payable to the Lemon Fair Consulting was $11,390.

See Notes 4 and 8 for a description of the loans the Company received from 0851229 BC Ltd deemed a related party as a result of owning more than 10% of the Company's common stock.

Note 8 – Subsequent Events

On April 5 and 8, 2016, the Company borrowed a total of $65,000 under the Secured Note.

On April 21, 2016, the Company and James Stapleton entered into an Employment Agreement (the "Stapleton Employment Agreement"), pursuant to which Mr. Stapleton become the Chief Financial Officer of the Company, on May 2, 2016. The initial term of Mr. Stapleton's employment expires on May 2, 2019 and thereafter, the Stapleton Employment Agreement may be renewed for additional one year terms upon the mutual agreement of the parties, subject in each case to the termination provisions described therein. Mr. Stapleton shall initially be employed on a part-time (50% FTE) basis, and his employment commitment may be increased by the Company in its sole discretion.

The Company will initially pay Mr. Stapleton an aggregate base annual salary of $87,500, based upon Mr. Stapleton's status as a part-time (50% FTE) employee. In the event that Mr. Stapleton becomes employed on a full-time basis, his aggregate base annual salary shall be $175,000. If Mr. Stapleton's commitment is increased from 50% FTE status but not to full-time status, Mr. Stapleton's base salary shall be a prorated portion of $175,000 based upon the percentage of time Mr. Stapleton devotes to the Company. In addition, Mr. Stapleton shall (i) be entitled to three (3) weeks of paid time off, (ii) have the right to participate in the Company's general employee benefit plan(s), (iii) have the right to participate in an executive bonus plan and receive other bonus payments as determined by the Company's Board of Directors and (iv) be entitled to be reimbursed for reasonable business expenses. Further, Mr. Stapleton shall be entitled to a one-time bonus of $40,000 payable upon the Company's consummation of a fundraising transaction resulting in gross proceeds to the Company of at least $2,250,000, provided that Mr. Stapleton has neither (i) provided notice to the Company of his resignation nor (ii) been terminated by the Company, prior to the Company's receipt of at least $2,250,000 in gross proceeds in such transaction.

Subject to the approval of the Board of Directors of the Company, the creation of an equity incentive plan (the "Plan"), and Mr. Stapleton's completion of six  (6) months uninterrupted, continuous employment by the Company on at least a part-time (50% FTE) basis, Mr. Stapleton is expected to receive an option to purchase 750,000 shares of Common Stock which shall vest and be governed by the terms of the Plan and an award agreement to be entered into by and between the Company and Mr. Stapleton.

The Stapleton Employment Agreement also prohibits Mr. Stapleton from competing with the Company during the term of the Stapleton Employment Agreement and from soliciting or making known employees of the Company for a period of two (2) years following termination of the Stapleton Employment Agreement.

 David R. Wells, who served as the Company's interim Chief Financial Officer, departed the Company effective as of May 2, 2016, the date of Mr. Stapleton's commencement of employment under the Stapleton Employment Agreement.  Mr. Wells' departure is not the result of any disagreement with the Company regarding its operations, policies, or practices.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended March 31, 2016, should be read in conjunction with the financial statements of the Company, and the notes to those financial statements that are included elsewhere in this Form 10-Q and the consolidated financial statements and related notes included in our 2015 Annual Report on Form 10-K. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the form 10-K filed on April 14, 2016. Words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions are used to identify forward-looking statements.

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

The Share Exchange was treated as a reverse acquisition for financial accounting and reporting purposes.  As such, Mount Tam is treated as the acquirer for accounting and financial reporting purposes while the Company was treated as the acquired entity for accounting and financial reporting purposes.  Further, as a result, the historical financial statements that will be reflected in the Company's future financial statements filed with the SEC will be those of Mount Tam, and the Company's assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Mount. Tam.  Accordingly, for clarity and continuity, we are presenting the historical financial statements for Mount Tam for the periods presented.

Overview

We are a early stage company primarily engaged in the development of bio-pharmaceuticals to treat autoimmune diseases. We intend to optimize and bring to market a portfolio of leading products focused on improving the health and well being of millions of people who have been affected by autoimmune diseases. To that end, we have formed a strategic partnership with the Buck Institute, an independent research facility focused on understanding the connection between aging and chronic disease. As part of the partnership, we have signed the License Agreement that includes many of the Buck Institute's intangible research and development assets in the area of autoimmune disorders. The initial focus of the our research and development efforts will be a pre-clinical stage compound for the treatment of systemic lupus erythematosus ("SLE"), a common form of lupus.

Plan of Operations

As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of $332,718 for the three months ended March 31, 2016 and has an accumulated deficit of $2,685,853 as of March 31, 2016.

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of March 31, 2016, the Company had working capital deficit of $1,094,678 with cash balance of $58. Our cash decreased by approximately $5,400 during the three months ended March 31, 2016.

On October 12, 2015, the Buck Institute delivered to us a letter stating that we had not performed certain covenants set forth in the  License Agreement, including certain payment obligations. On October 16, 2015, the Company responded to the October 12, 2015 letter from the Buck Institute, and in such response, the Company proposed to defer payments for up to 90 days. The Buck Institute has not responded to this letter and has taken no formal steps or actions to terminate the License Agreement. Due to the fact that we have not been able to remedy the defaults described in the written notice receive from the Buck Institute, the Buck Institute has the right to terminate the License Agreement upon 90 days written notice to us. We have failed to satisfy certain other payment obligations totaling $320,712 in the aggregate that we owe to the Buck Institute under the License Agreement. Thus, the Buck Institute has the right to terminate the Buck Institute License Agreement upon 90 days notice if material defaults are not cured. Based on our long-standing positive relationship with the Buck Institute, we do not believe that the Buck Institute will terminate the License Agreement. In addition even if we are able to satisfy all of the existing obligations owed to the Buck Institute, given our need for additional capital resources, we may be unable to meet our future obligations under the License Agreement. If the Company is unable to meet its obligations under the License Agreement, it could have a material adverse effect on our business.

Negative Operating Cash Flow

We reported negative cash flow from operations for the three month ended March 31, 2015 and 2016. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $58 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with high volatility in prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

For the three months ended March 31, 2016 compared with the three months ended March 31, 2015

Revenue

We had no revenues for the three months ended March 31, 2016 and 2015. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $321,590 and $511,547 during the three months ended March 31, 2016 and 2015, respectively. Our operating expenses included research and development expenses in the amount of $75,000 and $295,353, and general and administrative expenses in the amount of $246,590 and $216,224 for three months ended March 31, 2016 and 2015, respectively.  The increase in general and administrative expenses was primarily a result of an increase in audit and legal fees.

Other Expense

Other expense totaled $11,128 and $1,161 during the three months ended March 31, 2016, and 2015, respectively. The increase is due to interest owed on loans issued under the Secured Note used to finance our operations. Other expenses included interest expense in the amount of $1,464 and $1,161, and amortization of debt discount in the amount of $9,664 and $0 for three months ended March 31, 2016 and 2015, respectively.

Net Loss

As a result of the foregoing, during the three months ended March 31, 2016 and 2015, we recorded a net loss of $332,718 and $512,708, respectively.

Liquidity and Capital Resources

We had cash and equivalents of $58 at March 31, 2016.

Operating Activities

During the three months ended March 31, 2016, we used $80,389 of cash in operating activities, compared to $631,387 for the three months ended March 31, 2015. Non-cash adjustments included $2,811 and $22,513 in amortization of prepaid expenses and net change in accounts payable and accrued liabilities of $219,333 and $141,192 during the three months ended March 31, 2016 and 2015, respectively.

Financing Activities

Financing activities provided $75,000 to us during the three months ended March 31, 2016 compared to $896,791 for the three months ended March 31, 2015. We received $75,000 in net proceeds from loans under the Secured Note for the three months ended March 31, 2016, compared to $896,791 during the three months ended March 31, 2015. In addition, we received $5 in proceeds from issuance of common stock during the three months ended March 31, 2015.

Sources of Liquidity and Capital

During the three months ended March 31, 2016, we received net proceeds from issuance of loans under the Secured Note in the amount of $75,000. The capital raised has been used primarily to support our operations. As of March 31, 2016, the Company had remaining cash of $58 with net working capital deficit of $1,094,678. As a result of the Company's significant operating expenditures and the lack of any significant product sales revenue, we expect to incur losses from operations for the near future.

We reported negative cash flow from operations for the period ended March 31, 2016 and 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $58 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with volatility in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its critical accounting policies and estimates. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's critical accounting policies and estimates are discussed on the footnote Note 2.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We are required to maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting .

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of March 31, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of March 31, 2016:

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

MOUNT TAM BIOTECHNOLOGIES, INC.

Dated: May 12, 2016	By:	/s/ Richard Marshak
	Name:	Richard Marshak
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2016	By:	/s/ James Stapleton
	Name:	James Stapleton
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)