Form 10-Q
period 2016-06-30
Mount TAM Biotechnologies, Inc.
filed 2016-08-15
CIK 1589361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Issuer's telephone number: (425) 214-4079

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 12, 2016, the issuer had 46,180,315 shares of its common stock, $0.0001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Mount Tam Biotechnologies, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
Assets	2016 (unaudited)	2015
Assets
Cash and cash equivalents	$4,741	$5,447
Prepaid expense	19,403	-
Total Current Assets	24,144	5,447

Total Assets	$24,144	$5,447

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$692,395	$406,361
Accounts payable and accrued liabilities- related parties	52,840	253,884
Notes payable	29,813	17,500
Convertible debenture, net of discount	459,060	108,411
Total Liabilities	1,234,108	786,156

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized; 44,180,316 and 43,171,300 shares issued and outstanding	4,418	4,317
Stock subscription payable	(45)	(45)
Stock to be issued	-	42,500
Additional paid in capital	2,103,107	1,525,653
Accumulated deficit	(3,317,444)	(2,353,134)
Total Stockholders' Equity	(1,209,964)	(780,709)
Total Liabilities and Stockholders' Equity	$24,144	$5,447

See accompanying notes to these unaudited condensed consolidated financial statements.

 Mount Tam Biotechnologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Operating Expenses
Research and development	66,042	116,922	141,042	412,245
General and administrative	526,735	296,752	773,325	512,976
Total operating expenses	592,777	413,674	914,367	925,221

Operating income (loss)	(592,777)	(413,674)	(914,367)	(925,221)

Other Expenses
Interest expense	(3,080)	(2,493)	(4,544)	(3,655)
Amortization of debt discount	(35,735)	-	(45,399)	-
Total other expenses	(38,815)	(2,493)	(49,943)	(3,655)

Net Loss	$(631,592)	$(416,167)	$(964,310)	$(928,876)

Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average common shares – basic and diluted	43,171,300	24,000,000	43,171,300	24,000,000

See accompanying notes to these unaudited condensed consolidated financial statements.

 Mount Tam Biotechnologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(964,310)	$(928,876)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of options	159,058	-
Amortization of debt discount	45,399	-
Expenses paid by the note holder	12,313	-
Amortization of prepaid expenses	5,622	31,099
Changes in operating assets and liabilities:	-	-
Prepaid expense	(25,025)	(40,000)
Accounts payable and accrued liabilities	359,237	62,079
Net cash used in operating activities	(407,706)	(875,697)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities
Proceeds from loans	407,000	896,791
Proceeds from issuance of common stock	-	5
Net cash provided by financing activities	407,000	896,796

Net (Decrease)/Increase in cash	(706)	21,099

Cash, beginning of period	5,447	881

Cash, end of period	$4,741	$21,980

Supplemental disclosures:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Waiver of payable-related parties transferred to additional paid in capital	$274,247	$-
Debt discount due to beneficial conversion feature on note	$101,750	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

Mount TAM Biotechnologies, Inc.
Unaudited Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2016

Note 1 – Nature of the Business

Mount Tam Biotechnologies, Inc. (the "Company") was incorporated in November, 2011. The terms "we," "us," "our," "registrant," and the "Company" refer to Mount Tam Biotechnologies, Inc., a Nevada corporation, and, where applicable, Mount Tam Biotechnologies, Inc., a Delaware corporation and our wholly-owned subsidiary ("Mount Tam"). The Company is an early-stage life sciences and technology company pursuing the development of bio-pharmaceuticals to treat serious diseases, including autoimmune diseases. The Company intends to optimize and bring to market a portfolio of products focused on improving the health and wellbeing of individuals afflicted with serious diseases, with a lead product targeting systemic lupus erythematosus (SLE). The Company is headquartered in the San Francisco Bay Area, and may go to market both vertically and horizontally by product/technology specialties and provide our customers with treatment options.

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

As a result of the Share Exchange, Mount Tam became a wholly-owned subsidiary of the Company. However, the former stockholders of Mount Tam acquired a majority of the outstanding shares of the Company's common stock.  In connection with the Share Exchange, a former shareholder of the Company agreed to surrender all of his shares of the Company's common stock in exchange for $30,000, and all of the issued and outstanding shares of Epicurean Cigars, Inc., which at the time was a wholly-owned subsidiary of the Company which had a nominal remaining net liability. The shares were returned to the Company, and the $30,000 due to the shareholder has been accrued as of March 31, 2016. As of June 30, 2016, the Company eliminated the $30,000 financial obligation pursuant to an executed Resignation, Release and Waiver agreement between the Company and the former shareholder.

Effective on August 31, 2015, the Company changed its name from TabacaleraYsidron, Inc. to Mount TAM Biotechnologies, Inc.  The name change was effected through a parent/subsidiary short-form merger of Mount TAM Biotechnologies, Inc., our wholly-owned Nevada subsidiary which we formed solely for the purpose of the name change, with and into the Company, with the Company as the surviving corporation.  With the exception of the name change, there were no changes to the Company's Articles of Incorporation or Bylaws. There was no mandatory exchange of stock certificates. The Company's trading symbol on the PINK market operated by OTC Markets Group, was changed to "MNTM" from "TQBY".

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

To meet its business objectives, the Company formed a strategic partnership with the Buck Institute for Research on Aging ("Buck Institute"), an independent research facility focused on understanding the connection between aging and chronic disease. As part of the partnership, the Company signed an exclusive worldwide licensing and collaboration agreement with the Buck Institute that includes many of the Buck Institute's intangible research and development assets in the area of autoimmune disorders. This collaboration has been expanded to include all therapeutic and diagnostic uses of certain compounds in the human or veterinary fields.  The initial focus of the Company's research and development efforts will be a pre-clinical stage compound for the treatment of SLE, a serious form of lupus. The Company has not produced any revenues from the intangible research and development assets it acquired from Buck Institute and it has not commenced its planned principal operations.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2016 have been prepared in accordance with the U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's financial position as of June 30, 2016 and the Company's results of operation for the three months ended June 30, 2016 and the six months ended June 30, 2016, and the cash flows for the six months ended June 30, 2016. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K filed on April 14, 2016. The December 31, 2015 condensed consolidated balance sheet data was derived from the audited financial statements included in the Form 10-K filed on April 14, 2016. The financial statements and notes are representations of the Company's management ("Management") and its board of directors (the "Board of Directors"), who are responsible for their integrity and objectivity.

Results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016 or any other future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and it does not believe it is exposed to any significant credit risk. As of June 30, 2016 and December 31, 2015 the Company had cash and cash equivalents of $4,741 and $5,447, respectively.

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

Research and Development costs

The Company follows Accounting Standards Codification Subtopic ("ASC") 730-10, "Research and Development," in which research and development costs are charged to the statement of operations as incurred. During the three months ended June 30, 2016 and 2015 the Company incurred $66,042 and $116,922, respectively of expenses related to research and development costs. During the six months ended June 30, 2016 and 2015 the Company incurred $141,042 and $412,245, respectively of expenses related to research and development costs.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, "Earnings Per Share". Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the "treasury stock" method), unless their effect on net loss per share is anti-dilutive. There were no potentially dilutive shares for the three and six month periods ended June 30, 2016.

Accounts Payable

Accounts payable and accrued expenses include the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Accounts payable	$584,159	$277,719
Accounts payable to related parties	52,840	253,884
Accrued legal fees	-	65,383
Accrued salary	108,236	56,970
Other current liabilities	-	6,289
Total accounts payable and accrued expenses	$745,235	$660,245

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

For the six months ended June 30, 2016, the Company has determined that there we no assets or liabilities measured at fair value on a recurring basis.

The Company believes the carrying amounts of cash and cash equivalents, other current assets, accounts payable, accrued expenses salaries, wages and payroll taxes, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Going Concern

The Company's financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no significant operating history and had a cumulative net loss from August 13, 2014 to June 30, 2016 of $3,317,444. The Company has a working capital deficit of $1,209,964 as of June 30, 2016. Since inception, the Company has been funded through debt and equity financings. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended June 30, 2016 have been prepared assuming the Company will continue as a going concern. The Company believes its cash resources are insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization of its product candidates. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest – Imputation of Interest:  Simplifying the presentation of Debt Issuance Costs ("ASU 2015-03").  The standard requires entities to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset, and the amortization is reported as interest expense.  The result of application of this guidance would be to reduce the deferred financing costs balance, with a corresponding reduction to the long term liabilities to which the debt issuance costs relate in the balance sheets.  The standard does not affect recognition and measurement of debt issuance costs.  The Company adopted ASU 2015-03 and, as of June 30, 2016, there are no debt issuance cost.

Recent Accounting Pronouncements Issued But Not Adopted as of June 30, 2016

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): This ASU amends the Board's guidance on the impairment of financial instruments. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This ASU is effective for fiscal years beginning after December 15, 2019. Early adoption will be permitted.  The Company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

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

Note 3 – Loans

As a result of the Share Exchange, the Company assumed an obligation to a former note holder in the amount of $17,500. The unsecured promissory note in the amount of $15,000 is to an unrelated party. Pursuant to the terms of the note, the note is interest bearing at 3.5% and is due on demand. As of June 30, 2016, the Company has accrued interest of $0. Another unsecured promissory note is of $2,500 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. The Company is currently assessing how to revise the terms of this note.

Effective February 19, 2016, the Company borrowed $20,520 to finance its D&O insurance. The loan bears interest of 5.45% and is due on January 19, 2017.

Note 4 – Convertible Notes

During the year ended December 31, 2015, the Company borrowed $141,004 from 0851229 BC Ltd. (the "Lender") through a convertible note bearing 3% interest with a maturity date of March 18, 2017. The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock.

During the six months ended June 30, 2016, the Company borrowed $407,000 from 0851229 BC Ltd. (the "Lender") through a convertible note bearing 3% interest with a maturity date of March 18, 2017. The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock.

As of June 30, 2016, this note was consolidated into the Secured Note (as defined below) of up to $5,000,000, and a maturity date of March 18, 2018, and the Company had principal outstanding on this loan of $548,004  and accrued interest of $4,658. Terms of the Secured Note include the obligation to convert the loan at a financing with gross proceeds to the Company (if such financing is led by an institutional investor or contains commercially reasonable terms and conditions for an early stage biopharmaceutical company) of at least $2,000,000 at a conversion price equal to 80% of the price per share in the financing.

The initial fair value of the beneficial conversion feature of the note on the date of issuance was determined to be $137,001. Out of this $101,750 pertains to the notes issued during the six months ended June 30, 2016. The value of beneficial conversion feature is being amortized over the life of the loan. For the three and six months ended June 30, 2016, the Company amortized the debt discount of $35,735 and $45,399, respectively. The unamortized debt discount as of June 30, 2016 and December 31, 2015 is $88,945 and $32,593

On March 23, 2016, all of the previous loans provided by the Lender were consolidated into a Secured Convertible Promissory Note (the "Secured Note") which amends, restates and modifies the terms of the Previous Loans to the terms set forth in the Secured Note and contains other terms and conditions as described in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2016.

On June 13, 2016, the Company and the Lender entered into an amended agreement regarding the aggregate principal amount of indebtedness and maturity date, which may be outstanding pursuant to that certain Secured Convertible Promissory Note issued by the Lender to the Company effective as of November 9, 2015 (the "Secured Note").   On June 13, 2016 the Secured Note was amended, as described in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2016.

The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock. The Lender and the Company agreed that the aggregate principal amount of all outstanding loans made under the Secured Note shall not exceed $5,000,000 at any time, and the maturity was extended to March 18, 2018.  Terms of the Secured Note include the obligation to convert the loan at a financing with gross proceeds to the Company (if such financing is led by an institutional investor or contains commercially reasonable terms and conditions for an early stage biopharmaceutical company) of at least $2,000,000 at a conversion price equal to 80% of the price per share in the financing.

As of December 31, 2015 the Company had principal outstanding on this Secured Note of $141,004 and accrued interest of $426.

As of June 30, 2016, the Company had principal outstanding on this Secured Note of $548,004 and accrued interest of $4,658. Total interest expenses for the three and six months ended June 30, 2016 is $2,768 and $4,232 respectively. Total interest expenses for the three and six months ended June 30, 2015 is $0 and $0 respectively.

Note 5 – Capital Stock

Common stock

The Company has authority to issue up to 100,000,000 shares, par value $0.0001 per share.

During the six months ended June 30, 2016, the Company issued 1,009,016 shares of common stock for stock to be issued which were accounted in prior period.

During the six months ended June 30, 2016, the Company reached a settlement agreement with The Buck Institute to waive of $274,247 of balance payable by the Company, which was credited to additional paid in capital (Note 6).

As of June 30, 2016, there were 44,180,316 shares of the Company's common stock issued and outstanding.

Options

The Company's Board of Directors approved the adoption of the Mount Tam 2016 Stock-Based Compensation Plan (the "2016 Plan") on May 12, 2016.  A majority of the stockholders approved the 2016 Plan by written consent on June 27, 2016.  A copy of the 2016 Plan is included as Exhibit A to the Company's Information Statement filed with the SEC on July 11, 2016.

  On May 2, 2016, the Company granted options to purchase up to 6,330,000 shares of Common Stock under the Plan in the aggregate, with an exercise price of $0.59 per share. Options will vest as per below table

Name	Number of Stock Options	Vesting Schedule
Richard Marshak (CEO)	4,200,000	Options Vesting over 4 years, 25% (1,050,000 options) per year
Tim Powers (CSO)	1,120,000	Options Vesting over 3 years. 33.33% (373,333 options) per year
Jim Stapleton (CFO)	750,000	Options vesting over 4 years, 25% (187,500 options) per year
Brian Kennedy (Chairman)	250,000	Options vesting over 4 years, 25% (62,500) per year
Juniper Pennypacker (consultant - assistant to Brian Kennedy)	10,000	Options vesting over 4 years, 25% (2,500 options) per year

Stock-based compensation expense related to vested options was $159,058 and $159,058 during the three and six months ended June 30, 2016, respectively. The Company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted during the six months ended June 30, 2016.

June 30, 2016
Expected term (years)	10.00
Expected volatility	131%
Risk-free interest rate	1.32%
Dividend yield	0%

A summary of option activity under the 2016 Plan as of June 30, 2016, and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	-	$-	-	$-
Granted	6,330,000	0.59	10.00	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2016	6,330,000	$0.59	9.84	$-
Exercisable at June 30, 2016	-	$-	-	$-

As of June 30, 2016, there was $3,501,447 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.9 years.
Note 6 – Commitments & Contingencies

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

In addition, the Company issued to Buck Institute that number of shares equal to 5% of the Company's total outstanding shares. Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of Common Stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of June 30, 2016, the Company has issued 2,209,016 shares of the Company's Common Stock to Buck Institute. Additionally, the Company agreed to pay one-time milestone payments upon the first occurrence of the corresponding milestone events as set forth in the table below.

Milestone Event	Milestone Payment
Filing of an IND	$50,000
Completion of the first Phase I Clinical Trial of a Licensed Product	$250,000
Completion of the first Phase II Clinical Trial of a Licensed Product	$500,000
Completion of the first Phase III Clinical Trial of a Licensed Product	$1,000,000

As of June 30, 2016 none of the milestone events had yet been achieved.

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

Within 30 days after the date on which the Company shall raise and receive a total of $1,000,000 of investment in equity, debt, grants, contributions, or donations, the Company agreed to reimburse Buck Institute for 100% of the patent expenses for the Product Patents and 50% of the patent expenses for the Program Patents, incurred by Buck Institute as defined in the Licensing Agreement. Per amended agreement dated March 2015, the Company agreed to reimburse Buck Institute for 100% of the patent expenses for the Product Patents and 50% of the Patent Expenses for the Program Patents, incurred by Buck Institute incurred on or before April 1, 2015.

During the second quarter of 2016 the Company entered into negotiations with the Buck Institute to resolve certain outstanding financial concerns, and to broaden the Research Collaboration and License Agreement beyond the area of autoimmune disease. On July 18, 2016, the Company, entered into an amendment (the "Amendment") to the Research Collaboration and License Agreement (the "License Agreement") between the Company and The Buck Institute.

By way of background, and as previously disclosed in the Company's public filings, the Company previously entered into a Research Collaboration and License Agreement (the "Buck Institute License Agreement") with the Buck Institute, which establishes a joint research effort led by Buck Institute to identify and develop compounds from two specific chemical chemotypes identified therein. The Company agreed to provide certain funding for Buck Institute's research efforts performed under the Buck Institute License Agreement. Under the terms of the Buck Institute License Agreement, Buck Institute assigned exclusive, worldwide rights to develop, manufacture and commercialize pharmaceutical products that incorporate a compound from one of two chemical compounds, identified therein, and exclusive rights to practice the drug discovery platform technology as necessary to research, develop and commercialize such pharmaceutical products. (Additional information about the Buck Institute License Agreement, together with prior amendments thereto, may be found in the Company's public filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 2015.)

Pursuant to this Amendment, the Research Collaboration Term of the License Agreement is tolled until the Company can achieve a Qualified Financing (defined as any financing occurring after the date of the Amendment which results in gross proceeds to the Company of at least $2,000,000). Once a Qualified Financing has been achieved, the research collaboration efforts will resume, and will continue for a period of twenty-one months (the "Extended Research Collaboration Term"). The Company and The Buck Institute agreed to work together to determine a new research plan, specifying the research and development activities of both parties during the Extended Research Collaboration Term.

Additionally, pursuant to the Amendment, the parties agreed to settle past research funding amounts owed by the Company to The Buck Institute. The Company agreed to pay $40,000 within ten days of the execution of the Amendment, and The Buck Institute agreed that once this amount is paid, the Company will be deemed to be in full compliance with the terms of the License Agreement, including its payment obligations. On July 19, 2016, the Company made the $40,000 payment to The Buck Institute.  In addition to the $40,000 payment, on June 13, 2016, the Company paid to The Buck Institute $11,706 in connection with costs incurred to further the Company's intellectual property position under the License Agreement. Pursuant to the above amendment The Buck Institute waived $274,247 of payable by the Company.

Moreover, the parties agreed that the field of use covered by the License Agreement would be expanded, with the new definition being "the treatment, diagnosis or prevention of any and all conditions or diseases including, without limitation, systemic lupus erythematous and multiple sclerosis for human and/or veterinary use." (Under the original License Agreement, the Company's field of use had been restricted to autoimmune disorders.)

On December 1, 2014, the Company entered into a three-year consulting agreement with an individual for the purpose of providing financial and investor relations services. In connection with the agreement, the Company agreed to pay the consultant a monthly fee of $10,000.

On December 11, 2014, the Company entered into an agreement with a firm that provides legal services to assist with a potential future financing transaction and a reverse merger transaction. In connection with this agreement for legal services, the Company agreed to pay flat fee of $115,000. The payment of the flat fee was as follows: (i) $75,000 cash; $25,000 payable upon closing of the future financing transaction and $50,000 payable upon closing of a future reverse merger transaction; and (ii) $40,000 in the common stock of the Company (using the same per share price as used in the financing transaction) to be acquired upon closing of the reverse merger transaction. As of June 30, 2016 the Company had issued 80,000 shares of its common stock valued at $40,000, which was expensed during the year ended December 31, 2015.

On January 2, 2015, the Company entered into an employment agreement with its former Vice President, Research and Development. The employment agreement requires annual base salary payments of $150,000 per year. In addition, the Company has agreed to grant this executive stock options to purchase up to 360,000 shares of Common Stock. On August 10, 2015, his employment agreement was amended as a result of his appointment to become the Company's Chief Executive Officer, and to change the number of options granted to 1,120,000 shares of the Company's Common Stock. As of June 30, 2016 these options have been issued.

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

On March 29, 2016, the Company entered into an employment agreement with its current Chief Executive Officer. The employment agreement requires annual base salary payments of $300,000 per year. In addition, the Company has agreed to grant this executive stock options to purchase up to 4,200,000 shares of Common Stock. As of As of June 30, 2016 these options have been issued.

On May 2, 2016, the Company entered into an employment agreement with its current Chief Financial Officer. The employment agreement requires annual base salary payments of $175,000 per year. Further, Mr. Stapleton shall be entitled to a one-time bonus of $40,000 payable upon the Company's consummation of a fundraising transaction resulting in gross proceeds to the Company of at least $2,250,000 In addition, the Company has agreed to grant this executive stock options to purchase up to 750,000 shares of Common Stock. As of June 30, 2016 these options have been issued.

Note 7 – Related Party Transactions

In November 2014, we entered into a consulting agreement with a services firm, Wells Compliance Group, that is owned by our former interim Chief Financial Officer. As compensation for its services, Wells Compliance Group is to be paid $3,500 per month. As of June 30, 2016 and December 31, 2015 our accounts payable to the Wells Compliance Group was $2,000 and $15,110, respectively. During the three months ended June 30, 2016 and 2015, the Company expensed $9,000 and $10,500, respectively, for the services provided by Wells Compliance Group. During the six months ended June 30, 2016 and 2015, the Company expensed $19,500 and $21,000, respectively, for the services provided by Wells Compliance Group.  As of May, 2, 2016, Wells Compliance and the Company terminated the consulting agreement.

Pursuant to our agreement with the Buck Institute and their CEO Brian Kennedy who is the Chairman of our Board of Directors, the Buck Institute is deemed a related party. Please see Note 6, Commitments and Contingencies, for discussion of our liabilities and obligations with the Buck Institute. During the three months ended June 30, 2016 and 2015, the Company expensed $18,081 and $120,799, respectively, for the services provided by Buck Institute.

In December 2015, we entered into an agreement with Lemon Fair Consulting, which is owned by our current Chief Executive Officer. During the three months ended March 31, 2016, the Company expensed $34,390 for the services provided by Lemon Fair Consulting. As March 31, 2016 our accounts payable to the Lemon Fair Consulting was $11,390. This consulting agreement was terminated on March 29, 2016 when Mr. Marshak became our CEO.

See Notes 4 and 8 for a description of the loans the Company received from 0851229 BC Ltd deemed a related party as a result of owning more than 10% of the Company's common stock.

Note 8 – Subsequent Events

During the second quarter of 2016 the Company entered into negotiations with the Buck Institute to resolve certain outstanding financial concerns, and to broaden the Research Collaboration and License Agreement beyond the area of autoimmune disease. On July 18, 2016, Mount Tam Biotechnologies, Inc. (the "Company"), executed an amendment (the "Amendment") to the Research Collaboration and License Agreement (the "License Agreement") between the Company and The Buck Institute for Research on Aging ("The Buck Institute").

Pursuant to this Amendment, the Research Collaboration Term of the License Agreement is tolled until the Company can achieve a Qualified Financing (defined as any financing occurring after the date of the Amendment which results in gross proceeds to the Company of at least $2,000,000). Once a Qualified Financing has been achieved, the research collaboration efforts will resume, and will continue for a period of twenty-one months (the "Extended Research Collaboration Term"). The Company and The Buck Institute agreed to work together to determine a new research plan, specifying the research and development activities of both parties during the Extended Research Collaboration Term.

Additionally, pursuant to the Amendment, the parties agreed to settle past research funding amounts owed by the Company to The Buck Institute. The Company agreed to pay $40,000 within ten days of the execution of the Amendment, and The Buck Institute agreed that once this amount is paid, the Company will be deemed to be in full compliance with the terms of the License Agreement, including its payment obligations. On July 19, 2016, the Company made the $40,000 payment to The Buck Institute.  In addition to the $40,000 payment, on June 13, 2016, the Company paid to The Buck Institute $11,706 in connection with costs incurred to further the Company's intellectual property position under the License Agreement.

Moreover, the parties agreed that the field of use covered by the License Agreement would be expanded, with the new definition being "the treatment, diagnosis or prevention of any and all conditions or diseases including, without limitation, systemic lupus erythematous and multiple sclerosis for human and/or veterinary use." (Under the original License Agreement, the Company's field of use had been restricted to autoimmune disorders.)

Private Placement

On August 3, 2016, the Company entered into an Engagement Agreement with Colorado Financial Service Corporation ("Colorado"), with Colorado being the placement agent for a best efforts offering of up to 10,000,000 shares of the Company's common stock, at a price of $0.50 per share. Colorado has the opportunity to earn a fee that ranges from 2.5% to 7.5% of the gross proceeds received, and a warrant to purchase up to 10% of the shares sold at $0.50 per share.
On August 5, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 2,000,000 shares of the Company's common stock for an aggregate purchase price of $1,000,000.  The Company intends to use the proceeds from this investment for general corporate and working capital purposes.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the results of operations and financial condition of the Company for the three and six months ended June 30, 2016, should be read in conjunction with the financial statements of the Company, and the notes to those financial statements that are included elsewhere in this Form 10-Q and the consolidated financial statements and related notes included in our 2015 Annual Report on Form 10-K. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the form 10-K filed on April 14, 2016. Words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions are used to identify forward-looking statements.

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

The Share Exchange was treated as a reverse acquisition for financial accounting and reporting purposes.  As such, Mount Tam is treated as the acquirer for accounting and financial reporting purposes while the Company was treated as the acquired entity for accounting and financial reporting purposes.  Further, as a result, the historical financial statements that will be reflected in the Company's future financial statements filed with the SEC will be those of Mount Tam, and the Company's assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Mount Tam.  Accordingly, for clarity and continuity, we are presenting the historical financial statements for Mount Tam for the periods presented.

Overview

We are an early stage company primarily engaged in the development of bio-pharmaceuticals to treat a range of disease areas with high unmet need. Our lead program is focused on SLE, and we intend to optimize and bring to market a portfolio of leading products focused on improving the health and well being of millions of people who have been affected by a range of serious disease conditions. To that end, we have formed a strategic partnership with the Buck Institute, an independent research facility focused on understanding the connection between aging and chronic disease. As part of the partnership, we have signed the License Agreement that includes many of the Buck Institute's intangible research and development assets. The initial focus of our research and development efforts will be a pre-clinical stage compound for the treatment of systemic lupus erythematosus ("SLE"), a serious form of lupus.

Plan of Operations

As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of $631,592 and $964,310 for the three and six months ended June 30, 2016, respectively and has an accumulated deficit of $3,317,444 as of June 30, 2016.

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of June 30, 2016, the Company had working capital deficit of $1,209,964 with cash balance of $4,741. Our cash decreased by approximately $706 during the six months ended June 30, 2016.

On October 12, 2015, the Buck Institute delivered to us a letter stating that we had not performed certain covenants set forth in the License Agreement, including certain payment obligations. On October 16, 2015, the Company responded to the October 12, 2015 letter from the Buck Institute, and in such response, the Company proposed to defer payments for up to 90 days. The Buck Institute did not respond to this letter and took no formal steps or actions to terminate the License Agreement.

During the second quarter of 2016 the Company entered into negotiations with the Buck Institute to resolve certain outstanding financial concerns, and to broaden the Research Collaboration and License Agreement beyond the area of autoimmune disease.  On July 18, 2016, Mount Tam Biotechnologies, Inc. (the "Company"), entered into an amendment (the "Amendment") to the Research Collaboration and License Agreement (the "License Agreement") between the Company and The Buck Institute for Research on Aging ("The Buck Institute").

Pursuant to this Amendment, the Research Collaboration Term of the License Agreement is tolled until the Company can achieve a Qualified Financing (defined as any financing occurring after the date of the Amendment which results in gross proceeds to the Company of at least $2,000,000). Once a Qualified Financing has been achieved, the research collaboration efforts will resume, and will continue for a period of twenty-one months (the "Extended Research Collaboration Term"). The Company and The Buck Institute agreed to work together to determine a new research plan, specifying the research and development activities of both parties during the Extended Research Collaboration Term.

Additionally, pursuant to the Amendment, the parties agreed to settle past research funding amounts owed by the Company to The Buck Institute. The Company agreed to pay $40,000 within ten days of the execution of the Amendment, and The Buck Institute agreed that once this amount is paid, the Company will be deemed to be in full compliance with the terms of the License Agreement, including its payment obligations. On July 19, 2016, the Company made the $40,000 payment to The Buck Institute.  In addition to the $40,000 payment, on June 13, 2016, the Company paid to The Buck Institute $11,706 in connection with costs incurred to further the Company's intellectual property position under the License Agreement. Pursuant to the above amendment The Buck Institute waived $274,247 of payable by the Company.

Moreover, the parties agreed that the field of use covered by the License Agreement would be expanded, with the new definition being "the treatment, diagnosis or prevention of any and all conditions or diseases including, without limitation, systemic lupus erythematous and multiple sclerosis for human and/or veterinary use." (Under the original License Agreement, the Company's field of use had been restricted to autoimmune disorders.)

Negative Operating Cash Flow

We reported negative cash flow from operations for the six month ended June 30, 2016 and 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $4,741 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with high volatility in prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

For the three months ended June 30, 2016 compared with the three months ended June 30, 2015

Revenue

We had no revenues for the three months ended June 30, 2016 and 2015. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $592,777 and $413,674 during the three months ended June 30, 2016 and 2015, respectively. Our operating expenses included research and development expenses in the amount of $66,042 and $116,922, and general and administrative expenses in the amount of $526,735 and $296,752 for three months ended June 30, 2016 and 2015, respectively.  The increase in general and administrative expenses was primarily a result of an increase in salaries and legal fees.

Other Expense

Other expense totaled $38,815 and $2,493 during the three months ended June 30, 2016, and 2015, respectively. The increase is due to interest owed on loans issued under the Secured Note used to finance our operations. Other expenses included interest expense in the amount of $3,080 and $2,493 and amortization of debt discount in the amount of $35,735 and $0 for three months ended June 30, 2016 and 2015, respectively.

Net Loss

As a result of the foregoing, during the six months ended June 30, 2016 and 2015, we recorded a net loss of $631,592 and $416,167, respectively.

For the six months ended June 30, 2016 compared with the six months ended June 30, 2015

Revenue

We had no revenues for the six months ended June 30, 2016 and 2015. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $914,367 and $925,221 during the six months ended June 30, 2016 and 2015, respectively. Our operating expenses included research and development expenses in the amount of $141,042 and $412,245, and general and administrative expenses in the amount of $773,325 and $512,976 for six months ended June 30, 2016 and 2015, respectively.  The increase in general and administrative expenses was primarily a result of an increase in salaries and legal fees.

Other Expense

Other expense totaled $49,943 and $3,655 during the six months ended June 30, 2016, and 2015, respectively. The increase is due to interest owed on loans issued under the Secured Note used to finance our operations. Other expenses included interest expense in the amount of $4,544 and $2,493, and amortization of debt discount in the amount of $45,399 and $0 for six months ended June 30, 2016 and 2015, respectively.

Net Loss

As a result of the foregoing, during the six months ended June 30, 2016 and 2015, we recorded a net loss of $964,310 and $928,876, respectively.

Liquidity and Capital Resources

We had cash and equivalents of $4,741 at June30, 2016.

Operating Activities

During the six months ended June 30, 2016, we used $407,706 of cash in operating activities, compared to $875,697 for the six months ended June 30, 2015. Non-cash adjustments included $5,622 and $31,099 in amortization of prepaid expenses, fair value of options of $159,058 and $0, amortization of debt discount of $45,399 and $0 and net change in accounts payable and accrued liabilities of $359,237 and $62,080 during the six months ended June 30, 2016 and 2015, respectively.

Financing Activities

Financing activities provided $407,000 to us during the six months ended June 30, 2016 compared to $896,796 for the six months ended June 30, 2015. We received $407,000 in net proceeds from loans under the Secured Note for the six months ended June 30, 2016, compared to $896,791 during the six months ended June 30, 2015. In addition, we received $0 in proceeds from issuance of common stock during the six months ended June 30, 2016, compared to $5 during the six months ended June 30, 2015.

Sources of Liquidity and Capital

During the six months ended June 30, 2016, we received net proceeds from issuance of loans under the Secured Note in the amount of $407,000. The capital raised has been used primarily to support our operations. As of June 30, 2016, the Company had remaining cash of $4,741 with net working capital deficit of $1,209,964. As a result of the Company's significant operating expenditures and the lack of any significant product sales revenue, we expect to incur losses from operations for the near future.

We reported negative cash flow from operations for the period ended June 30, 2016 and 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $4,741 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with volatility in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

On June 14, 2016, Mount Tam Biotechnologies, Inc. (the "Company"), and 0851229 BC Ltd. (the "Lender") entered into an amended letter agreement (the "Amended Agreement"), pursuant to which the Lender agreed to provide financing to the Company in an amount not to exceed Five Million Dollars ($5,000,000), pursuant to the terms of an Amended and Restated Secured Convertible Promissory Note (the "Amended Secured Note"), and to extend the due date of the Amended Secured Note by one year. The Company and the Lender also entered into an Amended and Restated Security Agreement (the "Amended Security Agreement") to secure the Company's obligations under the Amended Secured Note.

By way of background, and as previously disclosed, between November 2015 and February 2016, the Lender had made loans (the "Previous Loans") to the Company, which the Company had consolidated into a Secured Convertible Promissory Note (the "March Note") which provided that the amount that could be advanced pursuant to the March Note would not exceed One Million Dollars ($1,000,000).  The Lender and the Company agreed that the Company's obligations under the March Note would be secured by a first priority security interest in all assets of the Company on the terms and conditions set forth in a Security Agreement effective as of November 9, 2015 by and between the Company and the Lender (the "Original Security Agreement").

Subsequently, the Lender agreed that the Lender may provide additional financing to the Company, in an amount up to Five Million Dollars ($5,000,000), pursuant to the terms of the Amended Secured Note. The Lender did not provide any additional consideration to the Company for the Amended Agreement. The Company and the Lender further agreed that any future advances under the Amended Secured Note would be deemed to increase the amount owing by the Company to the Lender under the Amended Secured Note. The Company and the Lender stated their intentions that all advances made by the Lender to the Company prior to the date of the Amended Letter Agreement would be deemed to be made as of the respective dates of such advances, and that the Amended Secured Note would be viewed as aggregating all amounts owing by the Company to the Lender as of the date of the Amended Secured Note, and not as a new investment by the Lender in the Company, or a new investment decision by the Lender.

Interest accrues on the outstanding principal amount of all loans issued under the Amended Secured Note at the rate of 3% per annum. Unless earlier converted into equity securities (as described below), the then-outstanding principal amount and accrued and unpaid interest on the Secured Note is due and payable on the maturity date, which is March 18, 2018. The Amended Secured Note may not be prepaid, in whole or in part, without the prior written consent of the Lender.

On August 5, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 2,000,000 shares of the Company's common stock for an aggregate purchase price of $1,000,000.  The Company intends to use the proceeds from this investment for general corporate and working capital

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its critical accounting policies and estimates. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's critical accounting policies and estimates are discussed in footnote Note 2 to our financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We are required to maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of June 30, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of June 30, 2016:

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

These factors represent material weaknesses in our internal controls over financial reporting. Although we believe the possibility of errors in our financial statements is remote, until such time as we expand our staff with additional qualified personnel, we expect to continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

On August 5, 2016, the Company entered into a Subscription Agreement with an investor for such investor to purchase from the Company 2,000,000 shares on the Company's common stock at a price of $0.50 per share for an aggregate purchase price of $1,000,000.  The Company intends to use the proceeds from this investment for general corporate and working capital purposes.

The common stock was offered to the investor in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder.  Our reliance on Regulation D under the Securities Act was based in part upon written representations made by the investor that: (a) the investor is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the investor agrees not to sell or otherwise transfer the securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption from such registration is available, (c) the investor has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in the Company, (d) the investor had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering or issuance and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the investor has no need for liquidity in its investment and could afford the complete loss of such investment.  In our reliance upon Rule 506(b) of Regulation D promulgated under the Securities Act, management made the determination, based upon written representations, that such investor was an "accredited investor" as defined in Rule 501 of Regulation D. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

Our reliance upon Section 4(a)(2) of the Securities Act of 1933 was based in part upon the following factors: (a) the issuance of the securities was in connection with isolated private transactions which did not involve any public offering; (b) there were a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the securities took place directly between the offeree and the Company.

 ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

 ITEM 4 - MINE SAFETY DISCLOSURES

None.

 ITEM 5 - OTHER INFORMATION

The Company's Board of Directors approved the adoption of the Mount Tam 2016 Stock-Based Compensation Plan (the "Stock Plan") on May 12, 2016.  A majority of the stockholders approved the plan by written consent on June 27, 2016.  A copy of the Stock Plan is included as Exhibit A to the Company's Information Statement filed with the SEC on July 11, 2016.  .

 ITEM 6 - EXHIBITS

Description

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

XBRL Instance Document
XBRL Taxonomy Extension Schema
XBRL Taxonomy Extension Calculation Linkbase
XBRL Taxonomy Extension Definition Linkbase
XBRL Taxonomy Extension Label Linkbase
XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNT TAM BIOTECHNOLOGIES, INC.

Dated: August 12, 2016	By:	/s/ Richard Marshak
	Name:	Richard Marshak
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2016	By:	/s/ James P. Stapleton
	Name:	James P. Stapleton
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)