Form 10-Q
period 2016-09-30
Mount TAM Biotechnologies, Inc.
filed 2016-11-21
CIK 1589361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

As of November 18, 2016, the issuer had 46,180,315 shares of its common stock, $0.0001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2016	2015
Assets	(Unaudited)
Cash and cash equivalents	$714,263	$5,447
Prepaid expense	9,668	-
Total Current Assets	723,931	5,447

Total Assets	$723,931	$5,447

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$687,991	$406,361
Accounts payable and accrued liabilities- related parties	9,275	253,884
Notes payable	23,657	17,500
Total Current Liabilities	720,923	677,745
Long-Term Liabilities:
Convertible debenture, non-current, net of discount	531,288	108,411
Total Liabilities	1,252,211	786,156

Stockholders' Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 44,180,316 and 43,171,300 shares issued and outstanding, respectively	4,418	4,317
Stock subscription payable	(45)	(45)
Stock to be issued	975,000	42,500
Additional paid in capital	2,362,251	1,525,653
Accumulated deficit	(3,869,904)	(2,353,134)
Total Stockholders' Deficit	(528,280)	(780,709)
Total Liabilities and Stockholders' Deficit	$723,931	$5,447

See accompanying notes to these unaudited condensed consolidated financial statements.

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Operating Expenses
Research and development	$89,137	$6,655	$230,179	$418,900
General and administrative	438,839	841,472	1,212,164	1,373,905
Total operating expenses	527,976	848,127	1,442,343	1,792,805

Operating loss	(527,976)	(848,127)	(1,442,343)	(1,792,805)

Other Expenses
Interest expense	(4,756)	(1,205)	(9,300)	(4,860)
Amortization of debt discount	(19,728)	-	(65,127)	-
Total other expenses	(24,484)	(1,205)	(74,427)	(4,860)

Net Loss	$(552,460)	$(849,332)	$(1,516,770)	$(1,797,665)

Net loss per share – basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.12)

Weighted average common shares – basic and diluted	44,180,316	26,437,692	43,510,094	14,812,564
See accompanying notes to these unaudited condensed consolidated financial statements.

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(1,516,770)	$(1,797,665)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of options	400,702	34,861
Stock based compensation	-	40,000
Amortization of debt discount	65,127	-
Expenses paid by the note holder	6,157	-
Amortization of prepaid expenses	15,358	20,000
Changes in operating assets and liabilities:
Prepaid expense	(25,025)	-
Accounts payable and accrued liabilities	311,267	709,032
Net cash used in operating activities	(743,184)	(993,772)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities
Proceeds from loans	477,000	896,791
Proceeds from issuance of common stock	975,000	100,005
Net cash provided by financing activities	1,452,000	996,796

Net Increase in cash	708,816	3,024

Cash, beginning of period	5,447	881

Cash, end of period	$714,263	$3,905

Supplemental disclosures:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Waiver of payable-related parties transferred to additional paid in capital	$274,247	$-
Debt discount due to beneficial conversion feature on note	$119,250	$-
Shares issued as part of stock to be issued	$45,000	$-
Accrual of finance fees	$-	$30,000
Common stock issued for reverse merger recapitalization	$-	$68,748
Common stock issued for conversion of convertible notes	$-	$1,000,000
Common stock to be issued to consultant due to recapitalization	$-	$97
See accompanying notes to these unaudited condensed consolidated financial statements.

Mount TAM Biotechnologies, Inc.
Unaudited Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2016

Note 1 – Nature of the Business

Mount Tam Biotechnologies, Inc. (the "Company") was incorporated in November, 2011. The terms "we," "us," "our," "registrant," and the "Company" refer to Mount Tam Biotechnologies, Inc., a Nevada corporation, and, where applicable, Mount Tam Biotechnologies, Inc., a Delaware corporation and our wholly-owned subsidiary ("Mount Tam"). The Company is an early-stage life sciences and technology company pursuing the development of bio-pharmaceuticals to treat serious diseases, including autoimmune diseases. The Company intends to optimize and bring to market a portfolio of products focused on improving the health and wellbeing of individuals afflicted with serious diseases, with a lead product targeting systemic lupus erythematosus (SLE) and a strategy to bring to market novel therapeutics across a range of serious disease areas. The Company is headquartered in the San Francisco Bay Area.

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

As a result of the Share Exchange, Mount Tam became a wholly-owned subsidiary of the Company. However, the former stockholders of Mount Tam acquired a majority of the outstanding shares of the Company's common stock.  In connection with the Share Exchange, a former shareholder of the Company agreed to surrender all of his shares of the Company's common stock in exchange for $30,000, and all of the issued and outstanding shares of Epicurean Cigars, Inc., which at the time was a wholly-owned subsidiary of the Company which had a nominal remaining net liability. The shares were returned to the Company, and the $30,000 due to the shareholder had been accrued as of March 31, 2016. As of September 30, 2016, the Company eliminated the $30,000 financial obligation pursuant to an executed Resignation, Release and Waiver agreement between the Company and the former shareholder.

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

To meet its business objectives, the Company formed a strategic partnership with the Buck Institute for Research on Aging ("Buck Institute"), an independent research facility focused on understanding the connection between aging and chronic disease. As part of the partnership, the Company signed an exclusive worldwide licensing and collaboration agreement with the Buck Institute that includes many of the Buck Institute's intangible research and development assets in the area of autoimmune disorders. This collaboration has since been expanded to include all therapeutic and diagnostic uses of certain compounds in the human or veterinary fields.  The Company's research and development efforts are currently focused on a pre-clinical stage compound for the treatment of SLE with potential to treat other serious diseases as well. The Company has not produced any revenues from the intangible research and development assets it acquired from Buck Institute and it has not commenced its planned principal operations.

The production and marketing of the Company's products and its ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo additional rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the Food and Drug Administration under the Food, Drug and Cosmetic Act. In addition, the Company's success will depend in part on its ability to obtain and maintain patents, exploit its product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries.

The following reflects the Company's current, post-merger corporate structure (State of Incorporation):

Mount Tam Biotechnologies, Inc., formerly TabacaleraYsidron, Inc. (Nevada)

Mount Tam Biotechnologies, Inc. (Delaware)

The Company is a publicly-traded biotechnology company dedicated to speeding the delivery of new treatment options to patients affected by serious diseases through the development and application of highly specialized drug discovery and development  platforms and formulation expertise. The Company focuses on areas of serious medical need where it can have the greatest potential impact.

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

On August 13, 2015, Mount Tam and the Company entered into the Exchange Agreement as described above.

The Share Exchange was treated as a reverse acquisition of the Company, a public shell company at the time, by Mount Tam for financial accounting and reporting purposes. As such, Mount Tam was treated as the acquirer for accounting and financial reporting purposes while the Company is treated as the acquired entity for accounting and financial reporting purposes. As a result of the Share Exchange, $50,048 of accounts payable and $17,500 of a note payable of the Company was brought forward at their book values and no goodwill has been recognized. Prior to the Share Exchange, the Company was a non-operating public shell company with nominal operations and nominal assets.

Note 2 – Summary of Significant Accounting Policies

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2015 are applied consistently in these interim condensed consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2016 have been prepared in accordance with the U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's financial position as of September 30, 2016 and the Company's results of operation for the three months ended September 30, 2016 and the nine months ended September 30, 2016, and the cash flows for the nine months ended September 30, 2016. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K filed on April 14, 2016. The December 31, 2015 condensed consolidated balance sheet data was derived from the audited financial statements included in the Form 10-K filed on April 14, 2016. The financial statements and notes are representations of the Company's management ("Management") and its board of directors (the "Board of Directors"), who are responsible for their integrity and objectivity.

Results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016 or any other future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and it does not believe it is exposed to any significant credit risk. As of September 30, 2016 and December 31, 2015 the Company had cash and cash equivalents of $714,263 and $5,447, respectively.

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

Research and Development costs

The Company follows Accounting Standards Codification Subtopic ("ASC") 730-10, "Research and Development," in which research and development costs are charged to the statement of operations as incurred. During the three months ended September 30, 2016 and 2015 the Company incurred $89,137 and $6,655, respectively of expenses related to research and development costs. During the nine months ended September 30, 2016 and 2015, the Company incurred $230,179 and $418,900, respectively, of expenses related to research and development costs.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, "Earnings Per Share." Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the "treasury stock" method), unless their effect on net loss per share is anti-dilutive. There were no potentially dilutive shares for the three and nine month periods ended September 30, 2016.

Accounts Payable

Accounts payable and accrued expenses include the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Accounts payable	$565,428	$277,719
Accounts payable to related parties	9,275	253,884
Accrued legal fees	-	65,383
Accrued salary	122,563	56,970
Other current liabilities	-	6,289
Total accounts payable and accrued expenses	$697,266	$660,245

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

For the nine months ended September 30, 2016, the Company has determined that there we no assets or liabilities measured at fair value on a recurring basis.

The Company believes the carrying amounts of cash and cash equivalents, other current assets, accounts payable, accrued expenses salaries, wages and payroll taxes, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Going Concern

The Company's financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no significant operating history and had a cumulative net loss from August 13, 2014 to September 30, 2016 of $3,869,904. The Company has a working capital of $3,008 as of September 30, 2016. Since inception, the Company has been funded through debt and equity financings. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended September 30, 2016 have been prepared assuming the Company will continue as a going concern. The Company believes its cash resources are insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization of its product candidates. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest – Imputation of Interest:  Simplifying the presentation of Debt Issuance Costs ("ASU 2015-03").  The standard requires entities to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset, and the amortization is reported as interest expense.  The result of application of this guidance would be to reduce the deferred financing costs balance, with a corresponding reduction to the long term liabilities to which the debt issuance costs relate in the balance sheets.  The standard does not affect recognition and measurement of debt issuance costs.  The Company adopted ASU 2015-03 and, as of September 30, 2016, there are no debt issuance cost.

Recent Accounting Pronouncements Issued But Not Adopted as of September 30, 2016

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

Note 3 – Loans

As a result of the Share Exchange, the Company assumed an obligation to a former note holder in the amount of $17,500. The unsecured promissory note in the amount of $15,000 is to an unrelated party. Pursuant to the terms of the note, the note is interest bearing at 3.5% and is due on demand. As of September 30, 2016, the Company has accrued interest of $0. Another unsecured promissory note is of $2,500 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. The Company is currently assessing how to revise the terms of this note.

Effective February 19, 2016, the Company borrowed $20,520 to finance its D&O insurance. The loan bears interest of 5.45% and is due on January 19, 2017. As of September 30, 2016, $6,156 is outstanding.

Note 4 – Convertible Notes

During the year ended December 31, 2015, the Company borrowed $141,004 from 0851229 BC Ltd. (the "Lender") through a convertible note bearing 3% interest with a maturity date of March 18, 2017. The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock.

During the nine months ended September 30, 2016, the Company borrowed $477,000 from 0851229 BC Ltd. (the "Lender") through a convertible note bearing 3% interest with a maturity date of March 18, 2017. The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock.

As of September 30, 2016, this note was consolidated into the Secured Note (as defined below) of up to $5,000,000, and a maturity date of March 18, 2018, and the Company had principal outstanding on this loan of $618,004  and accrued interest of $9,259. Terms of the Secured Note include the obligation to convert the loan at a financing with gross proceeds to the Company (if such financing is led by an institutional investor or contains commercially reasonable terms and conditions for an early stage biopharmaceutical company) of at least $2,000,000 at a conversion price equal to 80% of the price per share in the financing.

The initial fair value of the beneficial conversion feature of the note on the date of issuance was determined to be $154,501. Out of this $119,250 pertains to the notes issued during the nine months ended September 30, 2016. The value of beneficial conversion feature is being amortized over the life of the loan. For the three and nine months ended September 30, 2016, the Company amortized the debt discount of $19,728 and $65,127, respectively. The unamortized debt discount as of September 30, 2016 and December 31, 2015 is $86,716 and $32,593 respectively.

On March 23, 2016, all of the previous loans provided by the Lender were consolidated into the Secured Note which amends, restates and modifies the terms of the previous loans to the terms set forth in the Secured Note and contains other terms and conditions as described in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2016.

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

As of September 30, 2016, the Company had principal outstanding on this Secured Note of $618,004 and accrued interest of $9,259. Total interest expenses for the three and nine months ended September 30, 2016 is $4,601 and $8,833 respectively. Total interest expenses for the three and nine months ended September 30, 2015 is $0 and $0 respectively.

Note 5 – Capital Stock

Common stock

The Company has authority to issue up to 100,000,000 shares of common stock, par value $0.0001 per share.

During the nine months ended September 30, 2016, the Company issued 1,009,016 shares of common stock to The Buck Institute for stock to be issued which were accounted in prior period.

During the nine months ended September 30, 2016, the Company reached a settlement agreement with The Buck Institute to waive of $274,247 of balance payable by the Company, which was credited to additional paid in capital (Note 6).
On August 5, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 2,000,000 shares of the Company's common stock for an aggregate purchase price of $1,000,000.  The Company incurred $25,000 as cash fee expenses towards the placement agent. The Company intends to use the proceeds from this investment for general corporate and working capital purposes. As of September 30, 2016, these shares have not been issued, and are reflected in the financials as stock to be issued. In November 2016 the Company lowered the offering price of the common shares being offered in a private placement to $0.30 per share to attract additional investors.  The Company has agreed to issue 1,333,333 additional shares to the investor who invested $1,000,000 on August 5, 2016, which adjust their purchase price to $0.30 per share.

On August 3, 2016 the Company entered into a Placement Agent Agreement with Colorado Financial Services Corporation ("CFSC") for a best efforts private placement of it's common stock to investors. The term of the engagement is 12 months.  Either party may terminate the engagement earlier upon 10 days prior written notice. In connection with this engagement, the Company shall pay CFSC a cash fee of ten percent (7.5%) of gross proceeds from sales of Securities placed by CFSC in the Offering and two and half percent (2.5%) of gross proceeds of investors introduced by Company.  As additional compensation for services, the Company will, upon consummation of the Offering (ie $5,000,000), issue to CFSC warrants to purchase a number of shares of common stock of the Company equal to 500,000 shares at an exercise price of $0.50 per share. The warrants will have a term of 3 years from the date of issuance and have such other terms and conditions as shall be mutually agreed upon, including a cashless exercise feature.

In connection with the above sales of shares the Company paid a cash fees of 2.5% ie $25,000 since it was not directly introduced by the placement agent. Also the offering of $5,000,000 was not completed hence the Company is not liable to issue any warrants.

As of September 30, 2016, there were 44,180,316 shares of the Company's common stock issued and outstanding.

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

Stock-based compensation expense related to vested options was $241,644 and $400,702 during the three and nine months ended September 30, 2016, respectively. The Company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted during the nine months ended September 30, 2016.
Date of Grant
Expected term (years)	10
Expected volatility	131%
Risk-free interest rate	1.32%
Dividend yield	0%
As summary of option activity under the 2016 Plan as of September30, 2016, and changes during the period then ended is presented below:
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	-	$-	-	$-
Granted	6,330,000	0.59	10.00	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2016	6,330,000	$0.59	9.59	$-
Exercisable at September 30, 2016	-	$-	-	$-
As of September 30, 2016, there was $3,259,803 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.9 years.
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

In addition, the Company issued to Buck Institute that number of shares equal to 5% of the Company's total outstanding shares. Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of Common Stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of September 30, 2016, the Company has issued 2,209,016 shares of the Company's Common Stock to Buck Institute. Additionally, the Company agreed to pay one-time milestone payments upon the first occurrence of the corresponding milestone events as set forth in the table below.

Milestone Event	Milestone Payment
Filing of an IND	$50,000
Completion of the first Phase I Clinical Trial of a Licensed Product	$250,000
Completion of the first Phase II Clinical Trial of a Licensed Product	$500,000
Completion of the first Phase III Clinical Trial of a Licensed Product	$1,000,000

As of September 30, 2016 none of the milestone events had yet been achieved.

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

Within 30 days after the date on which the Company shall raise and receive a total of $1,000,000 of investment in equity, debt, grants, contributions, or donations, the Company agreed to reimburse Buck Institute for 100% of the patent expenses for the Product Patents and 50% of the patent expenses for the Program Patents, incurred by Buck Institute as defined in the Licensing Agreement. Per amended agreement dated March 2015, the Company agreed to reimburse Buck Institute for 100% of the patent expenses for the Product Patents and 50% of the Patent Expenses for the Program Patents, incurred by Buck Institute on or before April 1, 2015.

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

On December 1, 2014, the Company entered into a three-year consulting agreement with an individual for the purpose of providing financial and investor relations services. In connection with the agreement, the Company agreed to pay the consultant a monthly fee of $10,000. As of September 30, 2016, the agreement was terminated.

On December 11, 2014, the Company entered into an agreement with a firm that provides legal services to assist with a potential future financing transaction and a reverse merger transaction. In connection with this agreement for legal services, the Company agreed to pay flat fee of $115,000. The payment of the flat fee was as follows: (i) $75,000 cash; $25,000 payable upon closing of the future financing transaction and $50,000 payable upon closing of a future reverse merger transaction; and (ii) $40,000 in the common stock of the Company (using the same per share price as used in the financing transaction) to be acquired upon closing of the reverse merger transaction. As of September 30, 2016 the Company had issued 80,000 shares of its common stock valued at $40,000, which was expensed during the year ended December 31, 2015.

On January 2, 2015, the Company entered into an employment agreement with its former Vice President, Research and Development. The employment agreement requires annual base salary payments of $150,000 per year. In addition, the Company has agreed to grant this executive stock options to purchase up to 360,000 shares of Common Stock. On August 10, 2015, his employment agreement was amended as a result of his appointment to become the Company's Chief Executive Officer, and to change the number of options granted to 1,120,000 shares of the Company's Common Stock. As of September 30, 2016 these options have been issued.

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

On March 29, 2016, the Company entered into an employment agreement with its current Chief Executive Officer. The employment agreement requires annual base salary payments of $300,000 per year. In addition, the Company has agreed to grant this executive stock options to purchase up to 4,200,000 shares of Common Stock.  As of September 30, 2016 these options have been issued.

On May 2, 2016, the Company entered into an employment agreement with its current Chief Financial Officer. The employment agreement requires annual base salary payments of $175,000 per year. Further, Mr. Stapleton shall be entitled to a one-time bonus of $40,000 payable upon the Company's achievement of certain financial targets.  In addition, the Company has agreed to grant this executive stock options to purchase up to 750,000 shares of Common Stock. As of September 30, 2016 these options have been issued.

On August 3, 2016 the Company entered into a Placement Agent Agreement with Colorado Financial Services Corporation ("CFSC") for a best efforts private placement of it's common stock to investors. The term of the engagement is 12 months.  Either party may terminate the engagement earlier upon 10 days prior written notice. In connection with this engagement, the Company shall pay CFSC a cash fee of ten percent (7.5%) of gross proceeds from sales of Securities placed by CFSC in the Offering and 2.5% of gross proceeds of investors introduced by Company.  As additional compensation for services, the Company will, upon consummation of the Offering, issue to CFSC warrants to purchase a number of shares of common stock of the Company equal to 500,000 shares at an exercise price of $0.50 per share. The warrants will have a term of 3 years from the date of issuance and have such other terms and conditions as shall be mutually agreed upon, including a cashless exercise feature.

Note 7 – Related Party Transactions

In November 2014, we entered into a consulting agreement with a services firm, Wells Compliance Group, that is owned by our former interim Chief Financial Officer. As compensation for its services, Wells Compliance Group is to be paid $3,500 per month. As of September 30, 2016 and December 31, 2015 our accounts payable to the Wells Compliance Group was $0 and $15,110, respectively. During the three months ended September 30, 2016 and 2015, the Company expensed $2,000 and $10,500, respectively, for the services provided by Wells Compliance Group. During the nine months ended September 30, 2016 and 2015, the Company expensed $21,500 and $31,500, respectively, for the services provided by Wells Compliance Group.  As of May, 2, 2016, Wells Compliance and the Company terminated the consulting agreement.

Pursuant to our agreement with the Buck Institute and their CEO Brian Kennedy who is the Chairman of our Board of Directors, the Buck Institute is deemed a related party. Please see Note 6, Commitments and Contingencies, for discussion of our liabilities and obligations with the Buck Institute. During the three months ended September 30, 2016 and 2015, the Company expensed $8,142 and $223,768, respectively, for the services provided by Buck Institute.

In December 2015, we entered into an agreement with Lemon Fair Consulting, which is owned by our current Chief Executive Officer. During the three and nine months ended September 30, 2016, the Company expensed $0 and $34,390, respectively, for the services provided by Lemon Fair Consulting. As of September 30, 2016 our accounts payable to Lemon Fair Consulting was $0. This consulting agreement was terminated on March 29, 2016 when Mr. Marshak became our CEO.

See Notes 4 for a description of the loans the Company received from 0851229 BC Ltd deemed a related party as a result of owning more than 10% of the Company's common stock.

Note 8 – Subsequent Events

Private Placement

On November 8, 2016, the Company lowered the purchase price of it's Private Placement from $0.50 per common share to $0.30 per common share.

On November 10, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 166,666 shares of the Company's common stock for an aggregate purchase price of $50,000.  The Company intends to use the proceeds from this investment for general corporate and working capital purposes.

The Company has agreed to issue 1,333,333 additional shares to the investor who invested $1,000,000 on August 5, 2016, which adjust their purchase price to $0.30 per share

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the results of operations and financial condition of the Company for the three and nine months ended September 30, 2016, should be read in conjunction with the financial statements of the Company, and the notes to those financial statements that are included elsewhere in this Form 10-Q and the consolidated financial statements and related notes included in our 2015 Annual Report on Form 10-K. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the form 10-K filed on April 14, 2016. Words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions are used to identify forward-looking statements.

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

Plan of Operations

As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of $552,460 and $1,516,770 for the three and nine months ended September 30, 2016, respectively and has an accumulated deficit of $3,869,904 as of September 30, 2016.

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of September 30, 2016, the Company had working capital of $3,008 with cash balance of $714,263. Our cash increased by approximately $708,816 during the nine months ended September 30, 2016.

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

Moreover, the parties agreed that the field of use covered by the License Agreement would be expanded, with the new definition being "the treatment, diagnosis or prevention of any and all conditions or diseases including, without limitation, systemic lupus erythematous and multiple sclerosis for human and/or veterinary use." (Under the original License Agreement, the Company's field of use had been restricted to autoimmune disorders.) The foregoing is qualified in its entirety to the terms of the License Agreement, a copy of which was filed as Exhibit 99.1 to our Form 8-K filed on July 21, 2016.

Negative Operating Cash Flow

We reported negative cash flow from operations for the nine month ended September 30, 2016 and 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $714,263 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with high volatility in prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

For the three months ended September 30, 2016 compared with the three months ended September 30, 2015

Revenue

We had no revenues for the three months ended September 30, 2016 and 2015. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $527,976 and $848,127 during the three months ended September 30, 2016 and 2015, respectively. Our operating expenses included research and development expenses in the amount of $89,137 and $6,655, and general and administrative expenses in the amount of $438,839 and $841,472 for three months ended September 30, 2016 and 2015, respectively.  The decrease in general and administrative expenses was primarily a result of an decrease in salaries and legal fees.

Other Expense

Other expense totaled $24,484 and $1,205 during the three months ended September 30, 2016, and 2015, respectively. The increase is due to interest owed on loans issued under the Secured Note used to finance our operations. Other expenses included interest expense in the amount of $4,756 and $1,205 and amortization of debt discount in the amount of $19,728 and $0 for three months ended September 30, 2016 and 2015, respectively.

Net Loss

As a result of the foregoing, during the three months ended September 30, 2016 and 2015, we recorded a net loss of $552,460 and $849,332, respectively.

For the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015

Revenue

We had no revenues for the nine months ended September 30, 2016 and 2015. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $1,442,343 and $1,792,805 during the nine months ended September 30, 2016 and 2015, respectively. Our operating expenses included research and development expenses in the amount of $230,179 and $418,900, and general and administrative expenses in the amount of $1,212,164 and $1,373,905 for nine months ended September 30, 2016 and 2015, respectively.  The decrease in general and administrative expenses was primarily a result of an increase in salaries and legal fees.

Other Expense

Other expense totaled $74,427 and $4,860 during the nine months ended September 30, 2016, and 2015, respectively. The increase is due to interest owed on loans issued under the Secured Note used to finance our operations. Other expenses included interest expense in the amount of $9,300 and $4,860, and amortization of debt discount in the amount of $65,127 and $0 for nine months ended September 30, 2016 and 2015, respectively.

Net Loss

As a result of the foregoing, during the nine months ended September 30, 2016 and 2015, we recorded a net loss of $1,516,770 and $1,797,665, respectively.

Liquidity and Capital Resources

We had cash and equivalents of $714,263 at September 30, 2016.

Operating Activities

During the nine months ended September 30, 2016, we used $743,184 of cash in operating activities, compared to $993,772 for the nine months ended September 30, 2015. Non-cash adjustments included $15,358 and $20,000 in amortization of prepaid expenses, fair value of options of $400,702 and $34,861, amortization of debt discount of $65,127 and $0 and net change in accounts payable and accrued liabilities of $311,267 and $709,032 during the nine months ended September 30, 2016 and 2015, respectively.

Financing Activities

Financing activities provided $1,452,000 to us during the nine months ended September 30, 2016 compared to $996,796 for the nine months ended September 30, 2015. We received $477,000 in net proceeds from loans under the Secured Note for the nine months ended September 30, 2016, compared to $896,791 during the nine months ended September 30, 2015. In addition, we received $975,000 in proceeds from issuance of common stock during the nine months ended September 30, 2016, compared to $100,005 during the nine months ended September 30, 2015.

Sources of Liquidity and Capital

During the nine months ended September 30, 2016, we received net proceeds from issuance of loans under the Secured Note in the amount of $477,000. During the nine months ended September 30, 2016, we received $975,000 proceeds from issuance of common stock in a private placement. The capital raised has been used primarily to support our operations. As of September 30, 2016, the Company had remaining cash of $714,263 with net working capital of $3,008. As a result of the Company's significant operating expenditures and the lack of any significant product sales revenue, we expect to incur losses from operations for the near future.

We reported negative cash flow from operations for the period ended September 30, 2016 and 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $714,263 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with volatility in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of September 30, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of September 30, 2016:

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

PART II: OTHER INFORMATION

ITEM 1A - RISK FACTORS
As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on April 14, 2016. (the "2015 Form 10-K").  The Risk Factors set forth in the 2015 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2015 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

On November 2, 2016, the Company entered into a Subscription Agreement with an investor for such investor to purchase from the Company 166,666 shares on the Company's common stock at a price of $0.30 per share for an aggregate purchase price of $50,000.  The Company intends to use the proceeds from this investment for general corporate and working capital purposes.

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

 ITEM 5 - OTHER INFORMATION

None.

 ITEM 6 - EXHIBITS

No.	Item
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
32.1	Certification of the CEO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. +
32.2	Certification of the CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. +
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Filed herewith.
+	Furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed "filed" for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934
* Pursuant to Rule 406T of Regulation S-T, this XBRL information will not be deemed "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor will it be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNT TAM BIOTECHNOLOGIES, INC.

Dated: November 21, 2016	By:	/s/ Richard Marshak
	Name:	Richard Marshak
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 21, 2016	By:	/s/ James P. Stapleton
	Name:	James P. Stapleton
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)