Form 10-K
period 2016-12-31
Mount TAM Biotechnologies, Inc.
filed 2017-03-31
CIK 1589361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-192060

MOUNT TAM BIOTECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3797537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7250 Redwood Boulevard, Suite 300 Novato, California	94945
(Address of principal executive offices)	(Zip Code)

(425) 214-4079
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2016, the last business day of the registrant's most recently completed fiscal year, was approximately $0.7 million based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 24, 2017, there are 48,846,985 shares of common stock outstanding.

Documents incorporated by reference: None

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve assumptions, and describe our future plans, strategies, and expectations. Such statements are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words of other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our products, our potential profitability, and cash flows (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in this Annual Report on Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors as described in this Annual Report on Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur.

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

PART I

ITEM 1. Business.

Throughout this Annual Report on Form 10-K, the terms "we," "us," "our," "registrant," and "Company" refer to Mount Tam Biotechnologies, Inc., a Nevada corporation and, where applicable, its wholly-owned subsidiary Mount Tam Biotechnologies, Inc., a Delaware corporation ("Mount Tam").

Overview

The Company was established in November 2011 under the name TabacaleraYsidron. On August 13, 2015, the registrant entered into a Share Exchange and Conversion Agreement (the "Exchange Agreement") by and among the registrant and a holder of a majority of the issued and outstanding capital stock of the registrant (the "Majority Shareholder"), on the one hand, and Mount Tam, the stockholders of Mount Tam ("Mount Tam Stockholders"), and the holders of certain convertible promissory notes of Mount Tam ("Mount Tam Noteholders"). Pursuant to the Exchange Agreement, the Company acquired all of the issued and outstanding equity securities of Mount Tam and the Mount Tam Stockholders and the Mount Tam Noteholders become the controlling stockholders of the registrant. The transactions contemplated by the Exchange Agreement are hereinafter referred to as the "Share Exchange." Prior to the Share Exchange, the registrant was a "shell company" (as such term is defined in Rule 12b-2 under the Exchange Act), however, after the Share Exchange the registrant is no longer a shell company.

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

We are an emerging biopharmaceutical company established to optimize, develop and bring to market a portfolio of products focused on improving the health and wellbeing of individuals afflicted with serious diseases, with a lead product targeting systemic lupus erythematosus ("SLE") and a strategy to bring to market novel therapeutics across a range of serious disease areas.

On August 17, 2014, Mount Tam entered into a Research Collaboration and License Agreement (the "Buck Institute License Agreement") with the Buck Institute for Research on Aging, an independent non-profit research organization devoted to aging and the diseases of aging  based in Northern California ("Buck Institute") pursuant to which Mount Tam secured a worldwide exclusive license to certain compounds and technology to develop, manufacture and commercialize these compounds in the field of autoimmune disease.  Our most advanced product candidate is TAM-01, a preclinical stage compound which represents what we believe to be a promising therapeutic candidate for the treatment of SLE.  In July 2016 an amendment was signed which broadened the license to include any and all conditions, human and veterinary.  In February 2017 we announced that we were advancing into Discovery TAM-03, a novel rapamycin analog ("rapalog") which we consider to be a potential candidate for addressing unmet need in several important cancer types.

All company operations are based in the United States. We currently have no products that have obtained marketing approval in any jurisdiction, we have not generated revenues since inception and do not expect to do so in the foreseeable future due to the early stage nature of our current product candidate.

Background on the Potential  SLE Market

We are currently focusing the development of a product candidate in the field of SLE, an autoimmune disorder where current treatments are often not adequate to fully control disease and a condition where serious unmet need remains.

According to the Lupus Foundation of America, 1.5 million Americans have some form of lupus and more than 16,000 new cases are reported annually in the United States alone, although some other estimates are more conservative. The exact etiology of lupus is unknown. As an autoimmune disease, the immune system is unable to properly differentiate between healthy tissues and foreign invaders leading the immune system to attack healthy tissues. This may cause inflammation of the joints, heart, lungs, kidneys, brain and blood vessels. Lupus is a disease that goes through stages of remission and flares.

SLE is the most serious form of lupus. It is a chronic, inflammatory disorder that can damage many parts of the body, including the skin, joints and internal organs. Lupus nephritis ("LN") is a common and very serious complication for people with SLE, causing inflammation of the kidneys that may lead to significant illness and even death.

There is currently no known cure for SLE and no treatment that fully stabilizes the disease. Patients diagnosed with lupus are treated with a range of therapies including anti-malarials, corticosteroids, immunosuppressants, and newer biologic agents that primarily address the symptoms of the disease.  Despite the range of available therapies, the burden of disease for SLE patients remains high, with significant morbidity and mortality seen in this population.  SLE also brings a strong economic impact to patients and to society at large through both direct and indirect economic impacts resulting from increased medical costs and lost wages for patients and for caregivers.

Our Product Candidates

TAM-01

Our lead product candidate, TAM-01, is a novel rapalog which exerts its action through direct binding and inhibition of the mammalian Target of Rapamycin ("mTOR"). mTOR is a key regulatory pathway which is altered in individuals suffering from a range of disorders, including autoimmune diseases such as lupus. Based on extensive research conducted by various institutes we now understand that mTOR inhibitors, particularly rapamycin, may reduce disease activity and normalize T cell activation-induced calcium fluxing in SLE patients, and may also normalize immune function through suppression of autoreactive B cells.

The only rapalogs currently approved by FDA are rapamycin (sirolimus) and its first generation analogs (temsirolimus, everolimus), but none of these are approved for use in SLE patients. Unfortunately their potential utility as therapeutic agents for the treatment of chronic diseases such as SLE is limited due to their significant side effects, including impaired glucose tolerance, insulin resistance, and lipid dysregulation. Our lead product candidate, TAM-01, is a novel and proprietary rapalog, which has been shown in extensive preclinical pharmacology studies to deliver the therapeutic efficacy of rapamycin while significantly reducing or abolishing some of its side effects.

Discovery, lead optimization and pre-development activities (including preliminary scale up) have been largely completed for TAM-01 and it is ready for initiation of cGMP manufacturing to be followed by Investigational New Drug Application (IND) enabling safety studies (GLP Tox studies). A number of pharmacological studies in validated disease models (such as the NZBW/F1J SLE mouse model) have demonstrated that TAM-01 exhibits dose-dependent efficacy similar to rapamycin or temsirolimus. At 14-week dosage, TAM-01 is shown to reduce disease progression as measured by proteinuria, renal IgG and IgM deposition, anti-dsDNA antibody titers and ANA antibody titers. Examination of the kidney pathology of the NZBW/F1J mice showed that TAM-01 ameliorated kidney disease and reduced renal IgG and IgM deposits similarly to temsirolimus. Additionally, other studies have shown that, in contrast to both rapamycin and temsirolimus, TAM-01 has minimal impact on glucose levels, glucose tolerance, did not induce hyperlipidemia (cholesterol and triglyceride elevations), and had minimal impact on reticulocyte counts.

Although rapamycin and other rapalogs are thought to act primarily through the inhibition of the protein complex mTOR Complex 1 ("TORC1"), it is now well established that these drugs also have inhibitory effects on mTOR Complex 2 ("TORC2").   Our studies have shown TAM-01 to be a more selective TORC1 inhibitor vs. rapamycin and its analogs (having greater TORC1 inhibitory activity relative to TORC2 inhibitory activity) and we believe that this greater selectivity is the reason TAM-01 has shown a superior adverse event profile in mice vs. other rapalogs while still maintaining a strong efficacy profile.  This theory, however, has not been proven in clinical trials and the superior adverse event profile seen in mice may not be demonstrated in clinical trials in humans.

TAM-01 exhibits superior oral bioavailability vs. rapamycin, which is expected to result in reduced variability of absorption and superior pharmacokinetics, making it suitable for administration via a flexible dosing regimen.

TAM-01 has completed preliminary non-GLP 14-day toxicology, safety, PK, ADME, preliminary scale up manufacturing studies, and analytic and purification methods have been established.  We are ready to initiate cGMP manufacturing and GLP studies in order to prepare and submit an IND to FDA. We intend to advance TAM-01 to phase 1 clinical development in the United States within 18-24 months from the time we have completed our fundraising targets and recruitment of all required personnel. There can be no assurance, however, that the Company will be able to begin phase 1 clinical development in this time frame, if at all.

TAM-03

TAM-03 is a novel rapalog with a differentiated selectivity profile of TORC1 vs. TORC2 inhibition (as compared to rapamycin, to on-market rapalogs temsirolimus and everolimus, and to TAM-01), and also, favorable potency and bioavailability profiles. We believe that this overall profile makes it an appropriate candidate for further discovery work as a cancer therapy target.   We are in the process of undertaking the first steps to characterize the cancer killing potential of TAM-03 through in vitro experimentation, and if positive, to move to early in vivo characterization in standard mouse models.

Rapalogs have been used in cancer therapy for some time to treat a range of cancers.  Novartis' Affinitor/Votubia (everolimus), the leading rapalog for treating cancer, was first approved in 2009 to treat advanced kidney cancer and is now approved to treat a range of other cancers including certain breast and pancreatic cancers as well as tuberous sclerosis complex.  Company reported sales of Affinitor/Votubia in 2016 were approx. $1.5 billion.

Real unmet need remains in these cancers however, with median progression free survival (PFS) in clinical trials of Affinitor reported to be less than 1 year in several important cancer types.  An improved therapy that could meaningfully increase PFS, or as/more importantly, overall survival (OS), while delivering acceptable tolerability would likely be welcome by both healthcare providers and patients and we believe that by altering the mTORC1:2 inhibitory profile we have the potential to accomplish this.  However, preclinical and clinical development of cancer therapeutics is particularly challenging and we are at the very early stages with TAM-03.  Many challenges, both known and unknown, lie ahead for TAM-03 and so probability of product approval and commercialization must be considered low until more data are generated to support TAM-03 as a development candidate.

Our Suppliers and Manufacturers

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We will rely on third-party contract manufacturers ("CMOs") for the manufacture of our product candidate for larger scale preclinical and clinical testing, as well as for commercial quantities of any product candidates that are approved.

We do not have any current contractual relationships for the manufacture of commercial supplies of our product candidate if it is approved, and we intend to enter into agreements with a third-party contract manufacturer and one or more back-up manufacturers for the commercial production of our product candidates as they near potential approval.

Any drug products to be used in clinical trials and any approved product that we may commercialize will need to be manufactured in facilities, and by processes, that comply with FDA's current good manufacturing practice ("cGMP") requirements and comparable requirements of the regulatory agencies of other jurisdictions in which we are seeking approval.

Competition

We are a development company with no products currently on the market. We face competition from other companies, academic institutions, governmental agencies and other public and private research organizations for collaborative arrangements with pharmaceutical and biotechnology companies, in recruiting and retaining highly qualified scientific and management personnel and for licenses to additional technologies. Many of our competitors will have substantially greater financial, technical and human resources than we have. Our success depends in part on our ability to build, obtain regulatory approval for and market acceptance of, and actively manage a portfolio of drugs that addresses serious unmet medical needs.

If approved, our lead compound TAM-01 would compete with currently marketed drugs and therapies used for treatment of SLE and potentially with drug candidates currently in preclinical or clinical development. Patients diagnosed with SLE are currently treated with a range of therapies with varied success. Our main competitor is a biologic product, Benlysta®, the only FDA approved drug specifically for SLE patients. Benlysta targets and blocks B Lymphocyte Stimulator which promotes autoimmunity by permitting autoimmune B cells to live longer. However, Benlysta has not been evaluated in patients with severe active lupus nephritis or severe active central nervous system lupus and is not recommended for these patients.  TAM-01 intends to take advantage of these limitations and to provide an effective therapy for these patients.  Clinical success, however, is uncertain and our failure to compete effectively could have a material adverse effect on our business.

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

On August 17, 2014, Mount Tam entered into the Buck Institute License Agreement. This agreement establishes a joint research effort with the Buck Institute to identify and develop compounds from two specific chemical chemotypes identified therein. We provide certain funding for Buck Institute's research efforts performed under the Buck Institute License Agreement. Under the terms of the Buck Institute License Agreement, Buck Institute assigned exclusive, worldwide rights to develop, manufacture and commercialize pharmaceutical products that incorporate a compound from one of two chemical compounds, identified therein, and exclusive rights to practice the drug discovery platform technology as necessary to research, develop and commercialize such pharmaceutical products. Mount Tam retains rights to inventions made by its employees, and Buck Institute will assign to Mount Tam all inventions made under the Buck Institute License Agreement jointly by its employees and Buck Institute personnel, provided that Mount Tam has complied with its funding obligations set forth in the Buck Institute License Agreement. On March 19, 2015 Mount Tam entered into an amendment to the Buck Institute License Agreement to extend the deadline of funding milestones and its reimbursement obligations for expenses that Buck Institute accrued relating to the patents under the Buck Institute License Agreement. On April 1, 2015, Mount Tam satisfied this revised funding milestone deadline with Buck Institute.

During the second quarter of 2016 the Company entered into negotiations with the Buck Institute to resolve certain outstanding financial concerns, and to broaden the Research Collaboration and License Agreement beyond the area of autoimmune disease. On July 18, 2016, the Company entered into an amendment (the "Amendment") to the Research Collaboration and License Agreement (the "License Agreement") between the Company and The Buck Institute.

By way of background, and as previously disclosed in the Company's public filings, the Company previously entered into a Research Collaboration and License Agreement (the "Buck Institute License Agreement") with the Buck Institute, which establishes a joint research effort led by the Buck Institute to identify and develop compounds from two specific chemical chemotypes identified therein. The Company agreed to provide certain funding for Buck Institute's research efforts performed under the Buck Institute License Agreement. Under the terms of the Buck Institute License Agreement, Buck Institute assigned exclusive, worldwide rights to develop, manufacture and commercialize pharmaceutical products that incorporate a compound from one of two chemical compounds, identified therein, and exclusive rights to practice the drug discovery platform technology as necessary to research, develop and commercialize such pharmaceutical products. (Additional information about the Buck Institute License Agreement, together with prior amendments thereto, may be found in the Company's public filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 2015.)

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

Additionally, pursuant to the Amendment, the parties agreed to settle past research funding amounts owed by the Company to The Buck Institute. The Company agreed to pay $40,000 within ten days of the execution of the Amendment, and The Buck Institute agreed that once this amount is paid, the Company will be deemed to be in full compliance with the terms of the License Agreement, including its payment obligations. On July 19, 2016, the Company made the $40,000 payment to The Buck Institute.  In addition to the $40,000 payment, on June 13, 2016, the Company paid to The Buck Institute $11,706 in connection with costs incurred to further the Company's intellectual property position under the License Agreement. Pursuant to the above Amendment The Buck Institute waived $274,247 of payables by the Company.

Moreover, in the Amendment the parties agreed that the field of use covered by the License Agreement would be expanded, with the new definition being "the treatment, diagnosis or prevention of any and all conditions or diseases including, without limitation, systemic lupus erythematous and multiple sclerosis for human and/or veterinary use." (Under the original License Agreement, the Company's field of use had been restricted to autoimmune disorders.)

Within the licensed library is TAM-01. TAM-01's composition of matter is patented in the US, having an expiration date of December 2032. TAM-01's composition of matter patent has been recently allowed in Japan, expected to provide coverage for approx. 20 years.  Our TAM-01 composition of matter patent application in the EU is pending.   We will continue, as part of our ongoing research and development efforts, to strive to defend and to strengthen the intellectual property position of our key assets.

As consideration for the assignments and licenses, we issued Buck Institute 1,200,000 (post-merger) (450,000 pre-merger) shares of our common stock and Mount Tam is obligated to pay to Buck Institute milestone payments on development of its proprietary products claimed by patents assigned or licensed to it by Buck Institute. Mount Tam also is obligated to pay low single digit royalties, including annual minimum royalties, on sales of such products. Should Mount Tam grant licenses or sublicenses to those patents to third parties, Mount Tam is obligated to share a percentage or resulting revenue with Buck Institute. Mount Tam's royalty payment obligations are reduced if currently pending patent applications become invalid or if Mount Tam has to pay third parties to obtain certain licenses for the company to manufacture, use, sell or import its products produced pursuant to the Buck Institute License Agreement. Payment obligations terminate on expiration or annulment of the last patent covered by the Buck Institute License Agreement.

The Buck Institute License Agreement will terminate upon the expiration of our payment obligations thereunder. Mount Tam can terminate the licenses to any or all licensed patents upon specified advance notice to Buck Institute. Buck Institute may terminate the license provisions of the agreement only for cause. Termination of the Buck Institute License Agreement does not terminate Mount Tam's rights in patents assigned to it.

Governmental Regulations

To date, we have conducted and will continue to conduct our preclinical research through contract research organizations ("CROs") and through our partnership with the Buck Institute. We do not have the ability to independently conduct clinical trials for our product candidates, and we expect to continue to rely on CROs, medical institutions and academic clinical investigators to perform this function for both preclinical and clinical activities. Our reliance on these third parties for pre-clinic and clinical development activities reduces our control over these activities. Although we have, in the ordinary course of business, entered into agreements with these third parties, we continue to be responsible for confirming that all of our preclinical and clinical trials are conducted in accordance with approved investigational plans and protocols. Moreover, FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices or cGCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. To date, we believe that our CROs and the Buck Institute have performed well.

The process of complying with FDA guidelines and obtaining approvals from FDA of applications to market drugs and products is costly, time consuming and subject to unanticipated delays. There is no assurance that we will be able to obtain FDA approval for any of our products.

Discovery and Development Activities

To gain regulatory approval of our products, we must demonstrate, through experiments, preclinical studies and clinical trials that our drug product candidate meets the safety and efficacy standards established by FDA and other international regulatory authorities. In addition, we must demonstrate that all development-related laboratory, clinical and manufacturing practices comply with regulations of FDA, other international regulators and where applicable, local regulators.

Regulations establish standards for various actions and products including: drug substances and materials, drug manufacturing operations and facilities and analytical laboratories and medical development laboratory processes and environments. These standards apply to research, development, testing, manufacture, quality control, labeling, storage, record keeping, approval, advertising and promotion, and distribution of product candidates, on a product-by-product basis.

Preclinical Studies and Clinical Trials

Development testing generally begins with laboratory testing and experiments, as well as research studies using animal models to obtain preliminary information on a product's efficacy and to identify potential safety issues. The results of these studies are compiled along with other information in an IND application, which is filed with FDA. After resolving any questions raised by FDA, which may involve additional testing and animal studies, clinical trials may begin. Regulatory agencies in other countries generally require a Clinical Trial Application to be submitted and approved before each trial can commence in each country.

Clinical trials normally are conducted in three sequential phases and may take many years to complete. Phase 1 consists of testing the drug product in a small number of humans, often healthy volunteers, to determine preliminary safety and a tolerable dose range. Phase 2 usually involves studies in a limited patient population to evaluate the effectiveness of the drug product in humans having the disease or medical condition for which the product is indicated, determine dosage tolerance and optimal dosage and identify possible common adverse effects and safety risks. Phase 3 consists of additional controlled testing at multiple clinical sites to establish clinical safety and effectiveness in an expanded patient population of geographically dispersed test sites to evaluate the overall benefit-risk relationship for administering the product and to provide an adequate basis for product labeling. Phase 4 clinical trials may be conducted after approval to gain additional experience from the treatment of patients in the intended therapeutic indication.

The conduct of clinical trials is subject to stringent medical and regulatory requirements. The time and expense required to establish clinical sites, provide training and materials, establish communications channels and monitor a trial over a long period of time is substantial. The conduct of clinical trials at institutions located around the world is subject to foreign regulatory requirements governing human clinical trials, which vary widely from country to country. Delays or terminations of clinical trials could result from a number of factors, including stringent enrollment criteria, slow rate of enrollment, size of patient population, having to compete with other clinical trials for eligible patients, geographical considerations and others. Clinical trials are monitored by the regulatory agencies as well as medical advisory and standards boards, which could determine at any time to reevaluate, alter, suspend, or terminate a trial based upon accumulated data, including data concerning the occurrence of adverse health events during or related to the treatment of patients enrolled in the trial, and the regulator's or monitor's risk/benefit assessment with respect to patients enrolled in the trial. If they occur, such delays or suspensions could have a material impact on our development programs.

Regulatory Review

The results of preclinical and clinical trials are submitted to FDA in a New Drug Application ("NDA"), with comparable filings submitted to other international regulators. After the initial submission FDA has a period of time in which it must determine if the NDA is complete. After an NDA is submitted, although the statutory period provided for FDA's review is less than one year, dealing with questions or concerns of the agency while taking into account the statutory timelines governing such communications, review periods can actually ttake several years. If an NDA is accepted for filing, following FDA's review, FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not provide an adequate basis for approval. If FDA grants approval, the approval may be conditioned upon the conduct of post-marketing clinical trials or other studies to confirm the product's safety and efficacy for its intended use. Until FDA has issued its approval, no marketing activities can be conducted in the United States. Similar regulations apply in other countries. There can be no assurance that any of the Company's drug candidates will receive FDA approval or the approval of regulators in other countries.

Fast Track and Breakthrough Designations

FDA has various programs, including fast track and breakthrough therapy designations, which are intended to expedite the process for reviewing drugs. Even if a drug qualifies for one or more of these programs, FDA may later decide that the drug no longer meets the conditions for qualification. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments.

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

When appropriate, the Company intends to seek fast track designation for our TAM-01 to treat SLE. There can be no assurance that FDA will grant fast track designation. Even if such designation is provided, it may not result in a faster development or review time. Moreover, fast track designations do not increase the odds of approval. A fast track designation may be rescinded at any time if the drug candidate does not continue to meet the qualifications for these programs.

Manufacturing Standards

FDA and other international regulators establish standards and routinely inspect facilities and equipment, analytical and quality laboratories and processes used in the manufacturing and monitoring of products. Prior to granting approval of a drug product, FDA will conduct a pre-approval inspection of the manufacturing facilities, and the facilities of suppliers, to determine that the drug product is manufactured in accordance with cGMP and product specifications. Following approval, FDA will conduct periodic inspections. If, in connection with a facility inspection, FDA determines that a manufacturer does not comply with cGMP regulations and product specifications, FDA will issue an inspection report citing the potential violations and may seek a range of remedies, from administrative sanctions, including the suspension of our manufacturing operations, to seeking civil or criminal penalties.

International Approvals

Even if we were to succeed in gaining regulatory approval to market our products in the United States, we will still need to apply for approval with other international regulators if we want to sell outside the United States. Regulatory requirements and approval processes are similar in approach to that of the United States. With certain exceptions, although the approval of FDA carries considerable weight, international regulators are not bound by the findings of FDA and there is a risk that foreign regulators will not accept a clinical trial design or may require additional data or other information not requested by FDA.

Post-approval Regulations

Following the grant of marketing approval, FDA regulates the marketing and promotion of drug products. Promotional claims are generally limited to the information provided in the product package insert for each drug product, which is negotiated with FDA during the NDA review process. In addition, FDA enforces regulations designed to guard against conflicts of interest, misleading advertising and improper compensation of prescribing physicians. FDA will review, among other things, direct-to-consumer advertising, prescriber-directed advertising and promotional materials, sales representative communications to healthcare professionals, promotional programming and promotional activities on the Internet. FDA will also monitor scientific and educational activities. If FDA determines that a company has promoted a product for an unapproved use ("off-label"), or engaged in other violations, it may issue a regulatory letter and may require corrective advertising or other corrective communications to healthcare professionals. Enforcement actions may also potentially include product seizures, injunctions and civil or criminal penalties. The consequences of such an action and the related adverse publicity could have a material adverse effect on a developer's ability to market its drug and its business as a whole.

Following approval, FDA and other international regulators will continue to monitor data to assess the safety and efficacy of an approved drug. A post-approval discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or a recall or withdrawal of the product from the market, as well as possible civil or criminal sanctions. Similar oversight is provided by regulators in jurisdictions outside the US.

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

•
Health Insurance Portability and Accountability Act of 1996, as amended by Health Information Technology for Economic and Clinical Health Act of 2009, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•
state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Employees

We currently have three employees. In addition, we use advisors and consultants for research and development, clinical, regulatory, legal and administrative activities. We plan to hire additional staff as we expand research, production, business development, and sales and marketing programs. None of our employees are represented by a labor union.

Research and Development

We estimate that we have spent $785,347 on research and development activities during the last two fiscal years.

Compliance with Environmental Laws

Our operations may require the use of hazardous materials (including biological materials) which subject us to a variety of federal, provincial and local environmental and safety laws and regulations. Some of the regulations under the current regulatory structure provide for strict liability, holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or others', business operations should contamination of the environment or individual exposure to hazardous substances occur. We cannot predict how changes in laws or development of new regulations will affect our business operations or the cost of compliance.

ITEM 1A. Risk Factors.

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other information contained in this Annual Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on the Company, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price of our common stock will likely decline, and you may lose all or part of your investment.

Risks Related to Our Business

Our success depends heavily on the successful development, regulatory approval and commercialization of TAM-01, our lead product candidate.

We do not have any products that have been granted regulatory approval. We cannot commercialize TAM-01 or any future product candidates in the United States without first obtaining regulatory approval for the product from FDA, nor can we commercialize TAM-01 or any future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Clinical trials require years to complete and FDA review process typically takes 10 months or more and approval is never guaranteed. As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for and, if approved, to successfully commercialize TAM-01 in a timely manner.

Obtaining regulatory approval for marketing of any product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

Even if we were to successfully obtain approval for any product candidate from FDA and comparable regulatory authorities outside the United States, any approval might contain significant limitations related to use restrictions or may be subject to burdensome and costly post-approval study or risk management requirements. If we are unable to obtain regulatory approval for our product candidate in one or more jurisdictions, or if any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue our operations. Also, any regulatory approval of our product candidate, once obtained, may be withdrawn by the regulatory authority. Furthermore, even if we obtain regulatory approval, commercial success will depend on how successfully we are able to address a number of challenges, including the following:

•	development of our own commercial organization and/or establishment of commercial collaborations with partners;

•	establishment of commercially viable pricing and obtaining approval for adequate reimbursement from third-party and government payors;

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

Many of these factors are beyond our control. If we or any commercialization partners are unable to successfully commercialize TAM-01 or any other product candidate, we may not be able to earn sufficient revenues to continue our business.

The regulatory approval processes of FDA and comparable authorities outside the United States are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidate, our business will be substantially harmed.

The time required to complete clinical trials and to obtain approval by FDA and comparable authorities outside the United States is unpredictable and typically takes many years. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate's development and may vary among jurisdictions. We have not obtained regulatory approval for our product candidate, and it is possible that our existing product candidate or any product candidates we may seek to develop in the future will never obtain regulatory approval.

Our product candidate(s) could fail to receive regulatory approval for many reasons, including the following:

•
FDA or comparable foreign regulatory authorities may disagree with the design, scope or implementation of any clinical trials that we propose to conduct or require us to conduct additional clinical trials;

•	we may be unable to demonstrate to the satisfaction of FDA or comparable foreign regulatory authorities that our product candidate is both safe and effective for its proposed indication;

•	we may be unable to demonstrate that our product candidate's clinical and other benefits outweigh its safety risks;

•	FDA or comparable regulatory authorities outside the United States may disagree with our interpretation of data from preclinical studies or clinical trials;

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

•	the approval policies or regulations of FDA or comparable regulatory authorities outside the United States may change significantly in a manner rendering our clinical data insufficient for approval.

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

We have not previously submitted an NDA or any similar drug approval filing to FDA or any comparable authority outside the United States for our product candidate, and we cannot be certain that our product candidate will be successful in clinical trials or receive regulatory approval. Further, our product candidate may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidate, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidate in one or more jurisdictions, our revenue will be dependent, to a significant extent, upon the size of the markets in the jurisdictions for which we gain regulatory approval.

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

We have never manufactured our product candidates on a commercial scale and there are risks associated with scaling up manufacturing to commercial scale including, amongst others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. Even if we could otherwise obtain regulatory approval for TAM-01 or other product candidates there is no assurance that our manufacturer that we have not yet engaged, will be able to manufacture the approved product to specifications acceptable to FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand.

If our suppliers are unable to produce sufficient quantities of any approved product for commercialization, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

We may not be successful in our efforts to build a pipeline of drug candidates.

A key element of our strategy is to use and expand our proprietary drug discovery platform to build a pipeline of drug candidates to address different targets, and progress those drug candidates through clinical development for the treatment of a variety of different types of diseases. Although our research efforts to date have resulted in identification of a series of targets, we may not be able to develop drug candidates that are safe and effective inhibitors or promoters of all or any of these targets. Even if we are successful in building a product pipeline, the potential drug candidates that we identify may not be suitable for clinical development for a number of reasons, including causing harmful side effects or demonstrating other characteristics that indicate a low likelihood of receiving marketing approval or achieving market acceptance. If our methods of identifying potential drug candidates fail to produce a pipeline of potentially viable drug candidates, then our success as a business will be dependent on the success of fewer potential drug candidates, which introduces risks to our business model and potential limitations to any success we may achieve.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new specialty pharmaceutical products is highly competitive. We face competition with respect to TAM-01, and will face competition with respect to TAM-03 and any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are several large pharmaceutical and biotechnology companies that are developing or currently market and sell products to our target patient groups. These companies typically have a greater ability to reduce net prices for their competing drugs in an effort to gain or retain market share and undermine the value proposition that we might otherwise be able to offer to payers. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We have not yet built out an infrastructure to sell, market or distribute therapeutic products. If TAM-01 or other future product candidates are approved, we intend to commercialize them, whether on our own or as part of a strategic partnership, with our own specialty sales force in the United States and with commercial partners globally.

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

We may be unable to identify appropriate commercial partners to distribute and market our products outside the United States or to negotiate terms with such commercial partners that are favorable or acceptable to us. Also, we may be unable to maintain those relationships. The inability to identify, successfully negotiate with, and maintain relationships with commercial partners for distribution outside the United States could limit and/or delay our ability to commercialize our products outside the United States.

If we obtain approval to commercialize any of our product candidates outside the United States, we will be subject to additional risks.

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

Even if we receive regulatory approval for TAM-01 or future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements.

Any regulatory approvals that we may receive for our product candidates will contain approved indicated uses, and we will be required to market any approved products in accordance with the indicated uses and our approved labeling. In addition, any regulatory approvals may contain conditions for approval or requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the product candidate. In addition, if FDA or a comparable regulatory authority outside the United States approves our product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, Quality System Regulation, or QSR, requirements and current good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning or untitled letters or holds on clinical trials;

•	refusal by FDA to approve pending applications or supplements to approved applications filed, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products; and

•	injunctions, the imposition of civil penalties or criminal prosecution.

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

Our product candidates may cause serious adverse side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any marketing approval.

It is impossible to predict when or if our product candidate will prove safe enough to receive regulatory approval. Undesirable side effects could result in a more restrictive label or the delay or denial of regulatory approval by FDA or other comparable regulatory authority outside the United States for the affected product candidate. Additionally, if our product candidate receives marketing approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

•	we may be forced to suspend the marketing of such product;

•	regulatory authorities may withdraw their approvals of such product;

•	regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of such products;

•	FDA or other regulatory bodies may issue safety alerts, "Dear Healthcare Provider" letters, press releases or other communications containing warnings about such product;

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

Insurance coverage is increasingly expensive. We currently do not have any product liability insurance, and may not be able to obtain and maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for our drug candidates and our business could be substantially harmed.

We depend upon independent investigators and contractors, such as CROs, universities, the Buck Institute and medical institutions to conduct our preclinical studies and clinical trials. We rely upon, and plan to continue to rely upon, such third-party entities to execute our preclinical studies and clinical trials and to monitor and manage data produced by and relating to those studies and trials. However, we may not be able to in the future establish arrangements with CROs when needed or on terms that are acceptable to us, or at all, which could negatively affect our development efforts with respect to our drug candidates and materially harm our business, operations and prospects. As a result of the use of third-party contractors, we will have only limited control over certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies, including each of our clinical trials, is conducted in accordance with the applicable protocol, legal and regulatory requirements as well as scientific standards, and our reliance on any third-party entity will not relieve us of our regulatory responsibilities.

Based on our present expectations, we and our third-party contractors will be required to comply with current cGCP for all of our drug candidates in clinical development. Regulatory authorities enforce cGCP through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our contractors fail to comply with applicable cGCP, the clinical data generated in the applicable trial may be deemed unreliable and FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving a drug candidate for marketing, which we may not have sufficient cash or other resources to support and which would delay our ability to generate revenue from any sales of such drug candidate. Any agreements governing our relationships with outside contractors such as CROs or other contractors we may engage in the future, may provide those outside contractors with certain rights to terminate a clinical trial under specified circumstances. If such an outside contractor terminates its relationship with us during the performance of a clinical trial, we would be forced to seek an engagement with a substitute contractor, which we may not be able to do on a timely basis or on commercially reasonable terms, if at all, and the applicable clinical trial would experience delays or may not be completed.

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

We are still in the preclinical stages of our development of TAM-01 and hope to begin clinical trials by the end of 2018. Clinical trials conducted on humans are expensive and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Additionally, any positive results of preclinical studies and early clinical trials of a drug candidate may not be predictive of the results of later-stage clinical trials, such that drug candidate may reach later stages of clinical trials and fail to show the desired safety and efficacy traits despite having shown indications of those traits in preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier phases of the trials. Therefore, the results of any ongoing or future clinical trials we conduct may not be successful.

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

We plan to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. Although we expect that we will have agreements in place with CROs governing their committed activities and conduct, we will have limited influence over their actual performance. As a result, we ultimately do not and will not have control over a CRO's compliance with the terms of any agreement it may have with us, its compliance with applicable regulatory requirements, or its adherence to agreed time schedules and deadlines, and a future CRO's failure to perform those obligations could subject any of our clinical trials to delays or failure.

Further, we may also encounter delays if a clinical trial is suspended or terminated by us, by any IRB or Ethics Committee at an institution in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for the trial, if applicable, or by FDA, or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, inspection of the clinical trial operations or trial site by FDA or other regulatory authorities resulting in the imposition of a clinical hold, exposing participants to health risks caused by unforeseen safety issues or adverse side effects, development of previously unseen safety issues, failure to demonstrate a benefit from using a drug candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Therefore, we cannot predict with any certainty the schedule for commencement or completion of any currently ongoing, planned or future clinical trials.

If we experience delays in the commencement or completion of, or due to suspension or termination of, any clinical trial for our drug candidates, the commercial prospects of the drug candidate could be harmed, and our ability to generate product revenues from the drug candidate may be delayed or eliminated. In addition, any delays in completing our clinical trials will increase our costs, slow down our drug candidate development and approval process and jeopardize regulatory approval of our drug candidates and our ability to commence sales and generate revenues. The occurrence of any of these events could harm our business, financial condition, results of operations and prospects significantly.

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

Our reliance on a limited number of CMOs exposes us to the following risks:

•
We may be unable to identify manufacturers on acceptable terms, or at all, because the number of potential manufacturers is limited and FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

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

•
Drug manufacturers are subject to ongoing periodic unannounced inspection by FDA, the Drug Enforcement Administration, and corresponding state agencies to ensure strict compliance with current good manufacturing practices, or cGMP, regulations and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers' compliance with these regulations and standards.

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

Each of these risks could delay our clinical trials, the approval, if any, of our drug candidates by FDA or the commercialization of our drug candidates or result in higher costs or deprive us of potential product revenues.

We expect to have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If any of our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of FDA or other comparable foreign authorities, we would be prevented from obtaining regulatory approval for our drug candidates unless and until we engage a substitute contract manufacturer that can comply with such requirements, which we may not be able to do. Any such failure by any of our contract manufacturers would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved.

Further, we plan to rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our drug candidates for our clinical trials. We do not have, nor do we expect to enter into, any agreements for the commercial production of these raw materials, and we do not expect to have any control over the process or timing of our contract manufacturers' acquisition of raw materials needed to produce our drug candidates. Any significant delay in the supply of a drug candidate or the raw material components thereof for an ongoing clinical trial due to a manufacturer's need to replace a third-party supplier of raw materials could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our drug candidates. Additionally, if our future manufacturers or we are unable to purchase these raw materials to commercially produce any of our drug candidates that gain regulatory approvals, the commercial launch of our drug candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our drug candidates.

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

Any differences in interpretation or misunderstandings between us and other parties may result in substantial costs and delays with respect to the development, manufacturing or sale of TAM-01 drug product, and may negatively impact our revenues and operating results. Product manufacturers may fail to produce the products and partners may fail to develop the drug candidate under the timeline or in the manner we anticipated, and results may differ from the terms upon which we had agreed. As a result, we may be unable to supply drugs of the quality or in the quantity demanded or required. We may suffer harm to our reputation in the market from missed development goals or deadlines, and may be unable to capitalize upon market opportunities as a result. Resolution of these problems may entail costly and lengthy litigation or dispute resolution procedures. In addition, there is no guarantee that we will prevail in any such dispute or, if we do prevail, that any remedy we receive, whether legal or otherwise, will adequately redress the harm we have suffered. The delays and costs associated with such disputes may themselves harm our business and reputation and limit our ability to successfully compete in the market going forward.

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

Our ability to timely submit an Investigational New Drug to FDA will depend on our ability to recruit all necessary personnel and to raise sufficient funds for such recruitment.

Our ability to execute on our current plan for the completion of all activities and submission of an IND to FDA will depend on our ability to recruit the necessary personnel to support our development activities. Failure to complete all hires as planned will result in significant delays in the submission of the IND, if at all. Further, our ability to hire and retain such personnel will depend on our ability to raise sufficient funds for such recruitment. Any delays in raising the necessary funds will result in recruiting delays, which in turn will delay the submission of the IND.

We expect to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We currently have three employees. We expect to experience significant growth in the number of our employees and the scope of our operations if we are able to successfully develop and commercialize TAM-01, particularly in the areas of regulatory affairs, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the anticipated expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates and are currently focused principally on TAM-01 as well as certain activities intended to advance TAM-03 as an oncology candidate, or in other disease areas where we deem TAM-03 to have the potential to address serious unmet need. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, TAM-01. Our product candidate will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred cumulative net loss from inception (August 13, 2014) to December 31, 2016 of $4,533,706.

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

Our ability to generate revenue and achieve profitability depends on our ability, with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidate. We do not anticipate generating revenue from sales of our product candidate for the foreseeable future, if ever. Our ability to generate future revenue from product sales depends heavily on our success in:

•	completing development of TAM-01;

•	obtaining regulatory approval for TAM-01; and

•	launching and commercializing our product candidate for which we receive regulatory approval, either by building our own targeted sales force or by collaborating with third parties.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of increased expenses, when, or if, we will begin to generate revenue from product sales, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we are required by FDA or other regulatory authority to perform studies in addition to those that we currently anticipate.

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

Developing pharmaceutical products is expensive. As of December 31, 2016, we had cash and cash equivalents of $375,499. As such, we will need additional financing in order to execute our plans. Attempting to secure financing will divert our management from day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that any financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

While we intend to continue to apply for patent protection with respect to our product candidates, the strength of patents in the life sciences field involves complex legal and scientific questions and can be uncertain. Patent applications may fail to result in issued patents with claims that cover the products in the United States or in other countries. If this were to occur, early generic competition could be expected against product candidates in development. There is also no assurance that all of the potentially relevant prior art relating to a patent application, which can invalidate a patent or prevent a patent from issuing based on a pending patent application, will be found.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or which we elect not to patent, processes for which patents are difficult to enforce and any other elements of our development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we expect all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. If the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, our competitors may independently discover our trade secrets and proprietary information. For example, FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how FDA's disclosure policies may change in the future, if at all.

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

Under the Buck Institute License Agreement, Mount Tam licenses significant intellectual property related to TAM-01 and TAM-03 from the Buck Institute. Under the terms of the Buck Institute License Agreement, Buck Institute assigns to Mount Tam certain assets, materials and records resulting from the research. Mount Tam retains rights to inventions made by its employees, and Buck Institute assigns to Mount Tam all inventions made under the Buck Institute License Agreement jointly by Mount Tam's employees and Buck Institute personnel, provided that Mount Tam's employees have made a certain inventive contribution. With respect to all other inventions made in the course of the research, Buck Institute grants to Mount Tam worldwide exclusive license rights under patents and patent applications claiming such inventions. Buck Institute retains rights to practice these inventions for research and teaching purposes. Mount Tam bears the costs of filing, prosecution and maintenance of patents assigned or licensed to us under the Buck Institute License Agreement.

As consideration for the assignments and licenses, Mount Tam is obliged to pay to Buck Institute milestone payments on development of its proprietary products claimed by patents assigned or licensed to Mount Tam by Buck Institute. Mount Tam also is obliged to pay low single-digit royalties, including annual minimum royalties, on sales of such products. Should Mount Tam grant licenses or sublicenses to those patents to third parties, Mount Tam is obliged to pay to Buck Institute certain undisclosed variable fees as a function of out-licensing revenues, or the Out-License Fee, where such Out-License Fees are creditable against annual license payments to Buck Institute. Mount Tam's payment obligations are reduced by our proportionate contribution to a joint invention. Payment obligations terminate on expiration or annulment of the last patent covered by the agreement.

In addition to the Buck Institute License Agreement, we may seek to enter into additional agreements with other third parties in the future granting similar license rights with respect to other potential drug candidates. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of the Buck Institute License Agreement, or any future license agreement we may enter on which our business or drug candidates are dependent, Buck Institute or other licensors may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain drug candidates, including, with respect to the Buck Institute License Agreement, our TAM-01 drug therapies. Under the Buck Institute License Agreement, Mount Tam can terminate the licenses to any or all licensed patents upon specified advance notice to Buck Institute. Buck Institute may terminate the license provisions of the agreement only for cause. Termination of the agreement does not terminate Mount Tam's rights in patents assigned to Mount Tam but would terminate Mount Tam's rights to patents licensed to it under the Buck Institute License Agreement. The loss of the rights licensed to Mount Tam under the Buck Institute License Agreement, or any future license agreement that we may enter granting us rights on which our business or drug candidates are dependent, would eliminate our ability to further develop the applicable drug candidates and would materially harm our business, prospects, financial condition and results of operations.

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

Our operations to date have been primarily limited to developing TAM-01 and TAM-03. In addition, as an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Nor have we demonstrated an ability to obtain regulatory approval for or to commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing a significant number of pharmaceutical products.

Our common stock has limited liquidity.

Our common stock is quoted on the OTC Markets (OTC Pink). OTC Pink securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Pink issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. As such, our securities are thinly traded compared to larger more widely known companies in the same industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In addition, there is no assurance that trading in the Company's common stock will continue on the OTC Pink Market or on any other securities exchange or quotation medium.

Our stock is categorized as a penny stock.  Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a shareholder's ability to buy and sell our stock.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Our common shares are not currently traded with any substantial volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Our common shares are currently quoted, but currently with little to no volume, based on quotations on the OTC Markets (OTC Pink), meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for "penny stocks" has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

Our corporate actions are substantially controlled by our principal shareholders and affiliated entities.

As of March 24, 2017, our principal shareholders, which includes our officers and directors, own approximately 6.4% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our Board will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

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

As a result of the Share Exchange, the former business plan and management of the registrant, previously known as "TabacaleraYsidron, Inc.", have been abandoned and replaced with the business and management team of Mount Tam. Prior to the Share Exchange, there were no relationships or other connections among the businesses or individuals associated with those two entities. As a result, we may have material liabilities based on activities before the Share Exchange that have not been discovered or asserted. We could experience losses as a result of any such undisclosed liabilities that are discovered in the future, which could materially harm our business and financial condition. Although the Exchange Agreements and the other agreements entered into in connection with the Share Exchange contains customary representations and warranties from Mount Tam and the registrant concerning their respective assets, liabilities, financial condition and affairs, there may be limited or no recourse against pre-Share Exchange shareholders or principals in the event those representations prove to be untrue. As a result, our current and future shareholders will bear some, or all, of the risks relating to any such unknown or undisclosed liabilities.

We may be exposed to additional risks as a result of "going public" by means of a reverse acquisition transaction.

We may be exposed to additional risks because the business of Mount Tam has become a public company through a "reverse acquisition" transaction. There has been increased focus by government agencies on transactions such as the Share Exchange in recent years, and we may be subject to increased scrutiny by the SEC and other government agencies and holders of our securities as a result of the completion of that transaction. Further, as a result of our existence as a "shell company" under applicable rules of the SEC prior to the closing of the Exchange Agreement on August 13, 2015, we are subject to certain restrictions and limitations for certain specified periods of time relating to potential future issuances of our securities and compliance with applicable SEC rules and regulations. Additionally, our "going public" by means of a reverse acquisition transaction may make it more difficult for us to obtain coverage from securities analysts of major brokerage firms following the Share Exchange because there may be little incentive to those brokerage firms to recommend the purchase of our common stock. Further, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an initial public offering, because they may be less familiar with our company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock. The occurrence of any such event could cause our business or stock price to suffer.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent material misstatements.

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting in its annual report, which contains management's assessment of the effectiveness of our internal controls over financial reporting.  Our management may conclude that our internal controls over our financial reporting are not effective.  Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed.  Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.  Effective internal controls, particularly those related to sales revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent material misstatements, or in certain extreme cases, fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

ITEM 1B. Unresolved Staff Comments.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2. Properties.

Effective March 1, 2017, Mount Tam rents office space at 7250 Redwood Blvd, Suite 300, Novato, CA 94945. The rental agreement expires August 31, 2017. The Company believes that its facilities are sufficient to meet its current needs and the Company will look for suitable additional space as and when needed.

  Prior to March 1, 2017, Mount Tam rented office and laboratory spaces from The Buck Institute at Buck Institute 8001 Redwood Boulevard, Novato, California. Originally Mount Tam was under a lease that provided for an annual rental payment of $24,500 plus $2,000 per year for administrative services, however, the agreement was amended in September 2015 to reduce the annual rental payment to $9,500. In 2016 The Buck billed the Company $9,875 for office space fees plus a $2,000 administration fee, for a total of $11,875 for office space and administration services. For the fiscal year ended December 31, 2016, the Company paid $13,199 to the Buck for office space, which includes $2,125 of expense from 2015.

ITEM 3. Legal Proceedings.

The Company is not currently involved in any material legal proceedings, nor has it been involved in any such proceedings that have had or may have a significant effect on the Company. The Company is not aware of any other pending material legal proceedings.

ITEM 4. Mine Safety Disclosures.

Not Applicable

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The registrant's common stock is not listed on any stock exchange, and is quoted on the OTC Markets (OTC Pink) under the symbol "MNTM."

The following table reflects the high closing sales information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2015 and 2016. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal 2016

December 31, 2016	$0.50	$0.29
September 30, 2016	$0.90	$0.36
June 30, 2016	$0.93	$0.49
March 31, 2016	$1.27	$0.66

Fiscal 2015

December 31, 2015	$1.48	$0.77
September 30, 2015	$1.01	$0.04
June 30, 2015	$0.04	$0.04
March 31, 2015	N/A	N/A

Holders

As of March 24, 2017, there were approximately 99 shareholders of record of the Company's common stock based upon the records of the shareholders provided by the Company's transfer agent. The Company's transfer agent is VStock Transfer, LLC, whose address is 18 Lafayette Place, Woodmere, New York 100598, and whose telephone number is (212) 828-8436.

Dividends

The Company has never paid cash dividends on its common stock.  The Company intends to keep future earnings, if any, to finance the expansion of its business. The Company does not anticipate that any cash dividends will be paid in the foreseeable future.  The Company's future payment of dividends, if any, will depend on its earnings, capital requirements, expansion plans, financial condition and other relevant factors that the Company's board of directors may deem relevant.  The Company's retained earnings deficit currently limits its ability to pay dividends.

Repurchases

During the fiscal year ended December 31, 2016, we did not repurchase any of our securities.

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

  On October 2, 2016, the Company granted options to purchase up to 135,000 shares of Common Stock under the Plan in the aggregate, with an exercise price of $0.40 per share. Options will vest as per below table

Name	Number of Stock Options	Vesting Schedule
Bryan Cox (consultant)	100,000	Options Vesting over 4 years, 25% (25,000 options) per year
Jim Stolzenbach (consultant)	35,000	Options vesting over 4 years, 25% (8,750) per year

Stock-based compensation expense related to vested options was $648,188 for the twelve months ended December 31, 2016. The Company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted during the year ended December 31, 2016.

Date of Grant
Expected term (years)	10
Expected volatility	131%-153%
Risk-free interest rate	1.26%-1.32%
Dividend yield	0%

As summary of option activity under the 2016 Plan as of December 31, 2016, and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	-	$-	-	$-
Granted	6,465,000	0.59	9.35	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2016	6,465,000	$0.59	9.35	$-
Exercisable at December 31, 2016	-	$-	-	$-

As of December 31, 2016, there was $3,065,529 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.2 years.

ITEM 6. Selected Financial Data.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an early stage company primarily engaged in the development of bio-pharmaceuticals to treat a range of disease areas with high unmet need. Our lead program is focused on SLE, and we intend to optimize and bring to market a portfolio of leading products focused on improving the health and well-being of millions of people who have been affected by a range of serious disease conditions. To that end, we have formed a strategic partnership with the Buck Institute, an independent research facility focused on understanding the connection between aging and chronic disease. As part of the partnership, we have signed the License Agreement that includes many of the Buck Institute's intangible research and development assets. The initial focus of our research and development efforts will be a preclinical stage compound for the treatment of SLE, a serious form of lupus.

Plan of Operations

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $2,180,571 for the year ended December 31, 2016 and has an accumulated deficit of $4,533,706 as of December 31, 2016.

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of December 31, 2016, the Company had working capital deficit of $240,561 with cash balance of $375,499. Our cash increased by $370,052 during the year ended December 31, 2016.

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

Additionally, pursuant to the Amendment, the parties agreed to settle past research funding amounts owed by the Company to The Buck Institute. The Company agreed to pay $40,000 within ten days of the execution of the Amendment, and The Buck Institute agreed that once this amount is paid, the Company will be deemed to be in full compliance with the terms of the License Agreement, including its payment obligations. On July 19, 2016, the Company made the $40,000 payment to The Buck Institute.  In addition to the $40,000 payment, on June 13, 2016, the Company paid to The Buck Institute $11,706 in connection with costs incurred to further the Company's intellectual property position under the License Agreement. Pursuant to the above amendment The Buck Institute waived $274,247 of payable by the Company. In addition, the Company issued to Buck Institute 1,009,016 shares of common stock, which was the number of shares required to equal to 5% of the Company's total outstanding shares. Pursuant to the original License Agreement, and the Amendment, The Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of common stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of December 31, 2016, the Company has issued 2,209,016 shares of the Company's common stock to The Buck Institute and committed to issue 192,983 shares of the Company's common stock as additional shares.

Moreover, the parties agreed that the field of use covered by the License Agreement would be expanded, with the new definition being "the treatment, diagnosis or prevention of any and all conditions or diseases including, without limitation, systemic lupus erythematous and multiple sclerosis for human and/or veterinary use." (Under the original License Agreement, the Company's field of use had been restricted to autoimmune disorders). The foregoing is qualified in its entirety to the terms of the Amendment, a copy of which was filed as Exhibit 99.1 to our Form 8-K filed on July 21, 2016.

Negative Operating Cash Flow

We reported negative cash flow from operations for the year ended December 31, 2016 and,2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $375,499 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with high volatility in prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

For the Year ended December 31, 2016 compared with the Year ended December 31, 2015

Revenue

We had no revenues for the year ended December 31, 2016 and 2015. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $2,078,762 and $2,087,253 during the year ended December 31, 2016 and 2015, respectively. Our operating expenses included research and development expenses in the amount of $329,397 and $455,950, and general and administrative expenses in the amount of $1,749,364 and $1,631,303 for year ended December 31, 2016 and 2015, respectively. The increase in general and administrative expenses was mainly due to an increase in stock option expense of $648,188, partially offset by a decrease in legal of $244,011, and a decrease in consulting expenses of $344,270.

Other Expense

Other expense totaled $101,810 and $8,076 during the year ended December 31, 2016 and 2015, respectively. The increase is due to interest owed on notes used to finance our operations. Other expenses included interest expense in the amount of $14,331 and $5,418, and amortization of debt discount in the amount of $87,479 and $2,658 for the year ended December 31, 2016 and 2015, respectively

Net Loss

As a result of the foregoing, during the year ended December 31, 2016 and 2015, we recorded a net loss of $2,180,571 and $2,095,329, respectively.

Liquidity and Capital Resources

We had cash and equivalents of $375,499 at December 31, 2016.

Operating Activities

During the year ended December 31, 2016, we used $1,174,448 of cash in operating activities, compared to $1,067,230 for the year ended December 31, 2015. Non-cash adjustments included $57,895 and $527,741 related to stock based compensation, $87,479 and $2,658 related to amortization of beneficial conversion feature, $648,188 and $0 related to fair value of options, $0 and $66,004 in expenses paid by the convertible note holder, $20,854 and $20,000 in amortization of prepaid expenses and net change in accounts payable and accrued liabilities of $216,731 and $411,696 during the year ended December 31, 2016 and 2015, respectively.

Financing Activities

Financing activities provided $1,544,500 to us during the year ended December 31, 2016 compared to $1,071,796 for the year ended December 31, 2015. We received $477,000 in net proceeds from loans for the year ended December 31, 2016, compared to $971,791 for the year ended December 31, 2015. In addition, we received $1,067,500 in proceeds from issuance of common stock during the year ended December 31, 2016, compared to $100,005 in proceeds from issuance of common stock during the year ended December 31, 2015.

Sources of Liquidity and Capital

During the year ended December 31, 2016, we received net proceeds from the sale of common stock of $1,067,500 and issuance of debt in the amount of $477,000. During the year ended December 31, 2015, we received net proceeds from the sale of common stock of $100,005 and issuance of debt in the amount of $971,791. The capital raised has been used primarily for continuation of the Company's research and development efforts and to support its operations. As of December 31, 2016, the Company had remaining cash of $375,499 with net working capital deficit of $240,561. As of December 31, 2015, the Company had remaining cash of $5,447 with net working capital deficit of $780,709. As a result of the Company's significant operating expenditures and the lack of any significant product sales revenue, we expect to incur losses from operations for the near future.

We reported negative cash flow from operations year ended December 31, 2016 and 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $375,499 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with volatility in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mount Tam Biotechnologies, Inc.

We have audited the accompanying consolidated balance sheet of Mount Tam Biotechnologies, Inc. (the "Company") as of December 31, 2016, and 2015, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two year period ended December 31, 2016. Mount Tam Biotechnologies Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of, Mount Tam Biotechnologies, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a limited operating history and suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

Larkspur, CA
March 31, 2017

Mount TAM Biotechnologies, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$375,499	$5,447
Prepaid expense	4,171	-
Total Current Assets	379,669	5,447

Total Assets	$379,669	$5,447

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$593,421	$406,361
Accounts payable and accrued liabilities- related parties	9,308	253,884
Notes payable	17,501	17,500
Convertible debenture, net of discount	-	108,411
Total Current Liabilities	620,230	786,156

Long Term Debt:
Convertible debenture, non-current, net of discount	553,640	-
Total Long Term Debt	553,640	-

Total Liabilities	1,173,870	786,156

Stockholders' Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 47,846,984 and 43,171,300 shares issued and outstanding	4,784	4,317
Stock subscription payable	(45)	(45)
Stock to be issued	57,895	42,500
Additional paid in capital	3,676,871	1,525,653
Accumulated deficit	(4,533,706)	(2,353,134)
Total Stockholders' Deficit	(794,201)	(780,709)
Total Liabilities and Stockholders' Deficit	$379,669	$5,447

The accompanying notes are integral to these consolidated financial statements.

Mount TAM Biotechnologies, Inc.
Consolidated Statements of Operations for the Year Ended

	December 31,	December 31,
	2016	2015
Operating Expenses
Research and development	$329,397	$455,950
General and administrative	1,749,364	1,631,303
Total operating expenses	2,078,762	2,087,253

Operating loss	(2,078,762)	(2,087,253)

Other Expenses
Interest expense	(14,331)	(5,418)
Amortization of debt discount	(87,479)	(2,658)
Total other expenses	(101,810)	(8,076)

Net Loss	$(2,180,571)	$(2,095,329)

Net loss per share – basic and diluted	$(0.05)	$(0.07)

Weighted average common shares – basic and diluted	44,492,590	31,286,876

The accompanying notes are integral to these consolidated financial statements.

Mount TAM Biotechnologies, Inc.
Consolidated Statement of Stockholders' Deficit

	Common stock Shares	Amount	Additional Paid in Capital	Stock to be issued	Stock subscription Payable	Accumulated Deficit	Total Stockholders' Deficit

Balance as of December 31, 2014	24,000,000	$2,400	$(674)	$-	$(50)	$(257,805)	$(256,129)
Stock subscription received	-	-	-	-	5	-	5
Common stock retained by the TabacaleraYsidron shareholder in connection with the merger agreement	44,533,750	4,453	(72,001)	-	-	-	(67,548)
Common stock issued on note conversion	2,000,000	200	999,800	-	-	-	1,000,000
Common stock cancelled by the TabacaleraYsidron shareholder in connection with the merger agreement	(28,533,125)	(2,853)	(21,847)	-	-	-	(24,700)
Common stock to be issued to Buck	-	-	(97)	42,500	-	-	42,403
Common stock issued for cash	200,000	20	99,980	-	-	-	100,000
Common stock issued for services	970,675	97	485,241	-	-	-	485,338
Beneficial conversion feature on the convertible note	-	-	35,251	-	-	-	35,251
Net loss	-	-	-	-	-	(2,095,329)	(2,095,329)
Balance as of December 31, 2015	43,171,300	$4,317	$1,525,653	$42,500	$(45)	$(2,353,134)	$(780,709)
Shares issued to Buck	1,009,016	101	42,399	(42,500)			-
Common stock to be issued to Buck	-	-	-	57,895			57,895
Buck settlement	-	-	274,247	-	-	-	274,247
Fair value of options	-	-	648,188	-	-	-	648,188
Beneficial conversion feature on the convertible note	-	-	119,250	-	-	-	119,250
Common stock from private placement	3,666,668	366	1,067,134	-	-	-	1,067,500
Net loss	-	-	-	-	-	(2,180,571)	(2,180,571)
Balance as of December 31, 2016	47,846,984	$4,784	$3,676,871	$57,895	$(45)	$(4,533,706)	$(794,201)

The accompanying notes are integral to these consolidated financial statements.

Mount TAM Biotechnologies, Inc.
Consolidated Statement of Cash Flows For The Year Ended

	December 31,	December 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(2,180,571)	$(2,095,329)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of options	648,188	-
Stock based compensation	57,895	527,741
Amortization of debt discount	87,479	2,658
Expenses paid by the note holder	-	66,004
Amortization of prepaid expenses	20,854	20,000
Changes in operating assets and liabilities:
Prepaid expense	(25,025)	-
Accounts payable and accrued liabilities	216,732	411,696
Net cash used in operating activities	(1,174,448)	(1,067,230)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities
Proceeds from loans	477,000	971,791
Proceeds from issuance of common stock	1,067,500	100,005
Net cash provided by financing activities	1,544,500	1,071,796

Net Increase in cash	370,052	4,566

Cash, beginning of period	5,447	881

Cash, end of period	$375,499	$5,447

Supplemental disclosures:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Waiver of payable-related parties transferred to additional paid in capital	$274,247	$-
Debt discount due to beneficial conversion feature on note	$119,250	$35,251
Shares issued as part of stock to be issued	$45,000	$-
Accrual of finance fees	$-	$30,000
Common stock issued for reverse merger recapitalization	$-	$67,548
Common stock issued for conversion of convertible notes	$-	$1,000,000
Common stock cancelled on reverse merger	$-	$24,700
Common stock to be issued to consultant due to recapitalization	$-	$97

The accompanying notes are integral to these consolidated financial statements.

Mount TAM Biotechnologies, Inc.
Consolidated Financial Statements
For the year ended December 31, 2016

Note 1 – Nature of the Business

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

Effective on August 31, 2015, the Company changed its name from TabacaleraYsidron, Inc. to Mount TAM Biotechnologies, Inc.  The name change was effected through a parent/subsidiary short-form merger of Mount TAM Biotechnologies, Inc., our wholly-owned Nevada subsidiary which we formed solely for the purpose of the name change, with and into the Company, with the Company as the surviving corporation.  With the exception of the name change, there were no changes to the Company's Articles of Incorporation or Bylaws. There will be no mandatory exchange of stock certificates. The Company's trading symbol on the OTC Markets (OTC Pink) marketplace was changed to "MNTM" from "TQBY".

Mount Tam Biotechnologies, Inc., the Company's wholly-owned legal subsidiary, was the "accounting acquirer," and for accounting purposes, the TYI was deemed as having been "acquired" in the Merger.  The board of directors and officers that managed and operated Mount Tam immediately prior to the effective time of the Merger became the Company's board of directors and officers.

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

The following reflects the Company's current, post-merger corporate structure (State of Incorporation):

Mount Tam Biotechnologies, Inc., formerly TabacaleraYsidron, Inc. (Nevada)

Mount Tam Biotechnologies, Inc. (Delaware)

The Company is a publicly-traded biotechnology company dedicated to speeding the delivery of new treatment options to patients affected by autoimmune diseases through the development and application of highly specialized drug targeting platforms and formulation expertise. The Company focuses on underserved patient populations where it can have the greatest potential impact. Mount Tam's clinical division advances clinical-stage product candidates towards marketing approval and commercialization.

The Company is subject to a number of risks, including: the need to raise capital through equity and/or debt financings; the uncertainty whether the Company's research and development efforts will result in successful commercial products; competition from larger organizations; reliance on licensing proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators.  See the section titled "Risk Factors" included elsewhere in this Annual Report on Form 10-K.

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

Note 2 – Summary of Significant Accounting Policies

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2016 are applied consistently in these consolidated financial statements.

Basis of Presentation

The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States. All intercompany accounts have been eliminated.

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through December 31, 2016, the Company had accumulated losses of approximately $4,533,706 and a working capital deficit of $240,561. Management expects to incur further losses for the foreseeable future. The Company plans to continue to review strategic partnerships, collaborations and potential equity sales as a potential means to fund its preclinical and clinical programs in the future. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

On August 13, 2015, upon the closing of the Share Exchange (as discussed further in Note 1, Business, and Note 6, Issuance of Common Stock), Mount Tam's stockholders exchanged each share of Mount Tam's common stock into 2.67 shares of the Company's common stock. Therefore, all shares of common stock are reported in these consolidated financial statements on a post-Share Exchange basis.

Management plans to seek additional debt and/or equity financing for the Company through private or public offerings or through a business combination or strategic partnership, but it cannot assure that such financing or transaction will be available on acceptable terms, or at all. The uncertainty of this situation raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the failure to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amount on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and it does not believe it is exposed to any significant credit risk. As of December 31, 2016 and 2015 the Company had cash and cash equivalents of $375,499 and $5,447, respectively.

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

Income Taxes

The Company utilizes FASB ASC 740, "Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is "more likely-than-not" that a deferred tax asset will not be realized.

The Company generated a deferred tax asset through net operating loss carry-forward. However, a valuation allowance of 100% has been established due to the uncertainty of the Company's realization of the net operating loss carry forward prior to its expiration.

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

Research and Development costs

The Company follows Accounting Standards Codification Subtopic ("ASC") 730-10, "Research and Development," in which research and development costs are charged to the statement of operations as incurred. During the year ended December 31, 2016 and 2015 the Company incurred $329,397 and $455,950, respectively of expenses related to research and development costs.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, "Earnings Per Share". Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the "treasury stock" method), unless their effect on net loss per share is anti-dilutive. There were no potentially dilutive shares for the year ended December 31, 2016.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	December 31, 2016	December 31, 2015
Options to purchase common stock	6,465,000	-
Convertible notes	2,647,933	-
Potential equivalent shares excluded	9,112,933	-

Accounts Payable

Accounts payable and accrued expenses include the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Accounts payable	$335,249	$277,719
Accounts payable to related parties	9,308	253,884
Accrued legal fees	145,279	65,383
Accrued interest	19,897	-
Accrued salary	92,996	56,970
Other current liabilities	-	6,289
Total accounts payable and accrued expenses	$602,729	$660,245

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

For the year ended December 31, 2016, the Company has determined that there we no assets or liabilities measured at fair value on a recurring basis.

The Company believes the carrying amounts of Cash and cash equivalents, other current assets, accounts payable, accrued expenses salaries, wages and payroll taxes, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Going Concern

The Company's financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no significant operating history and had a cumulative net loss from inception (August 13, 2014) to December 31, 2016 of $4,533,706. The Company has a working capital deficit (current liabilities minus current assets) of $240,561 as of December 31, 2016. Since inception, the Company has been funded through debt and equity financings. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended December 31, 2016, have been prepared assuming the Company will continue as a going concern. The Company believes its cash resources are insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization of its product candidates. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management's plans to continue as a going concern include raising additional capital through borrowing and sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Since its inception, the Company has funded its operations primarily through debt financings and it expects that it will continue to fund its operations through a mix of equity and debt financings.  If the Company secures additional financing by issuing equity securities, its existing stockholders' ownership will be diluted.  The Company also expects to pursue non-dilutive financing sources. However, obtaining such financing would require significant efforts by the Company's management team, and such financing may not be available, and if available, could take a long period of time to obtain. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Going Concern ("ASU 2014-15"). ASU 2014-15 provides GAAP guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard did not have a material impact on the Company's financial statements..

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

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory:  Simplifying the Measurement of Inventory ("ASU 2015-11").  The standard requires inventory within the scope of the ASU to be measured using the lower of cost and net realizable value.  The changes apply to all types of inventory, except those measured using LIFO or retail inventory method, and are intended to more clearly articulate the requirements for the measurement and disclosure of inventory and to simplify the accounting for inventory by eliminating the notions of replacement cost and net realizable value less a normal profit margin.  The standard will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016.  The Company does not believe the adoption of this standard will have a significant impact on the Company's financial statements.

ASC 915, "Development Stage Entities", is being superseded by FASB ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810 Consolidation ("ASU 2014-10"). The amendments made by ASU 2014-10 are effective for public companies for annual reporting periods beginning after December 15, 2014 and interim period therein. For private entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and for interim reporting periods beginning after December 15, 2015. The future adoption of ASU 2014-10 is not expected to have a material impact on the Company's financial statements.

Recent Accounting Pronouncements Issued But Not Adopted as of December 31, 2016

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"). The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Under ASU 2017-01, to be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. Early adoption is permitted for certain transactions. Adoption of ASU 2017-01 may have a material impact on the Company's consolidated financial statements if it enters into future business combinations.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) ("ASU 2016-18"). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. The Company does not expect that the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements.

In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) ("ASU 2016-15"). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas of simplification apply only to nonpublic entities. For public business entities, the amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 addresses the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of operations and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

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

In the second quarter of 2014, the FASB issued guidance applicable to revenue recognition that will be effective for the Company for the year ending December 31, 2018. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance applies a more principles-based approach to recognizing revenue. The Company expects to adopt this new guidance in the first quarter of 2018 using the modified retrospective method. The adoption may have a material effect on the Company's financial statements. The Company's revenues are derived primarily from license and collaboration agreements. The consideration the Company is eligible to receive under these agreements includes upfront payments, research and development funding, milestone payments, and royalties. Each collaboration agreement is unique and will need to be assessed separately under the five-step process under the new standard. The new guidance differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments. Under the current accounting policy, the Company recognizes milestone revenue using the milestone method specified in ASC 605-28, which generally results in the recognition of the milestone payment as revenue in the period that the milestone is achieved. However, under the new accounting standard, it is possible to start to recognize milestone revenue before the milestone is achieved, subject to management's assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Note 3 - Income Taxes

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2016	2015

Net operating loss	$1,268,187	$717,737
Stock compensation	228,141	210,199
Change in fair value	218,343	-
Debt discount	34,843	-
Accrued interest	40,734	307
Start up expense	7,972	8,436

Total	1,798,220	936,679

Less valuation allowance	(1,798,220)	(936,679)

Net deferred taxes	$-	$-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes.  At December 31, 2016 and 2015, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits.  At December 31, 2016, net operating loss carryforwards were approximately $3.1 million for federal and state tax purposes that expire at various dates from 2034

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code Sections 382 and 383.  The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.
The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2016 and 2015) to income taxes as follows:

	2016	2015

Tax benefit computed at 34%	$(741,000)	$(712,000)
State taxes, net of federal effect	(126,427)	(121,483)
Other	5,885	513,804
Valuation allowance	861,542	319,679

Income tax expense	$-	$-

ASC 740 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold, measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Under ASC 740, we are required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. There were no unrecognized tax benefits recorded as of December 31, 2016, and 2015.  Furthermore, substantially all of the Company's tax years, from 2014, remain open to federal and state tax examinations.

Note 4 – Loans

In 2014, the Company executed an agreement with a third-party investor whereby the Company issued $53,209 in a convertible promissory note. This convertible note bears an interest rate of 8% per year and was set to mature on November 26, 2015. The Company subsequently received an advance of $50,000 from the same party. The proceeds from these loans were used for working capital purposes. During the year ended December 31, 2015, both of these loans were consolidated into a new convertible note (see Note 5).

As a result of the Share Exchange, the Company assumed an obligation to a former note holder in the amount of $17,500. The unsecured promissory note in the amount of $15,000 is to an unrelated party. Pursuant to the terms of the note, the note is interest bearing at 3.5% and is due on demand. As of December 31, 2016, the Company has accrued interest of $1,744. Another unsecured promissory note is of $2,500 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. The Company is currently assessing how to revise the terms of this note.

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

In connection with the above convertible note, the Company accrued $60,000 for finance fees to be amortized over the life of the note. As of December 31, 2015, $60,000 of the finance fees was expensed.

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

During the year ended December 31, 2015, the Company in total borrowed $141,004 from 0851229 BC Ltd. (the "Lender") through a convertible note bearing 3% interest with a maturity date of March 18, 2017. The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock.

During the year ended December 31, 2016, the Company borrowed $477,000 from 0851229 BC Ltd. (the "Lender") through a convertible note bearing 3% interest with a maturity date of March 18, 2017. The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock.

The initial fair value of the beneficial conversion feature of the note on the date of issuance was determined to be $154,501. Out of this amount, $119,250 pertains to the notes issued during the twelve months ended December 31, 2016. The value of beneficial conversion feature is being amortized over the life of the loan. For the twelve months ended December 31, 2016, the Company amortized the debt discount of $87,478, respectively. The unamortized debt discount as of December 31, 2016 and 2015 is $64,365 and $32,593 respectively.

 On March 23, 2016, all of the previous loans provided by the Lender were consolidated into the Secured Note (defined below) which amends, restates and modifies the terms of the previous loans to the terms set forth in the Secured Note and contains other terms and conditions as described in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2016.

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

As of December 31, 2016, the Company had principal outstanding on this Secured Note of $618,004 and accrued interest of $13,723. Total interest expenses for the twelve months ended December 31, 2016 was $13,297.

Note 6 – Capital Stock

Share Exchange

Pursuant to the Exchange Agreement, upon consummation of the Share Exchange, each share of Mount Tam's capital stock issued and outstanding immediately prior to the Share Exchange was exchanged for 2.67 shares of the Company's common stock, par value $0.0001 per share. As a condition to the closing of the Share Exchange, the former shareholder described in Note 1 agreed to cancel 28,533,125 certain shares of common stock of the Company and the then-current Company stockholders retained an aggregate of 16,000,625 shares of common stock. As a result of the Share Exchange, the Company issued a total of 26,000,000 shares of common stock to the shareholders and existing note holders of Mount Tam.

Common Stock

The Company has authority to issue up to 100,000,000 shares, par value $0.0001 per share. As of December 31, 2016, there were 47,846,984 shares of the Company's common stock issued and outstanding.

Mount Tam has an agreement with The Buck Institute as further detailed in Note 7 to maintain a certain common stock equity interest in the Company. As of December 31, 2016 and 2015 the Company owed to the Buck Institute 192,983 and 1,009,016 shares respectively, as a result of the Share Exchange and subsequent issuances of common stock. In 2016, the 192,983 shares were treated as issued for services and valued at $57,895. Out of the 1,009,016 shares to be issued in 2015, 957,928 shares were treated as a component of the recapitalization of the Company, while the balance of 51,088 shares were treated as issued for service and valued at $42,403.

During the year ended December 31, 2016, the Company issued 1,009,016 shares of common stock to The Buck Institute for stock to be issued which were accounted in prior period.

During the year ended December 31, 2016, the Company reached a settlement agreement with The Buck Institute to waive of $274,247 of balance payable by the Company, which was credited to additional paid in capital.

On August 3, 2016 the Company entered into a Placement Agent Agreement with Colorado Financial Services Corporation ("CFSC") for a best efforts private placement of its common stock to investors (the "Offering"). The term of the engagement is 12 months.  Either party may terminate the engagement earlier upon 10 days prior written notice. In connection with this engagement, the Company shall pay CFSC a cash fee of ten percent (7.5%) of gross proceeds from sales of Securities placed by CFSC in the Offering and two and half percent (2.5%) of gross proceeds of investors introduced by Company.  As additional compensation for services, the Company will, upon consummation of the Offering (ie $5,000,000), issue to CFSC warrants to purchase a number of shares of common stock of the Company equal to 500,000 shares at an exercise price of $0.50 per share. The warrants will have a term of 3 years from the date of issuance and have such other terms and conditions as shall be mutually agreed upon, including a cashless exercise feature.

On August 5, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 2,000,000 shares of the Company's common stock for an aggregate purchase price of $1,000,000.  The Company incurred $25,000 as cash fee expenses towards the placement agent. In November 2016 the Company lowered the offering price of the common shares being offered in a private placement to $0.30 per share to attract additional investors. The Company has agreed to issue 1,333,333 additional shares to the investor who invested $1,000,000 on August 5, 2016, which adjust its purchase price to $0.30 per share. The Company intends to use the proceeds from this investment for general corporate and working capital purposes.

In connection with the above sales of shares the Company paid a cash fees of 2.5% ie $25,000 since it was not directly introduced by the placement agent. Also the offering of $5,000,000 was not completed hence the Company is not liable to issue any warrants

On November 2, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 166,666 shares of the Company's common stock for an aggregate purchase price of $50,000.  The Company incurred $3,750 as cash fee expenses towards the placement agent. The Company intends to use the proceeds from this investment for general corporate and working capital purposes.

 On December 10, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 166,666 shares of the Company's common stock for an aggregate purchase price of $50,000.  The Company incurred $3,750 as cash fee expenses towards the placement agent. The Company intends to use the proceeds from this investment for general corporate and working capital purposes.

In connection with the above sales of shares the Company paid a cash fees of 7.5% ie $7,500 since the offering of $5,000,000 was not completed hence the Company is not liable to issue any warrants.

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

Stock Options
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

  On October 2, 2016, the Company granted options to purchase up to 135,000 shares of Common Stock under the Plan in the aggregate, with an exercise price of $0.40 per share. Options will vest as per below table
Name	Number of Stock Options	Vesting Schedule
Bryan Cox (consultant)	100,000	Options Vesting over 4 years, 25% (25,000 options) per year
Jim Stolzenbach (consultant)	35,000	Options vesting over 4 years, 25% (8,750) per year

Stock-based compensation expense related to vested options was $648,188 for the twelve months ended December 31, 2016. The Company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted during the year ended December 31, 2016.

Date of Grant
Expected term (years)	10
Expected volatility	131%-153%
Risk-free interest rate	1.26%-1.32%
Dividend yield	0%

As summary of option activity under the 2016 Plan as of December 31, 2016, and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	-	$-	-	$-
Granted	6,465,000	0.59	9.35	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2016	6,465,000	$0.59	9.35	$-
Exercisable at December 31, 2016	-	$-	-	$-

As of December 31, 2016, there was $3,065,529 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.2 years.

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

In addition, the Company issued to Buck Institute that number of shares equal to 5% of the Company's total outstanding shares. Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of Common Stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of December 31, 2016, the Company has issued 2,209,016 shares of the Company's Common Stock to Buck Institute and committed to issue 192,983 shares of the Company Common stock as additional shares. Additionally, the Company agreed to pay one-time milestone payments upon the first occurrence of the corresponding milestone events as set forth in the table below.

Milestone Event	Milestone Payment
Filing of an IND	$50,000
Completion of the first Phase I Clinical Trial of a Licensed Product	$250,000
Completion of the first Phase II Clinical Trial of a Licensed Product	$500,000
Completion of the first Phase III Clinical Trial of a Licensed Product	$1,000,000

As of December 31, 2016 none of the milestone events had yet been achieved.

Mount Tam also agreed to pay Buck Institute non-refundable and non-creditable royalties in the amount of 2% of the annual aggregate net sales. For each licensed product for which Mount Tam grants worldwide sublicense rights to a third party, Mount Tam agreed to pay Buck Institute 20% of all sub-license revenues. Please see discussion in Item 1, Business, Intellectual Property and Licenses, for further discussion of recent communication with the Buck Institute regarding our agreement with them.

Within 30 days after the date on which the Company raises and receives a total of $1,000,000 of investment in equity, debt, grants, contributions, or donations, the Company shall reimburse Buck Institute for 100% of the patent expenses for the Product Patents and 50% of the patent expenses for the Program Patents, incurred by Buck Institute as defined in the Licensing Agreement. Per amended agreement dated March 2015, the Company shall reimburse Buck Institute for 100% of the patent expenses for the Product Patents and 50% of the Patent Expenses for the Program Patents, incurred by Buck Institute incurred on or before April 1, 2015.

During the second quarter of 2016 the Company entered into negotiations with the Buck Institute to resolve certain outstanding financial concerns, and to broaden the Research Collaboration and License Agreement beyond the area of autoimmune disease. On July 18, 2016, the Company entered into an amendment (the "Amendment") to the Research Collaboration and License Agreement (the "License Agreement") between the Company and The Buck Institute.

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

On January 2, 2015, the Company entered into an employment agreement with its former Vice President, Research and Development. The employment agreement requires annual base salary payments of $150,000 per year. In addition, the Company has agreed to grant this executive stock options to purchase up to 360,000 shares of common stock. On August 10, 2015, this employee's employment agreement was amended as a result of his appointment to become the Company's Chief Executive Officer, and to change the number of expected to be granted options to 1,160,000 shares of the Company's Common Stock. As of December 31, 2016 these options were issued.

On January 2, 2015, the Company entered into a license and service agreement with Buck Institute. In connection with the agreement, the Company agreed to pay Buck Institute an annual fee of $24,500 to procure access to certain office space in the facility in order to conduct research and facilitate its research and development program. The agreement was amended in September 2015 to reduce an annual fee to $9,500.  This agreement was terminated in February 2017. In 2016 The Buck billed the Company $9,875 for office space fees plus a $2,000 administration fee, for a total of $11,875 for office space and administration services. For the fiscal year ended December 31, 2016, the Company paid $13,199 to the Buck for office space, which includes $2,125 of expense from 2015.

On August 13, 2015, the Company has assumed the employment agreement that Dr. Powers, the previous CEO, had with Mount Tam. Effective February 8, 2016 Dr. Timothy Powers resigned as Chief Executive Officer of Mount Tam Biotechnologies, Inc. (the "Company"). There were no disagreements between Dr. Powers and the Company on any matter relating to the Company's operations, policies or practices that resulted in his resignation. Dr. Powers will remain a member of the Company's Board of Directors.

In May 2016 Mr. Powers became the Company's Chief Scientific Officer.

On March 29, 2016, the Company and Dr. Richard Marshak entered into an Amended and Restated Employment Agreement (the "Marshak Employment Agreement"), which amends and restates the terms of the Employment Agreement dated as of March 22, 2016 by and between the Company and Dr. Marshak, and pursuant to which Dr. Marshak (i) continued his position as the Chief Executive Officer of the Company and (ii) is entitled to be appointed to the Company's Board of Directors promptly thereafter. The initial term of Dr. Marshak's employment expires on March 22, 2019 and thereafter, the Marshak Employment Agreement may be renewed for additional one year terms upon the mutual agreement of the parties, subject in each case to the termination provisions described therein.

The Company will pay Dr. Marshak an aggregate base annual salary of $300,000, payable on a bi-weekly or semi-monthly basis. In addition, Dr. Marshak shall (i) be entitled to three (3) weeks of paid time off, (ii) have the right to participate in the Company's general employee benefit plan(s), (iii) have the right to participate in an executive bonus plan and receive other bonus payments as determined by the Company's Board of Directors and (iv) be entitled to be reimbursed for reasonable business expenses. Subject to the approval of the Board of Directors and the approval of certain other actions, Dr. Marshak received an option to purchase 4,200,000 shares of Common Stock which shall vest and be governed by the terms of the Plan and an award agreement to be entered into by and between the Company and Dr. Marshak. Upon the occurrence of a change of control transaction or the termination of Dr. Marshak's employment by the Company without cause or by Dr. Marshak for good reason, all unvested options or shares of restricted Common Stock shall immediately vest and either be exercisable or no longer subject to any restrictions, as applicable. In addition to other standard and customary payments receivable in connection with the termination of Dr. Marshak's employment, he shall be entitled to receive a severance payment equal to his base salary per month for the lesser of the number of months remaining in the current term of his employment or 18 months.

The Marshak Employment Agreement also prohibits Dr. Marshak from competing with the Company during the term of the Marshak Employment Agreement (with certain limited exceptions) and from soliciting or making known employees of the Company for a period of two (2) years following termination of the Marshak Employment Agreement.  The foregoing is qualified in its entirety by reference to the terms of the Marshak Employment Agreement, which is filed as Exhibit 10.4 to our Form 8-K filed with the SEC on March 31, 2016.

On May 2, 2016, the Company entered into an employment agreement with its current Chief Financial Officer, James Stapleton (the "Stapleton Employment Agreement"). The Stapleton Employment Agreement requires annual base salary payments of $175,000 per year. Further, Mr. Stapleton is entitled to a one-time bonus of $40,000 payable upon the Company's achievement of certain financial targets.  In addition, the Company granted Mr. Stapleton an option to purchase up to 750,000 shares of Common Stock.  The foregoing is qualified in its entirety by reference to the terms of the Stapleton Employment Agreement, which is filed as Exhibit 10.1 to our Form 8-K filed with the SEC on April 26, 2016.

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

On February 10, 2017, the Company entered into an office lease agreement for office space in Novato, CA, for a term of six months, effective March 1, 2017, with a monthly lease payment of $818.40.

Note 8 – Related Party Transactions

In November 2014, we entered into a consulting agreement with a services firm, Wells Compliance Group, that is owned by our former interim Chief Financial Officer. As compensation for its services, Wells Compliance Group is to be paid $3,500 per month. As of December 31, 2016 and 2015 our accounts payable to the Wells Compliance Group was $0 and $15,110, respectively. During the year ended December 31, 2016 and 2015, the Company expensed $21,500 and $31,500, respectively, for the services provided by Wells Compliance Group.  As of May, 2, 2016, Wells Compliance and the Company terminated the consulting agreement.

Pursuant to our agreements with the Buck Institute and with our Chairman of the Board Brian Kennedy (Professor and Principal Investigator at the Buck Institute), the Buck Institute is deemed a related party. Please see Note 7, Commitments and Contingencies, for discussion of our liabilities and obligations with the Buck Institute. As December 31, 2016 and 2015, the Company expensed $103,524 and $592,470 respectively, for the services provided by Buck Institute, respectively. As of December 31, 2016 the Company owed to the Buck Institute 192,983 shares, as a result of the Share Exchange transaction and subsequent issuances of common stock. The 192,983 shares to be issued were treated as issued for service and valued at $57,895. As of December 31, 2016 and 2015 our accounts payable balance to Buck Institute was $9,308 and $253,884, respectively.

In the year 2016, Buck Institute billed the Company for office space and administration services (Note 7).

See Note 5 for a description of the loans the Company received from 0851229 BC Ltd deemed a related party as a result of owning more than 10% of the Company's common stock.

In December 2015, we entered into an agreement with Lemon Fair Consulting, which is owned by our Chief Executive Officer, Dr. Richard Marshak. The agreement terminated when Dr. Marshak became our CEO on March 29, 2016. During the twelve months ended December 31, 2016, the Company paid $34,390 for the services provided by Lemon Fair Consulting during the first quarter of 2016. As December 31, 2016 our accounts payable to the Lemon Fair Consulting was $0.

Note 9 – Subsequent Events

Private Placement

On February 27, 2017, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 833,334 shares of the Company's common stock for an aggregate purchase price of $250,000.  On February 28, 2017, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 83,333 shares of the Company's common stock for an aggregate purchase price of $25,000.  On March 3, 2017, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 83,333 shares of the Company's common stock for an aggregate purchase price of $25,000.  The Company incurred $7,500 as cash fee expenses towards the placement agent. The Company intends to use the proceeds from these investments for research and development activities, general corporate and working capital purposes.

On February 10, 2017, the Company entered into an office lease agreement for office space in Novato, CA, for a term of six months, effective March 1, 2017, with a monthly lease payment of $818.40.

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

Management's Report on Internal Control over Financial Reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of December 31, 2016:

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

These factors represent material weaknesses in our internal controls over financial reporting. Although we believe the possibility of errors in our financial statements is remote, and expect to continue to use a third party accountant to address shortfalls in staffing and to assist us with accounting and financial reporting responsibilities in an effort to mitigate the lack of segregation of duties, until such time as we expand our staff with qualified personnel, we expect to continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

Unregistered Sales of Equity Securities

As part of the offering of our common stock which commenced in August 2016, the Company accepted the following additional subscriptions:

On December 10, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 166,666 shares of the Company's common stock for an aggregate purchase price of $50,000.  The Company incurred $3,750 as cash fee expenses towards the placement agent. The Company intends to use the proceeds from this investment for general corporate and working capital purposes.

On February 27, 2017, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 833,334 shares of the Company's common stock for an aggregate purchase price of $250,000.  The Company intends to use the proceeds from this investment for general corporate and working capital purposes.

On February 28, 2017, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 83,333 shares of the Company's common stock for an aggregate purchase price of $25,000.  The Company intends to use the proceeds from this investment for general corporate and working capital purposes.

On March 3, 2017, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 83,333 shares of the Company's common stock for an aggregate purchase price of $25,000.  The Company intends to use the proceeds from these investments for research and development activities, general corporate and working capital purposes.

The aforementioned securities were sold in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Our reliance on Regulation D under the Securities Act of 1933 was based in part upon written representations made by the investor that: (a) such party is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act of 1933, (b) the party agrees not to sell or otherwise transfer the securities unless they are registered under the Securities Act of 1933 and any applicable state securities laws, or an exemption from such registration is available, (c) the party has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in the Company, (d) the party had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering or issuance and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the party has no need for liquidity in its investment and could afford the complete loss of such investment.  In any instant in which we relied upon Rule 506 of Regulation D promulgated under the Securities Act of 1933, management made the determination, based upon written representations, that the investor was an "accredited investor" as defined in Rule 501 of Regulation D. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

Our reliance upon Section 4(a)(2) of the Securities Act of 1933 was based in part upon the following factors: (a) the issuance of the securities was in connection with an isolated private transaction which did not involve any public offering; (b) there were a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the securities took place directly between the offeree and the placement agent or the Company, as applicable.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of the current directors and executive officers:

Name	Age	Positions Held
Brian Kennedy	50	Chairman of the Board
Richard Marshak	58	Chief Executive Officer, Director
Timothy Powers, Ph.D.	51	Director
Chester Aldridge	43	Director
James P. Stapleton	53	Chief Financial Officer, Treasurer and Secretary

Biographical Information

The following is a brief account of the education and business experience of the incoming directors and executive officers during at least the past five years, indicating the person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Dr. Brian Kennedy is the chairman of the board of the Company. Dr. Kennedy was CEO of the Buck Institute from July 2010 until December 2016, when he resigned as CEO. Currently, Dr. Kennedy is a Professor and Principal Investigator at the Buck Institute.  He serves as a public advocate for interventional strategies to promote healthy aging, including in a recent nationally broadcasted radio debate available online at the Intelligence Squared Foundation website. He is also co-Editor-in-Chief of Aging Cell and serves as a consultant for other biotech, pharmaceutical, and health-related companies. Dr. Brian Kennedy is internationally recognized for his research in the basic biology of aging and is a visionary committed to translating research discoveries into new ways of delaying, detecting, preventing and treating age-related conditions. He has published more than 150 manuscripts in prestigious journals including Science and Nature and has been quoted in The Wall Street Journal, The New York Times and The Boston Globe, among more than 20 other publications. Dr. Kennedy earned his Ph.D. from the Massachusetts Institute of Technology and is well known for work during his graduate studies with Leonard Guarente PhD, which led to the discovery that Sirtuins (SIR2) modulate aging.

Richard Marshak is the Company's chief executive officer and director. In December 2015, the Company engaged Dr. Marshak as a consultant, the terms of which are set forth in a consulting agreement with the Company. Dr. Marshak's consulting agreement with the Company has expired by its terms and is no longer in effect. From 2013 to 2015, Dr. Marshak served as the Founding Principal and President of LF Consulting, a business consulting firm that provides consulting services to a range of development-stage life science companies, with a focus on guiding prioritization of development pathways and optimizing commercialization planning as well as overall strategic planning. From 1999 to 2013, Dr. Marshak occupied roles of increasing responsibility at Abbott Laboratories' Pharmaceutical Products Group and at AbbVie, spanning product marketing across a broad range of therapeutic areas, business development, General Manager - Pain Care, General Manager - Alliance Management and Senior Director - Strategic Pricing. From early to middle 2011, Dr. Marshak occupied the position of General Manager - Alliance Management at Abbott Laboratories, and from mid-2011 to 2013, Dr. Marshak occupied the position of Senior Director - Strategic Pricing at Abbott Laboratories/AbbVie. On January 1, 2013, Abbott Laboratories separated its research-based pharmaceuticals business, which became AbbVie, a new independent biopharmaceutical company. Abbott Laboratories specializes in diversified products including medical devices, diagnostic equipment and nutrition products and AbbVie is a research-based pharmaceutical manufacturer. The Company is not affiliated with LF Consulting, AbbVie or Abbott Laboratories.

Dr. Timothy Powers is a director of the Company. He has been engaged in all aspects of drug discovery and development for more than 20 years at both small and large biotechnology and pharmaceutical companies. Dr. Powers held the position of Scientific Director of Medicinal Chemistry at Amgen where he provided scientific and executive leadership to the teams that were responsible for the discovery and development of Amgen's first b-secretase small molecule clinical candidate for Alzheimer's disease. Prior to joining Amgen, he was Director of Medicinal Chemistry at Atlantos Pharmaceuticals, overseeing all aspects of the company's discovery research activities which led to the clinical development of the company's two flagship programs in the areas of type-II diabetes and osteoarthritis. Dr. Powers has authored over 50 publications and scientific presentations and is an inventor on over 40 issued United States patents and patent applications in the areas of drug discovery and process manufacturing spanning therapeutic disease areas of inflammation, neuroscience, oncology and metabolic diseases. He holds a B.S. degree in chemistry from the University of California, Davis, and received his Ph.D. in organic chemistry from the University of Chicago.

Effective February 8, 2016 Dr. Timothy Powers resigned as Chief Executive Officer of the Company. There were no disagreements between Dr. Powers and the Company on any matter relating to the Company's operations, policies or practices that resulted in his resignation. Dr. Powers will remain a member of the Company's Board of Directors. Effective May 1, 2016, Dr. Powers was appointed the Chief Scientific Officer.

Chester Aldridge is Mount Tam's Co-Founder and a director of the Company. Mr. Aldridge is also the Chairman and CEO of US Equity Holdings. Through US Equity Holdings, Mr. Aldridge incubates, finances and manages numerous ventures in the fields of entertainment, internet, clean energy (solar and biofuels) and biotechnology (life science pharmaceuticals). Mr. Aldridge also co-founded and is Chairman of Equity Solar since September 2009, which has secured the exclusive license to patented solar photovoltaic technology. Equity Solar's technology is used within the solar cell manufacturing line. The technology was co-developed by NASA and the United States Department of Defense. Mr. Aldridge is a Life Member of the Stanford Business School Alumni Association and serves as an Ambassador of the Buck Advisory Council, a committee led by a diverse group of individuals from around the world in the areas of government, business, pharmaceuticals, and law, among other fields.

James P. Stapleton is the Company's chief financial officer.  Mr. Stapleton joined Mount Tam Biotechnologies in May 2016. Mr. Stapleton brings over 25 years of financial and operating experience, achieving his first CFO position at a public company in 1987. Currently, Mr. Stapleton is a director, and Audit Committee chair for Summer Energy Holdings (OTCQB SUME). From August 2012 to May 2014 Mr. Stapleton was the CFO of Ozone International, LLC, which provides ozone equipment and solutions to food processors.  From February 2012 to June 2012, Mr. Stapleton was the CFO for Jones Soda (OTC BB JSDA).  From 2007 to 2011, Mr. Stapleton was a consultant and advisor to a variety of companies. From May 2005 through July 2007, Mr. Stapleton was the Chief Financial Officer of Bionovo (OTC BB BNVI).  From January 2003 through April 2005, Mr. Stapleton was the Chief Financial Officer of Auxilio (NYSE AUXO). .  Mr. Stapleton graduated from the University of California at Irvine (UCI) with a MBA in 1995, and from the University of Washington with a BA in Economics in 1985.

Family Relationships

There are no family relationships between or among any of the current directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board of Directors

Our Board of Directors (the "Board") is comprised of four members. All directors serve in this capacity until their terms expire or until their successors are duly elected and qualified. The registrant's bylaws provide that the authorized number of directors shall be one or more, as fixed from time to time by resolution of the Board; provided, however, that the number of directors shall not be reduced so as to shorten the tenure of any director at the time in office.

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

Section 16 Compliance

The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act; therefore, this item is not applicable.

ITEM 11. Executive Compensation.

The following table sets forth all compensation paid in respect of our principal executive officer and principal financial officer for the years ended December 31, 2016 and 2015. No other officer of the Company or Mount Tam received compensation in excess of $100,000 for the last two completed fiscal years.

EXECUTIVE COMPENSATION

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Timothy Powers (1)(2)	2016	57,395	-	-	647,672	-	13,079	718,146
	2015	115,125	-	-	-	-	-	115,125
Richard Marshak (3)	2016	216,154	-	-	2,428,771	-	-	2,644,925
	2015	-	-	-	-	-	-	-
James P. Stapleton(4)	2016	90,865	-	-	433,709	-	-	524,574
	2015	-	-	-	-	-	-	-

(1)	Appointed CEO on August 13, 2015, resigned on February 8, 2016. Currently Chief Scientific Officer.
(2)	Mr. Powers is reimbursed for his medical insurance expenses.
(3)	Appointed on March 29, 2016.
(4)	Appointed on May 2, 2016.

The dollar amounts of the option awards for the name executive officers above are the vested grant date fair value of the option awards. Please refer to Note 6 to our audited financial statements, included in this Report, for further information about our calculation of those amounts, which we based on the reported closing market price of our common stock on the date we granted the options. Mr. Marshak's and Mr. Stapleton's options vest 25% twelve months after the grant date, 25% twenty-four months after the grant date, 25% thirty-six months after the grant date, and the remainder forty-eight months after the grant date.  Mr. Powers options vest 33% twelve months after the grant date, 33% twenty-four months after the grant date, and 34% thirty-six months after the grant date.

Employment Agreements

On August 13, 2015, the Company has assumed the employment agreement that Dr. Powers, the previous CEO, had with Mount Tam. Effective February 8, 2016 Dr. Timothy Powers resigned as Chief Executive Officer of the Company. There were no disagreements between Dr. Powers and the Company on any matter relating to the Company's operations, policies or practices that resulted in his resignation. Dr. Powers remains a member of the Company's Board of Directors.

In May 2016 Mr. Powers became the Company's Chief Scientific Officer.

On March 29, 2016, the Company and Dr. Richard Marshak entered into an Amended and Restated Employment Agreement (the "Marshak Employment Agreement"), which amends and restates the terms of the Employment Agreement dated as of March 22, 2016 by and between the Company and Dr. Marshak, and pursuant to which Dr. Marshak (i) continued his position as the Chief Executive Officer of the Company and (ii) is entitled to be appointed to the Company's Board of Directors promptly thereafter. The initial term of Dr. Marshak's employment expires on March 22, 2019 and thereafter, the Marshak Employment Agreement may be renewed for additional one year terms upon the mutual agreement of the parties, subject in each case to the termination provisions described therein.

The Company will pay Dr. Marshak an aggregate base annual salary of $300,000, payable on a bi-weekly or semi-monthly basis. In addition, Dr. Marshak shall (i) be entitled to three (3) weeks of paid time off, (ii) have the right to participate in the Company's general employee benefit plan(s), (iii) have the right to participate in an executive bonus plan and receive other bonus payments as determined by the Company's Board of Directors and (iv) be entitled to be reimbursed for reasonable business expenses. Subject to the approval of the Board of Directors and the approval of certain other actions, Dr. Marshak is expected to receive an option to purchase 4,200,000 shares of Common Stock which shall vest and be governed by the terms of the Plan and an award agreement to be entered into by and between the Company and Dr. Marshak. Upon the occurrence of a change of control transaction or the termination of Dr. Marshak's employment by the Company without cause or by Dr. Marshak for good reason, all unvested options or shares of restricted Common Stock shall immediately vest and either be exercisable or no longer subject to any restrictions, as applicable. In addition to other standard and customary payments receivable in connection with the termination of Dr. Marshak's employment, he shall be entitled to receive a severance payment equal to his base salary per month for the lesser of the number of months remaining in the current term of his employment or 18 months.

The Marshak Employment Agreement also prohibits Dr. Marshak from competing with the Company during the term of the Marshak Employment Agreement (with certain limited exceptions) and from soliciting or making known employees of the Company for a period of two (2) years following termination of the Marshak Employment Agreement. The foregoing is qualified in its entirety by reference to the terms of the Marshak Employment Agreement, which is filed as Exhibit 10.4 to our Form 8-K filed with the SEC on March 31, 2016.

On April 21, 2016, the Company and James Stapleton entered into an Employment Agreement (the "Stapleton Employment Agreement"), pursuant to which Mr. Stapleton is employed as the Chief Financial Officer of the Company, effective on May 2, 2016.  The Stapleton Employment Agreement requires annual base salary payments of $175,000 per year. Further, Mr. Stapleton is entitled to a one-time bonus of $40,000 payable upon the Company's achievement of certain financial targets.  In addition, the Company granted Mr. Stapleton an option to purchase up to 750,000 shares of Common Stock. The foregoing is qualified in its entirety by reference to the terms of the Stapleton Employment Agreement, which is filed as Exhibit 10.1 to our Form 8-K filed with the SEC on April 26, 2016.

Potential Payments Upon Termination or Change-in-Control

Other than any employment agreements described in this Annual Report on Form 10-K, we currently have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of the Company or a change in the named executive officer's responsibilities, with respect to each named executive officer.

Director Compensation

We do not have any agreements or formal plan for compensating our directors for their service in their capacity as directors, although our board of directors may, in the future, award stock options to purchase shares of common stock to our directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 24, 2017, with respect to the beneficial ownership of any outstanding common stock by (i) any holder of more than 5%, (ii) each of our named executive officers and directors, and (iii) our directors and officers as a group. Unless otherwise indicated, the business address of each person listed is in care of the Company, 7250 Redwood Boulevard, Suite 300, Novato, California 94945. The percentages in the table has been calculated on the basis of treating all shares of common stock outstanding for a particular person, all shares of common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options which are exercisable within 60 days of that date.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned
Chester Aldridge (2)	3,108,333	6.4%
Timothy Powers	-	0%
Brian Kennedy	-	0%
David R. Wells	-	0%
Richard Marshak	-	0%
James Stapleton	-	0%
All directors and officers as a group (5 persons)	3,108,333	6.4%

Principal Stockholders
Doug Froese (3)	14,060,000	28.8%

(1)	Based on 48,846,985 shares of common stock outstanding on March 24, 2017.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Review, Approval or Ratification of Transactions with Related Persons

As we have not adopted a code of ethics, we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person's immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with our best interests. During the fiscal year ended December 31, 2016, the Company entered into the following related party transactions:

The Company entered into the loans described in this Annual Report on Form 10-K with 0851229 BC Ltd. (the "Lender"). The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock. Such loans were consolidated into a Secured Note which amends, restates and modifies the terms of the such prior loans to the terms set forth in the Secured Note and contains other terms and conditions as described in the Company's Current Report on Form 8-K filed on March 31, 2016.

Dr. Brian Kennedy, the Chairman of the Company's Board of Directors, is also affiliated with the Buck Institute. Dr. Kennedy was CEO of the Buck Institute from July 2010 until December 2016, when he resigned as CEO. Currently, Dr. Kennedy is a Professor and Principal Investigator at the Buck Institute.

 The transactions between Mount Tam and the Buck Institute as more fully described in this Annual Report on Form 10-K may be considered related party transactions.

Director Independence

We do not currently have any independent directors. We evaluate independence by the standards for director independence established by Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc.

Subject to some exceptions, this standard generally provides that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director's immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director's immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director's immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director's immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director's immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company's consolidated gross revenues.

ITEM 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2016 and December 31, 2015 for professional services rendered by RBSM LLP, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees and Audit Related Fees	$72,500	$20,500
Tax Fees	-	-
All Other Fees	-	-
Total	$72,500	$20,500

In the above table, "audit fees" are fees billed by our company's external auditor for services provided in auditing our company's annual financial statements and review of financial statements included in our Form 10-Qs for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit or review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. "All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

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

2.1
Share Exchange and Conversion Agreement dated August 13, 2015, by and among the Company and the majority stockholder of the Company on the one hand; and Mount Tam Biotechnologies, Inc., a Delaware corporation (Mount Tam) and the stockholders of Mount Tam and the noteholders of Mount Tam on the other hand, incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed August 19, 2015.

2.2
Agreement and Plan of Merger by and between the Company and Mount TAM Biotechnologies, Inc., a Nevada corporation dated August 19, 2015, incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed September 1, 2015.

3.1	Articles of Incorporation incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed November 1, 2013.

3.2	Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed November 1, 2013.

3.3	Amendment to the Bylaws of the Company incorporated by reference to Exhibit 3.3 to the Company's Form 8-K filed August 19, 2015.

3.4	Articles of Merger dated August 19, 2015, incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed September 1, 2015.

4.1	Mount Tam Biotechnologies, Inc. 2016 Stock-Based Compensation Plan, incorporated by reference to Exhibit A to our Information Statement filed on July 11, 2016.

10.1
Research Collaboration and License Agreement by and between Buck Institute for Research on Aging, a California non-profit public benefit corporation and Mount Tam Biotechnologies, Inc., a corporation organized under the laws of Delaware dated as of August 17, 2014, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 19, 2015.

10.2
Employment Agreement by and between Mount Tam Biotechnologies, Inc., a Delaware corporation and Timothy Powers effective as of January 2, 2015, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 19, 2015.

10.3
Amendment to Employment Agreement by and between Mount Tam Biotechnologies, Inc., a Delaware corporation, Timothy Powers dated August 12, 2015, incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed August 19, 2015.

10.4
License and Services Agreement between the Buck Institute for Research on Aging, a California non-profit public benefit corporation and Mount Tam Biotechnologies, Inc., effective January 2, 2015, incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed August 19, 2015.

10.5	Cancellation and Transfer Agreement dated August 13, 2015 by and among the Company and Ramon Tejeda, incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed August 19, 2015.

10.6	Amended and Restated Employment Agreement of Richard Marshak, incorporated by reference to Exhibit 10.4 to our Form 8-K filed with the SEC on March 31, 2016.
10.7	Employment Agreement of James Stapleton, incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on April 26, 2016.
10.8	Amended and Restated Secured Convertible Promissory Note, incorporated by reference to Exhibit 99.1 to our Form 8-K filed with the SEC on June 15, 2016.

10.9	Amended and Restated Security Agreement, incorporated by reference to Exhibit 99.2 to our Form 8-K filed with the SEC on June 15, 2016.

10.10	Amended Letter Agreement, incorporated by reference to Exhibit 99.3 to our Form 8-K filed with the SEC on June 15, 2016.

10.11	Amendment No. 3 to Research and Collaboration and License Agreement with Buck Institute, incorporated by reference to Exhibit 99.1 to our Form 8-K filed with the SEC on July 22, 2016.

21.1	Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNT TAM BIOTECHNOLOGIES, INC.

Dated: March 31, 2017	By:	/s/ Richard Marshak
	Name:	Richard Marshak
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2017	By:	/s/ James P. Stapleton
	Name:	James P. Stapleton
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Richard Marshak	Chief Executive Officer and Director	March 31, 2017
Richard Marshak	(Principal Executive Officer)

/s/ James P. Stapleton	Chief Financial Officer	March 31, 2017
James P. Stapleton	(Principal Financial Officer)

/s/ Brian Kennedy	Chairman of the Board of Directors	March 31, 2017
Brian Kennedy

/s/ Timothy Powers	Director	March 31, 2017
Timothy Powers

/s/ Chester Aldridge	Director	March 31, 2017
Chester Aldridge