Form 10-Q
period 2017-03-31
Mount TAM Biotechnologies, Inc.
filed 2017-05-12
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number 333-192060

Mount Tam Biotechnologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	453797537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7250 Redwood Boulevard, Suite 300 Novato, California	949245
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (425) 214-4079

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of May 12, 2017, the issuer had 48,846,985 shares of its common stock, $0.0001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2017	2016
Assets	(Unaudited)
Cash and cash equivalents	$ 395,085	$ 375,498
Prepaid expense	26,061	4,171
Total Current Assets	421,146	379,669
Other Assets
Deposit	1,637	-

Total Assets	$ 422,783	$ 379,669

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$ 725,750	$ 593,421
Accounts payable and accrued liabilities- related parties	9,731	9,308
Notes payable	33,317	17,501
Convertible debenture, net of unamortized debt discount	573,288	-
Total Current Liabilities	1,342,086	620,230

Long Term Debt:
Convertible debenture, non-current, net of unamortized debt discount	-	553,640
Total Long Term Debt	-	553,640

Total Liabilities	1,342,086	1,173,870

Stockholders’ Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 48,846,985 and 47,846,984 shares issued and outstanding	4,884	4,784
Stock subscription payable	(45)	(45)
Stock to be issued	73,685	57,895
Additional paid in capital	4,211,377	3,676,871
Accumulated deficit	(5,209,204)	(4,533,706)
Total Stockholders’ Deficit	(919,303)	(794,201)
Total Liabilities and Stockholders’ Deficit	$ 422,783	$ 379,669

See accompanying notes to these unaudited condensed consolidated financial statements.

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2017	2016
Operating Expenses
Research and development	$ 167,500	$ 75,000
General and administrative	484,232	246,590
Total operating expenses	651,732	321,590

Operating loss	(651,732)	(321,590)

Other Income/Expenses
Other Income	534	-
Interest expense	(4,652)	(1,464)
Amortization of debt discount	(19,648)	(9,664)
Total other expenses	(23,766)	(11,128)

Net Loss	$ (675,498)	$ (332,718)

Net loss per share – basic and diluted	$ (0.01)	$ (0.01)

Weighted average common shares – basic and diluted	48,197,910	43,171,300

See accompanying notes to these unaudited condensed consolidated financial statements.

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$ (675,498)	$ (332,718)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of options	242,106	-
Stock based compensation	15,790	-
Amortization of debt discount	19,648	9,664
Expenses paid by the note holder	-	20,521
Amortization of prepaid expenses	4,171	2,811
Changes in operating assets and liabilities:
Prepaid expense	(8,486)	(25,025)
Deposits	(1,637)	-
Accounts payable and accrued liabilities	132,751	244,358
Net cash used in operating activities	(271,155)	(80,389)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities
Payment of loans	(1,758)	75,000
Proceeds from issuance of common stock	292,500	-
Net cash provided by financing activities	290,742	75,000

Net Increase (decrease) in cash	19,587	(5,389)

Cash, beginning of period	375,498	5,447

Cash, end of period	$ 395,085	$ 58

Supplemental disclosures:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

Non-cash investing and financing activities:
Debt discount due to beneficial conversion featute on note	$ -	$ 18,750
Loan received shown as prepaid expenses	$ 17,575	$ -

See accompanying notes to these unaudited condensed consolidated financial statements.

Mount TAM Biotechnologies, Inc.

Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2017

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

Note 2 – Summary of Significant Accounting Policies

The significant accounting policies applied in the annual consolidated financial statements of the Company as of March 31, 2017 are applied consistently in these interim consolidated condensed financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2017 have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position as of March 31, 2017, the Company’s results of operation and the cash flows for the three months ended March 31, 2017. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K filed on March 31, 2017. The December 31, 2016 condensed consolidated balance sheet data was derived from the audited financial statements included in the Form 10-K filed on March 31, 2017. The financial statements and notes are representations of the Company's management ("Management") and its board of directors (the "Board of Directors"), who are responsible for their integrity and objectivity.

Results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or any other future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amount on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and it does not believe it is exposed to any significant credit risk. As of March 31, 2017 and December 31, 2016 the Company had cash and cash equivalents of $395,085 and $375,498, respectively.

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

Research and Development costs

The Company follows Accounting Standards Codification Subtopic (“ASC”) 730-10, “Research and Development,” in which research and development costs are charged to the statement of operations as incurred. During the three months ended March 31, 2017 and 2016 the Company incurred $167,500 and $75,000, respectively of expenses related to research and development costs.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were no potentially dilutive shares for the three months ended March 31, 2017.

Accounts Payable

Accounts payable and accrued expenses include the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Accounts payable	$604,093	$335,249
Accounts payable to related parties	9,731	9,308
Accrued legal fees	-	145,279
Accrued interest	24,494	19,897
Accrued salary	93,813	92,996
Other current liabilities	3,350	-
Total accounts payable and accrued expenses	$735,481	$602,729

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

For the three months ended March 31, 2017 the Company has determined that there we no assets or liabilities measured at fair value on a recurring basis.

The Company believes the carrying amounts of cash and cash equivalents, other current assets, accounts payable, accrued expenses salaries, wages and payroll taxes, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no significant operating history and had a cumulative net loss from inception (August 13, 2014) to March 31, 2017 of $5,209,204. The Company has a working capital deficit of $920,939 as of March 31, 2017. Since inception, the Company has been funded through debt and equity financings. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended March 31, 2017, have been prepared assuming the Company will continue as a going concern. The Company believes its cash resources are insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization of its product candidates. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through borrowing and sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Since its inception, the Company has funded its operations primarily through debt financings and equity financings, and it expects that it will continue to fund its operations through a mix of equity and debt financings.  If the Company secures additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  The Company also expects to pursue non-dilutive financing sources. However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Going Concern ("ASU 2014-15"). ASU 2014-15 provides GAAP guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard did not have a material impact on the Company's financial statements.

Recent Accounting Pronouncements Issued But Not Adopted as of March 31, 2017

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs”. The Board is issuing this update to amend the amortization period for certain purchased callable debt securities held at a premium, the Board is shortening the amortization period for the premium to the earliest call date. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of adopting this guidance.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) ("ASU 2016-18"). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. The Company does not expect that the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements

In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) ("ASU 2016-15"). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2017. The Company had no impact, by the adoption of ASU 2014-15

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, we expect to adopt this guidance on January 1, 2018. The Company has not yet determined its approach to adoption or the impact the adoption of this guidance will have on its financial position, results of operations or cash flows, if any.

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

As a result of the Share Exchange, the Company assumed an obligation to a former note holder in the amount of $17,500. The unsecured promissory note in the amount of $15,000 is to an unrelated party. Pursuant to the terms of the note, the note is interest bearing at 3.5% and is due on demand. As of March 31, 2017, the Company has accrued interest of $1,871. Another unsecured promissory note is of $2,500 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. The Company is currently assessing how to revise the terms of this note.

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

The initial fair value of the beneficial conversion feature of the note on the date of issuance was determined to be $154,501. Out of this amount, $119,250 pertains to the notes issued during the twelve months ended December 31, 2016. The value of beneficial conversion feature is being amortized over the life of the loan. For the three months ended March 31, 2017 and 2016, the Company amortized debt discount of $19,648 and $9,664, respectively. The unamortized debt discount as of March 31, 2017, and December 31, 2016, is 44,717 and $64,365, respectively.

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

As of March 31, 2017, the Company had principal outstanding on this Secured Note of $618,004 and accrued interest of $18,320. Total interest expenses for the three months ended March 31, 2017 and 2016 was $4,597, and $1,464, respectively

Note 5 – Capital Stock

Common Stock

The Company has authority to issue up to 100,000,000 shares, par value $0.0001 per share. As of March 31, 2017, there were 48,846,985 shares of the Company’s common stock outstanding.

Mount Tam has an agreement with The Buck Institute as further detailed in Note 7 to maintain a certain common stock equity interest in the Company. As of March 31, 2017 and December 31, 2016 the Company owed to the Buck Institute 245,615 and 192,983 shares respectively, as a result of the Share Exchange and subsequent issuances of common stock. For the three months ended March 31, 2017 the Company needs to issue 52,632 shares which were treated as issuable for services and valued at $15,790.

During the year ended December 31, 2016, the Company issued 1,009,016 shares of common stock to The Buck Institute for stock to be issued which were accounted for in a prior period.

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

Pursuant to an agreement with the placement agent (see Note 7), in connection with the above sales of shares the Company paid a cash fees of 2.5% i.e. $7,500 since it was not directly introduced by the placement agent. Also the offering of $5,000,000 was not completed hence the Company is not liable to issue any warrants to the placement agent.

Note 6 – Stock Options

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

Stock-based compensation expense related to vested options was $242,106 for the three months ended March 31, 2017.

The Company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted during the year ended December 31, 2016.

Date of Grant
Expected term (years)	10
Expected volatility	131%-153%
Risk-free interest rate	1.26%-1.32%
Dividend yield	0%

As summary of option activity under the 2016 Plan as of March 31, 2017, and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	6,465,000	$0.59	9.35	$-
Granted	-	-	0	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2017	6,465,000	$0.59	9.10	$-
Exercisable at March 31, 2017	-	$-	0	$-

As of March 31, 2017, there was $2,823,403 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Note 7 – Commitments & Contingencies

From time to time Mount Tam may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company's financial position or results of operations.

Buck Institute

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

In addition, the Company issued to Buck Institute that number of shares equal to 5% of the Company's total outstanding shares. Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of Common Stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of March 31, 2017, the Company has issued 2,209,016 shares of the Company's Common Stock to Buck Institute and committed to issue 245,615 shares of the Company Common stock as additional shares.

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

As of March 31, 2017 none of the milestone events had yet been achieved.

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

By way of background, and as previously disclosed in the Company's public filings, the Company previously entered into a Research Collaboration and License Agreement (the "Buck Institute License Agreement") with the Buck Institute, which establishes a joint research effort with the Buck Institute to identify and develop compounds from two specific chemical chemotypes identified therein. The Company agreed to provide certain funding for Buck Institute's research efforts performed under the Buck Institute License Agreement. Under the terms of the Buck Institute License Agreement, Buck Institute assigned exclusive, worldwide rights to develop, manufacture and commercialize pharmaceutical products that incorporate a compound from one of two chemical compounds, identified therein, and exclusive rights to practice the drug discovery platform technology as necessary to research, develop and commercialize such pharmaceutical products. (Additional information about the Buck Institute License Agreement, together with prior amendments thereto, may be found in the Company's public filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 2016.)

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

Employment Agreements

On January 2, 2015, the Company entered into an employment agreement with its former Vice President, Research and Development. The employment agreement requires annual base salary payments of $150,000 per year. In addition, the Company has agreed to grant these executive stock options to purchase up to 360,000 shares of common stock. On August 10, 2015, this employee's employment agreement was amended as a result of his appointment to become the Company's Chief Executive Officer, and to change the number of expected to be granted options to 1,160,000 shares of the Company's Common Stock. As of December 31, 2016 these options were issued.

On January 2, 2015, the Company entered into a license and service agreement with Buck Institute. In connection with the agreement, the Company agreed to pay Buck Institute an annual fee of $24,500 to procure access to certain office space in the facility in order to conduct research and facilitate its research and development program. The agreement was amended in September 2015 to reduce an annual fee to $9,500.  This agreement was terminated in February 2017. In 2016 The Buck billed the Company $9,875 for office space fees plus a $2,000 administration fee, for a total of $11,875 for office space and administration services. For the fiscal year ended December 31, 2016, the Company paid $13,199 to the Buck for office space, which includes $2,125 of expense from 2015. For the first three months of 2017, The Buck Institute billed the Company $423 for intellectual property work reimbursement.  For the three months ended March 31, 2017 the Company paid $0 to the Buck for office space, however the Company did accrue $1,650 and $1,600 for January and February 2017 rent and costs associated with the Japanese patent issuance, respectively.  The office space lease with the Buck Institute expired on February 28, 2017 and was not renewed.

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

Placement agreement

On August 3, 2016 the Company entered into a Placement Agent Agreement with Colorado Financial Services Corporation ("CFSC") for a best efforts private placement of its common stock to investors. The term of the engagement is 12 months.  Either party may terminate the engagement earlier upon 10 days prior written notice. In connection with this engagement, the Company shall pay CFSC a cash fee of ten percent (7.5%) of gross proceeds from sales of Securities placed by CFSC in the Offering and two and half percent (2.5%) of gross proceeds of investors introduced by Company.  As additional compensation for services, the Company will, upon consummation of the Offering (i.e. $5,000,000), issue to CFSC warrants to purchase a number of shares of common stock of the Company equal to 500,000 shares at an exercise price of $0.50 per share. The warrants will have a term of three years from the date of issuance and have such other terms and conditions as shall be mutually agreed upon, including a cashless exercise feature.

Lease agreement

On February 10, 2017, the Company entered into an office lease agreement for office space in Novato, CA, for a term of six months, effective March 1, 2017, with a monthly lease payment of $818.40.

Note 8 – Related Party Transactions

In November 2014, we entered into a consulting agreement with a services firm, Wells Compliance Group, which is owned by our former interim Chief Financial Officer. As compensation for its services, Wells Compliance Group was to be paid $3,500 per month. As of March 31, 2017 and 2016 our accounts payable to the Wells Compliance Group was $0 and $25,909, respectively. During the three months ended March 31, 2017 and 2016, the Company expensed $0 and $10,500, respectively, for the services provided by Wells Compliance Group.  As of May, 2, 2016, Wells Compliance and the Company terminated the consulting agreement.

Pursuant to our agreements with the Buck Institute and with our Chairman of the Board Brian Kennedy (Professor and Principal Investigator at the Buck Institute), the Buck Institute is deemed a related party. Please see Note 7, Commitments and Contingencies, for discussion of our liabilities and obligations with the Buck Institute. During the three months ended March 31, 2017 and 2016, the Company expensed $3,673 and $81,938, respectively, for the services provided by Buck Institute, respectively. As of March 31, 2017 the Company owed to the Buck Institute 245,615 shares, as a result of the Share Exchange transaction and subsequent issuances of common stock. For the three months ended March 31, 2017, the Company committed to issue 52,632 shares, which were treated as issued for service and valued at $15,790. As of March 31, 2017 and December 31, 2016, our accounts payable balance to Buck Institute was $9,731 and $9,308 respectively.

In the year 2016, Buck Institute billed the Company for office space and administration services (Note 7).

See Note 4 for a description of the loans the Company received from 0851229 BC Ltd deemed a related party as a result of owning more than 10% of the Company's common stock.

In December 2015, we entered into an agreement with Lemon Fair Consulting, which is owned by our Chief Executive Officer, Dr. Richard Marshak. The agreement terminated when Dr. Marshak became our CEO on March 29, 2016. As of March 31, 2017 and 2016, the Company expensed $0 and $34,390 respectively, for the services provided by Lemon Fair Consulting, respectively. As March 31, 2017 our accounts payable to the Lemon Fair Consulting was $0.

Note 9 – Subsequent Events

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the results of operations and financial condition of Mount Tam Biotechnologies, Inc. for the three months ended March 31, 2017, should be read in conjunction with the financial statements of Mount Tam Biotechnologies, Inc., and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as Mount Tam Biotechnologies plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the form 10-K filed on March 31, 2017. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Plan of Operations

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $675,498 for the three months ended March 31, 2017 and has an accumulated deficit of $5,209,204 as of March 31, 2017.

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of March 31, 2017, the Company had working capital deficit of $920,939 with cash balance of $395,086. Our cash increased by approximately $19,587 during the three months ended March 31, 2017.

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

Additionally, pursuant to the Amendment, the parties agreed to settle past research funding amounts owed by the Company to The Buck Institute. The Company agreed to pay $40,000 within ten days of the execution of the Amendment, and The Buck Institute agreed that once this amount is paid, the Company will be deemed to be in full compliance with the terms of the License Agreement, including its payment obligations. On July 19, 2016, the Company made the $40,000 payment to The Buck Institute.  In addition to the $40,000 payment, on June 13, 2016, the Company paid to The Buck Institute $11,706 in connection with costs incurred to further the Company's intellectual property position under the License Agreement. Pursuant to the above amendment The Buck Institute waived $274,247 of payable by the Company. In addition, the Company issued to Buck Institute 1,009,016 shares of common stock, which was the number of shares required to equal to 5% of the Company's total outstanding shares. Pursuant to the original License Agreement, and the Amendment, The Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of common stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of March 31, 2017, the Company has issued 2,209,016 shares of the Company's common stock to The Buck Institute and committed to issue 245,615 shares of the Company's common stock as additional shares.

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

Negative Operating Cash Flow

We reported negative cash flow from operations for the three months ended March 31, 2017 and 2016. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $395,086 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with high volatility in prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

For the three months ended March 31, 2017 compared with the three months ended March 31, 2016

Revenue

We had no revenues for the three months ended March 31, 2017 and 2016. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $651,732 and $321,590 during the three months ended March 31, 2017 and 2016, respectively. Our operating expenses included research and development expenses in the amount of $167,500 and $75,000, and general and administrative expenses in the amount of $484,231 and $246,590 for three months ended March 31, 2017 and 2016, respectively.

Other Expense

Other expense totaled $23,766 and $11,128 during the three months ended March 31, 2017, and 2016, respectively. The increase is due to interest owed on notes used to finance our operations. Other expenses included interest expense in the amount of $4,652 and $1,464, and amortization of debt discount in the amount of $19,648 and $9,664 for three months ended March 31, 2017 and 2016, respectively.

Net Loss

As a result of the foregoing, during the three months ended March 31, 2017 and 2016, we recorded a net loss of $675,498 and $332,718, respectively.

Liquidity and Capital Resources

We had cash and equivalents of $395,086 at March 31, 2017.

Operating Activities

During the three months ended March 31, 2017, we used $271,155 of cash in operating activities, compared to $80,389 for the three months ended March 31, 2016. Non-cash adjustments included $242,106 and $0 related to options, $4,171 and $2,811 in amortization of prepaid expenses and net change in accounts payable and accrued liabilities of $132,751 and $244,558 during the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2017 and 2016, the Company amortized debt discount of $19,648 and $9,664, respectively. Stock-based compensation expense are for shares to be issued to Buck valued at $15,790 for the three months ended March 31, 2017.

Financing Activities

Financing activities provided $292,500 to us during the three months ended March 31, 2017 compared to $75,000 for the three months ended March 31, 2016. We received $0 in net proceeds from loans for the three months ended March 31, 2017 compared to $75,000 during the three months ended March 31, 2016. In addition, we received $292,500 in net proceeds from issuance of common stock for the three months ended March 31, 2017, compared to $0 during the three months ended March 31, 2016.

Sources of Liquidity and Capital

During the three months ended March 31, 2017, we received net proceeds from issuance of common stock in the amount of $292,500.  During the three months ended March 31, 2016, we received net proceeds from issuance of debt in the amount of $75,000. The capital raised has been used primarily to support our operations. As of March 31, 2017, the Company had remaining cash of $395,086 with net working capital deficit of $920,939. As a result of the Company’s significant operating expenditures and the lack of any significant product sales revenue, we expect to incur losses from operations for the near future.

We reported negative cash flow from operations for the period ended March 31, 2017 and 2016. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $395,086 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with volatility in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of March 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of March 31, 2017:

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

 PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 31, 2017 (the “2016 Form 10-K”).  The Risk Factors set forth in the 2016 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2016 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002+

32.2	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002+

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

† Filed herewith.

+ Furnished herewith.  In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*  Pursuant to Rule 406T of Regulation S-T, this XBRL information will not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor will it be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNT TAM BIOTECHNOLOGIES, INC.

Dated: May 12, 2017	By:	/s/ Richard Marshak
	Name:	Richard Marshak
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2017	By:	/s/ James P. Stapleton
	Name:	James P. Stapleton
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)