Form 10-Q
period 2017-06-30
Mount TAM Biotechnologies, Inc.
filed 2017-08-14
CIK 1589361

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

As of August 10, 2017, the issuer had 48,846,985 shares of its common stock, $0.0001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
Assets	2017	2016
Assets	(Unaudited)
Cash and cash equivalents	$89,241	$375,498
Prepaid expense	14,667	4,171
Total Current Assets	103,908	379,669
Other Assets
Deposit	1,637	-

Total Assets	$105,545	$379,669

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$735,272	$593,421
Accounts payable and accrued liabilities- related parties	74,612	9,308
Notes payable	28,045	17,501
Convertible debenture, net of unamortized debt discount	593,154	-
Total Current Liabilities	1,431,083	620,230

Long Term Debt:
Convertible debenture, non-current, net of unamortized debt discount	-	553,640
Total Long Term Debt	-	553,640

Total Liabilities	1,431,083	1,173,870

Stockholders’ Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 48,846,985 and 47,846,984 shares issued and outstanding	4,884	4,784
Stock subscription payable	(45)	(45)
Stock to be issued	73,685	57,895
Additional paid in capital	4,456,173	3,676,871
Accumulated deficit	(5,860,235)	(4,533,706)
Total Stockholders’ Deficit	(1,325,538)	(794,201)
Total Liabilities and Stockholders’ Deficit	$105,545	$379,669

See accompanying notes to these unaudited condensed consolidated financial statements.

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-

Cost of Goods Sold	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Research and development	136,559	66,042	304,059	141,042
General and administrative	489,736	526,735	973,968	773,325
Total operating expenses	626,295	592,777	1,278,027	914,367

Operating loss	(626,295)	(592,777)	(1,278,027)	(914,367)

Other Income/Expenses
Other Income			534	-
Interest expense	(4,869)	(3,080)	(9,522)	(4,544)
Amortization of debt discount	(19,866)	(35,735)	(39,514)	(45,399)
Total other expenses	(24,735)	(38,815)	(48,502)	(49,943)

Net Loss	$(651,030)	$(631,592)	$(1,326,529)	$(964,310)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares – basic and diluted	48,846,985	43,171,300	48,524,241	43,171,300

See accompanying notes to these unaudited condensed consolidated financial statements.

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(1,326,529)	$(964,310)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of options	486,902	159,058
Stock based compensation	15,790	-
Amortization of debt discount	39,514	45,399
Expenses paid by the note holder	-	12,313
Amortization of prepaid expenses	15,565	5,622
Changes in operating assets and liabilities:
Prepaid expense	(8,458)	(25,025)
Deposits	(1,637)	-
Accounts payable and accrued liabilities	207,154	359,237
Net cash used in operating activities	(571,699)	(407,706)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities
Proceed from loans	-	407,000
Payment of loans	(7,058)	-
Proceeds from issuance of common stock	292,500	-
Net cash provided by financing activities	285,442	407,000

Net decrease in cash	(286,257)	(706)

Cash, beginning of period	375,498	5,447

Cash, end of period	$89,241	$4,741

Supplemental disclosures:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Waiver of payable-related parties transferred to additional paid incapital	$-	$274,247
Debt discount due to beneficial conversion featute on note	$-	$101,750
Loan received shown as prepaid expenses	$17,575	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

Mount TAM Biotechnologies, Inc.

Unaudited Condensed Consolidated Financial Statements

For the six months ended June 30, 2017

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

Note 2 – Summary of Significant Accounting Policies

The significant accounting policies applied in the annual consolidated financial statements of the Company as of June 30, 2017 are applied consistently in these interim consolidated condensed financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2017 have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position as of June 30, 2017, the Company’s results of operation and the cash flows for the three and six months ended June 30, 2017. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K filed on March 31, 2017. The December 31, 2016 condensed consolidated balance sheet data was derived from the audited financial statements included in the Form 10-K filed on March 31, 2017. The financial statements and notes are representations of the Company's management ("Management") and its board of directors (the "Board of Directors"), who are responsible for their integrity and objectivity.

Results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or any other future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amount on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and it does not believe it is exposed to any significant credit risk. As of June 30, 2017 and December 31, 2016 the Company had cash and cash equivalents of $89,241 and $375,498, respectively.

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

Research and Development costs

The Company follows Accounting Standards Codification Subtopic (“ASC”) 730-10, “Research and Development,” in which research and development costs are charged to the statement of operations as incurred. During the three months ended June 30, 2017 and 2016 the Company incurred $136,559 and $66,042, respectively of expenses related to research and development costs. During the six months ended June 30, 2017 and 2016 the Company incurred $304,059 and $141,042, respectively of expenses related to research and development costs.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were no potentially dilutive shares for the six months ended June 30, 2017.

Accounts Payable

Accounts payable and accrued expenses include the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Accounts payable	$591,264	$335,249
Accounts payable to related parties	74,612	9,308
Accrued legal fees	-	145,279
Accrued interest	29,195	19,897
Accrued salary	92,630	92,996
Other current liabilities	22,182	-
Total accounts payable and accrued expenses	$809,883	$602,729

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

For the six months ended June 30, 2017 the Company has determined that there we no assets or liabilities measured at fair value on a recurring basis.

The Company believes the carrying amounts of cash and cash equivalents, other current assets, accounts payable, accrued expenses salaries, wages and payroll taxes, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no significant operating history and had a cumulative net loss from inception (August 13, 2014) to June 30, 2017 of $5,860,235. The Company has a working capital deficit of $1,327,538 as of June 30, 2017. Since inception, the Company has been funded through debt and equity financings. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended June 30, 2017, have been prepared assuming the Company will continue as a going concern. The Company believes its cash resources are insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization of its product candidates. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.

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

Recent Accounting Pronouncements Issued But Not Adopted as of June 30, 2017

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

As a result of the Share Exchange, the Company assumed an obligation to a former note holder in the amount of $17,500. The unsecured promissory note in the amount of $15,000 is to an unrelated party. Pursuant to the terms of the note, the note is interest bearing at 3.5% and is due on demand. As of June 30, 2017, the Company has accrued interest of $2,000. Another unsecured promissory note is of $2,500 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. The Company is currently assessing how to revise the terms of this note.

Note 4 – Convertible Notes

On January 2, 2015, the Company issued a convertible promissory note in the principal amount of $400,000 to a third party investor, which included $53,209 in principal amount for a previously issued note (see Note 3) at a conversion price of $0.50. Such note bears an interest rate of 1% per year and matures on September 2, 2015. On August 13, 2015, this note was fully converted into 800,000 shares of common stock.

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

The initial fair value of the beneficial conversion feature of the note on the date of issuance was determined to be $154,501. Out of this amount, $119,250 pertains to the notes issued during the twelve months ended December 31, 2016. The value of beneficial conversion feature is being amortized over the life of the loan. For the three months ended June 30, 2017 and 2016, the Company amortized debt discount of $19,866 and $35,735, respectively. For the six months ended June 30, 2017 and 2016, the Company amortized debt discount of $39,514 and $45,399, respectively. The unamortized debt discount as of June 30, 2017 and December 31, 2016, is $24,851 and $64,365, respectively.

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

As of June 30, 2017, the Company had principal outstanding on this Secured Note of $618,004 and accrued interest of $27,195.  For the three months ended June 30, 2017 and 2016, the Company had interest expenses of $4,701 and $2,916, respectively. Total interest expenses for the three months ended June 30, 2017 and 2016 was $4,869 and $3,080, respectively. Total interest expenses for the six months ended June 30, 2017 and 2016 was $9,266 and $4,232, respectively.

Note 5 – Capital Stock

Common Stock

The Company has authority to issue up to 100,000,000 shares, par value $0.0001 per share. As of June 30, 2017, there were 48,846,985 shares of the Company’s common stock outstanding.

Mount Tam has an agreement with The Buck Institute as further detailed in Note 7 to maintain a certain common stock equity interest in the Company. As of June 30, 2017 and December 31, 2016 the Company owed to the Buck Institute 245,615 and 192,983 shares respectively, as a result of the Share Exchange and subsequent issuances of common stock. For the six months ended June 30, 2017 the Company needs to issue 52,632 shares which were treated as issuable for services and valued at $15,790.

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

Stock-based compensation expense related to vested options was $244,797 and $486,903 for the three and six months ended June 30, 2017, respectively.

The Company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted during the year ended December 31, 2016.

Date of Grant
Expected term (years)	10
Expected volatility	131%-153%
Risk-free interest rate	1.26%-1.32%
Dividend yield	0%

As summary of option activity under the 2016 Plan as of June 30, 2017, and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	6,465,000	$0.59	9.35	$-
Granted	-	-	0	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2017	6,465,000	$0.59	8.85	$-
Exercisable at June 30, 2017	1,675,833	$0.59	8.84	$-

As of June 30, 2017, there was $2,578,626 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.

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

In addition, the Company issued to Buck Institute that number of shares equal to 5% of the Company's total outstanding shares. Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of Common Stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of June 30, 2017, the Company has issued 2,209,016 shares of the Company's Common Stock to Buck Institute and committed to issue 245,615 shares of the Company Common stock as additional shares.

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

As of June 30, 2017 none of the milestone events had yet been achieved.

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

On January 2, 2015, the Company entered into a license and service agreement with Buck Institute. In connection with the agreement, the Company agreed to pay Buck Institute an annual fee of $24,500 to procure access to certain office space in the facility in order to conduct research and facilitate its research and development program. The agreement was amended in September 2015 to reduce an annual fee to $9,500.  This agreement was terminated in February 2017. In 2016 The Buck billed the Company $9,875 for office space fees plus a $2,000 administration fee, for a total of $11,875 for office space and administration services. For the fiscal year ended December 31, 2016, the Company paid $13,199 to the Buck for office space, which includes $2,125 of expense from 2015.For the first six months of 2017, The Buck Institute billed the Company $51,467 for intellectual property work reimbursement.  For the three and six months ended June 30, 2017 the Company paid $0 to the Buck for office space, however the Company did accrue $1,650 and $1,600 for January and February 2017 rent and costs associated with the foreign patent issuance, respectively.  The office space lease with the Buck Institute expired on February 28, 2017 and was not renewed.

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

Placement agreement

On August 3, 2016 the Company entered into a Placement Agent Agreement with Colorado Financial Services Corporation ("CFSC") for a best efforts private placement of its common stock to investors. The term of the engagement is 12 months.  Either party may terminate the engagement earlier upon 10 days prior written notice. In connection with this engagement, the Company shall pay CFSC a cash fee of ten percent (7.5%) of gross proceeds from sales of Securities placed by CFSC in the Offering and two and half percent (2.5%) of gross proceeds of investors introduced by Company.  As additional compensation for services, the Company will, upon consummation of the Offering (i.e. $5,000,000), issue to CFSC warrants to purchase a number of shares of common stock of the Company equal to 500,000 shares at an exercise price of $0.50 per share. The warrants will have a term of three years from the date of issuance and have such other terms and conditions as shall be mutually agreed upon, including a cashless exercise feature. On May 8, 2017 the Company terminated the Placement Agent Agreement.

Lease agreement

On February 10, 2017, the Company entered into an office lease agreement for office space in Novato, CA, for a term of six months, effective March 1, 2017, with a monthly lease payment of $818.40.

Note 8 – Related Party Transactions

In November 2014, we entered into a consulting agreement with a services firm, Wells Compliance Group, which is owned by our former interim Chief Financial Officer. As compensation for its services, Wells Compliance Group was to be paid $3,500 per month. As of June 30, 2017 and December 31, 2016 our accounts payable to the Wells Compliance Group was $0. During the three months ended June 30, 2017 and 2016, the Company expensed $0 and $9,000, respectively, for the services provided by Wells Compliance Group.  During the six months ended June 30, 2017 and 2016, the Company expensed $0 and $19,500, respectively, for the services provided by Wells Compliance Group. As of May 2, 2016, Wells Compliance and the Company terminated the consulting agreement.

Pursuant to our agreements with the Buck Institute and with our Chairman of the Board Brian Kennedy (Professor and Principal Investigator at the Buck Institute), the Buck Institute is deemed a related party. Please see Note 7, Commitments and Contingencies, for discussion of our liabilities and obligations with the Buck Institute.  During the six months ended June 30, 2017 and 2016, the Company expensed $63,304 and $18,081, respectively, for the services provided by Buck Institute. For the three months ended June 30, 2017 and 2016, the Company expensed $58,302 and $18,081, respectively, for services provided by the Buck Institute. As of June 30, 2017 the Company owed to the Buck Institute 245,615 shares of its Common Stock, as a result of the Share Exchange transaction and subsequent issuances of common stock. For the six months ended June 30, 2017, the Company did not issue any additional shares. As of June 30, 2017 and December 31, 2016, our accounts payable balance to Buck Institute was $74,612 and $9,308 respectively.

In the year 2016, Buck Institute billed the Company for office space and administration services (Note 7).

See Note 4 for a description of the loans the Company received from 0851229 BC Ltd deemed a related party as a result of owning more than 10% of the Company's common stock.

In December 2015, we entered into an agreement with Lemon Fair Consulting, which is owned by our Chief Executive Officer, Dr. Richard Marshak. The agreement terminated when Dr. Marshak became our CEO on March 29, 2016. As of June 30, 2017 and 2016, the Company expensed $0 and $34,390 respectively, for the services provided by Lemon Fair Consulting, respectively. As June 30, 2017 our accounts payable to the Lemon Fair Consulting was $0.

Note 9 – Subsequent Events

On August 10, 2017, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 3,846,154 shares of the Company's common stock for an aggregate purchase price of $500,000, of which $200,000 has been received, and a promissory note for $300,000 was received from the investor, requiring three $100,000 payments to the Company during a 90 day period which ends on November 12, 2017.

On August 11, 2017 the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 192,308 shares of the Company's common stock for an aggregate purchase price of $25,000, of which the Company received on August 11.

The Company incurred $13,125 as cash fee expenses due to the placement agent Colorado Financial Services Corp for both investments, as both investors are investors who participated in an earlier private placement where Colorado Financial Services Corp was the placement agent.

The Company intends to use the proceeds from this investment for general corporate and working capital purposes.  The investors received a warrant to purchase an additional 504,808 shares at an exercise price of $0.15 per share, and a warrant to purchase an additional 504,808 shares at an exercise price of $0.20 per share. Both warrants have a call provision when the Company's common stock trades for five consecutive days at a price equal to or greater than 500% of the exercise price of each warrant agreement. Both warrants expire August 10, 2022.

Although Young America Capital, LLC (“YAC”) is a placement agent for the current private placement, the $525,000.02 was received from existing shareholders who participated in a previous private placement where Colorado Financial Services Corp served as the Placement Agent, such that Colorado Financial Services Corp. (“Colorado”) will receive a 2.5% fee pursuant to a "tail agreement” within the previous agreement with Colorado. The agreement with YAC excluded existing investors and any additional investments they might make from fees due to YAC.

Young America Capital, LLC is a Placement Agent for a current private placement, and is entitled to a fee of between 2.0% and 8.0% of the offering price of the common shares they sell to investors.  In addition, the Placement Agent will be issued a warrant granting the Placement Agent the right to purchase shares of common stock equal to 8.0% of the number of shares of common stock they sell in the aforementioned offering, which is still ongoing as of the date of this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the results of operations and financial condition of Mount Tam Biotechnologies, Inc. for the three and six months ended June 30, 2017, should be read in conjunction with the financial statements of Mount Tam Biotechnologies, Inc., and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as Mount Tam Biotechnologies plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the form 10-K filed on March 31, 2017. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Plan of Operations

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $651,030 and $1,326,529 for the three and six months ended June 30, 2017, respectively and has an accumulated deficit of $5,860,235 as of June 30, 2017.

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of June 30, 2017, the Company had working capital deficit of $1,327,175 with cash balance of $89,241. Our cash decreased by $286,257 during the six months ended June 30, 2017.

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

Additionally, pursuant to the Amendment, the parties agreed to settle past research funding amounts owed by the Company to The Buck Institute. The Company agreed to pay $40,000 within ten days of the execution of the Amendment, and The Buck Institute agreed that once this amount is paid, the Company will be deemed to be in full compliance with the terms of the License Agreement, including its payment obligations. On July 19, 2016, the Company made the $40,000 payment to The Buck Institute.  In addition to the $40,000 payment, on June 13, 2016, the Company paid to The Buck Institute $11,706 in connection with costs incurred to further the Company's intellectual property position under the License Agreement. Pursuant to the above amendment The Buck Institute waived $274,247 of payable by the Company. In addition, the Company issued to Buck Institute 1,009,016 shares of common stock, which was the number of shares required to equal to 5% of the Company's total outstanding shares. Pursuant to the original License Agreement, and the Amendment, The Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of common stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of June 30, 2017, the Company has issued 2,209,016 shares of the Company's common stock to The Buck Institute and committed to issue 245,615 shares of the Company's common stock as additional shares.

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

Negative Operating Cash Flow

We reported negative cash flow from operations for the six months ended June 30, 2017 and 2016. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $89,241 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with high volatility in prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

For the three months ended June 30, 2017 compared with the three months ended June 30, 2016

Revenue

We had no revenues for the three months ended June 30, 2017 and 2016. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $626,295 and $592,777 during the three months ended June 30, 2017 and 2016, respectively. Our operating expenses included research and development expenses in the amount of $136,559 and $66,042, and general and administrative expenses in the amount of $489,736 and $526,735 for three months ended June 30, 2017 and 2016, respectively.

Other Expense

Other expense totaled $24,735 and $38,815 during the three months ended June 30, 2017, and 2016, respectively. The decrease is due to lower amortization of debt discount associated with our convertible note. Other expenses included interest expense in the amount of $4,869 and $3,080, and amortization of debt discount in the amount of $19,866 and $35,735 for three months ended June 30, 2017 and 2016, respectively.

Net Loss

As a result of the foregoing, during the three months ended June 30, 2017 and 2016, we recorded a net loss of $651,030 and $631,592, respectively.

For the six months ended June 30, 2017 compared with the six months ended June 30, 2016

Revenue

We had no revenues for the six months ended June 30, 2017 and 2016. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $1,278,027 and $914,367 during the six months ended June 30, 2017 and 2016, respectively. Our operating expenses included research and development expenses in the amount of $304,059 and $141,042, and general and administrative expenses in the amount of $973,968 and $773,325 for six months ended June 30, 2017 and 2016, respectively.

Other Expense

Other expense totaled $48,502 and $49,943 during the six months ended June 30, 2017, and 2016, respectively. The decrease is due to lower amortization of debt discount associated with our convertible note. Other expenses included interest expense in the amount of $9,522 and $4,544, and amortization of debt discount in the amount of $39,514 and $45,399 for six months ended June 30, 2017 and 2016, respectively.

Net Loss

As a result of the foregoing, during the six months ended June 30, 2017 and 2016, we recorded a net loss of $1,326,529 and $964,310 respectively.

Liquidity and Capital Resources

We had cash and equivalents of $89,241 at June 30, 2017.

Operating Activities

During the six months ended June 30, 2017, we used $571,699 of cash in operating activities, compared to $407,706 for the six months ended June 30, 2016. Non-cash adjustments included $486,902 and $159,058 related to options, $15,565 and $5,622 in amortization of prepaid expenses, $15,790 and $0 in stock based compensation for the shares issued to Buck, $39,514 and $45,399 in amortization of debt discount and net change in accounts payable and accrued liabilities of $207,154 and $359,237 during the six months ended June 30, 2017 and 2016, respectively.

Financing Activities

Financing activities provided $285,442 to us during the six months ended June 30, 2017 compared to $407,000 for the six months ended June 30, 2016. We received $0 in net proceeds from loans for the six months ended June 30, 2017 compared to $407,000 during the six ended June 30, 2016. In addition, we received $292,500 in net proceeds from issuance of common stock for the six months ended June 30, 2017, compared to $0 during the six months ended June 30, 2016. Also we paid $7,058 toward repayment of loans during the six months ended June 30, 2017.

Sources of Liquidity and Capital

During the six months ended June 30, 2017, we received net proceeds from issuance of common stock in the amount of $292,500.  During the six months ended June 30, 2016, we received net proceeds from issuance of debt in the amount of $407,000. The capital raised has been used primarily to support our operations. As of June 30, 2017, the Company had remaining cash of $89,241 with net working capital deficit of $1,327,175. As a result of the Company’s significant operating expenditures and the lack of any significant product sales revenue, we expect to incur losses from operations for the near future.

We reported negative cash flow from operations for the period ended June 30, 2017 and 2016. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $89,241 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with volatility in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of June 30, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of June 30, 2017:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10, 2017, the Company entered into a Subscription Agreement with certain investors, pursuant to which investors purchased from the Company 4,038,462 shares of the Company’s common stock for an aggregate purchase price of $525,000.02. In connection with such transaction, the Company issued warrants to such investors entitling such investors to purchase up to 1,009,616 shares of the Company’s common stock, 504,808 of which are to be purchased at the purchase price of $0.15 per share if such warrant is exercised, and the other 504,808 shares to be purchased at the purchase price of $0.20 per share if such warrant is exercised.   Such warrants expire on August 31, 2022.  Such securities were offered to the investors in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506(b) of Regulation D promulgated thereunder.  The proceeds from such sale will be used for general corporate purposes. Young America Capital, LLC acted as the Placement Agent for such transaction and is entitled to a fee of between 2.0% and 8.0% of the offering price of the common shares sold to investors.  In addition, the Placement Agent was issued a warrant granting the Placement Agent the right to purchase shares of common stock equal to 8.0% of the number of shares of common stock issued by the Company in the aforementioned offering, which is still ongoing as of the date of this report.

Our reliance on Regulation D under the Securities Act was based in part upon written representations made by the investor that: (a) the investor is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the investor agrees not to sell or otherwise transfer the securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption from such registration is available, (c) the investor has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in the Company, (d) the investor had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering or issuance and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the investor has no need for liquidity in its investment and could afford the complete loss of such investment.  In our reliance upon Rule 506(b) of Regulation D promulgated under the Securities Act, management made the determination, based upon written representations, that such investor was an “accredited investor” as defined in Rule 501 of Regulation D. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

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

†Filed herewith.

+Furnished herewith.  In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

MOUNT TAM BIOTECHNOLOGIES, INC.

Dated: August 14, 2017	By:	/s/ Richard Marshak
	Name:	Richard Marshak
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2017	By:	/s/ James P. Stapleton
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)