Form 10-Q
period 2017-09-30
Mount TAM Biotechnologies, Inc.
filed 2017-11-07
CIK 1589361

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

As of November 7, 2017, the issuer had 52,885,446 shares of its common stock, $0.0001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2017	2016
Assets	(Unaudited)
Cash and cash equivalents	$ 115,804	$ 375,498
Prepaid expense	9,098	4,171
Short-term note receivable	150,000	-
Total Current Assets	274,902	379,669
Other Assets
Deposit	11,546	-

Total Assets	$ 286,448	$ 379,669

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$ 842,813	$ 593,421
Accounts payable and accrued liabilities- related parties	28,909	9,308
Notes payable	22,773	17,501
Convertible debenture, net of unamortized debt discount	611,904	-
Total Current Liabilities	1,506,399	620,230

Long Term Debt:
Convertible debenture, non-current, net of unamortized debt discount	-	553,640
Total Long Term Debt	-	553,640

Total Liabilities	1,506,399	1,173,870

Stockholders’ Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 52,885,446 and 47,846,984 shares issued and outstanding	5,288	4,784
Stock subscription payable	(45)	(45)
Stock to be issued	101,316	57,895
Additional paid in capital	5,213,180	3,676,871
Accumulated deficit	(6,539,690)	(4,533,706)
Total Stockholders’ Deficit	(1,219,951)	(794,201)
Total Liabilities and Stockholders’ Deficit	$ 286,448	$ 379,669

See accompanying notes to these unaudited condensed consolidated financial statements

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Revenue	$ -	$ -	$ -	$ -

Cost of Goods Sold	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Research and development	210,363	89,137	514,422	230,179
General and administrative	445,474	438,839	1,419,442	1,212,164
Total operating expenses	655,837	527,976	1,933,864	1,442,343

Operating loss	(655,837)	(527,976)	(1,933,864)	(1,442,343)

Other Income/Expenses
Other Income	-	-	534	-
Interest expense	(4,869)	(4,756)	(14,391)	(9,300)
Amortization of debt discount	(18,749)	(19,728)	(58,263)	(65,127)
Total other expenses	(23,618)	(24,484)	(72,120)	(74,427)

Net Loss	$ (679,455)	$ (552,460)	(2,005,984)	$ (1,516,770)

Net loss per share – basic and diluted	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.04)

Weighted average common shares – basic and diluted	51,085,698	44,180,316	49,387,442	43,510,094

See accompanying notes to these unaudited condensed consolidated financial statements

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$ (2,005,984)	$ (1,516,770)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of options	734,389	400,702
Stock based compensation	43,421	-
Amortization of debt discount	58,263	65,127
Expenses paid by the note holder	-	6,157
Amortization of prepaid expenses	20,694	15,358
Changes in operating assets and liabilities:
Prepaid expense	(8,047)	(25,025)
Deposits	(11,546)	-
Accounts payable and accrued liabilities	268,993	311,267
Net cash used in operating activities	(899,817)	(743,184)

Cash Flows from Investing Activities:
Net cash provided by investment activities	-	-

Cash Flows from Financing Activities
Proceed from loans	-	477,000
Payment of loans	(12,301)	-
Proceeds from issuance of common stock	652,424	975,000
Net cash provided by financing activities	640,123	1,452,000

Net decrease in cash	(259,694)	708,816

Cash, beginning of period	375,498	5,447

Cash, end of period	$ 115,804	$ 714,263

Supplemental disclosures:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

Non-cash investing and financing activities:
Waiver of payable-related parties transferred to additional paid-in-capital	$ -	$ 274,247
Debt discount due to beneficial conversion feature on note	$ -	$ 119,250
Shares issued as part of stock to be issued	$ -	$ 45,000
Shares issued as part of short-term note receivable	$ 150,000	$ -
Loan received shown as prepaid expenses	$ 17,575	$ -

See accompanying notes to these unaudited condensed consolidated financial statements.

Mount TAM Biotechnologies, Inc.

Unaudited Condensed Consolidated Financial Statements

For the nine months ended September 30, 2017

Note 1 – Nature of the Business

The terms "we," "us," "our," "registrant," and the "Company" refer to Mount Tam Biotechnologies, Inc., a Nevada corporation, and, where applicable, Mount Tam Biotechnologies, Inc., a Delaware corporation and our wholly-owned subsidiary ("Mount Tam"). The Company is an early-stage life sciences and technology company pursuing the development of bio-pharmaceuticals to treat serious diseases, including autoimmune disorders. The Company intends to optimize and bring to market a portfolio of products focused on improving the health and wellbeing of individuals afflicted with serious diseases, with a lead product targeting systemic lupus erythematosus (SLE) and a strategy to bring to market novel therapeutics across a range of important therapeutic areas. The Company is headquartered in the San Francisco Bay Area.

To meet its business objectives, the Company formed a strategic partnership with the Buck Institute for Research on Aging ("Buck Institute"), an independent research facility focused on understanding the connection between aging and chronic disease. As part of the partnership, the Company signed an exclusive worldwide licensing and collaboration agreement with the Buck Institute that includes many of the Buck Institute's intangible research and development assets in the area of autoimmune disorders. This collaboration has since been expanded to include all therapeutic and diagnostic uses of certain compounds in the human or veterinary fields.  The Company's research and development efforts are currently focused on a pre-clinical stage compound for the treatment of SLE with potential to treat other serious diseases, and on bringing its compounds forward as potential cancer therapeutics through its oncology Discovery program. The Company has not produced any revenues from the intangible research and development assets it acquired from Buck Institute and it has not commenced its planned principal operations.

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

The Company is subject to a number of risks, including: the need to raise capital through equity and/or debt financings; the uncertainty whether the Company’s research and development efforts will result in successful commercial products; competition from larger organizations; reliance on licensing proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators.  See the section titled “Risk Factors” included in the 2016 Annual Report filed on Form 10-K with Securities and Exchange Commission (SEC).

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

Note 2 – Summary of Significant Accounting Policies

The significant accounting policies applied in the annual consolidated financial statements of the Company as of September 30, 2017 are applied consistently in these interim consolidated condensed financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2017 have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position as of September 30, 2017, the Company’s results of operation and the cash flows for the three and nine months ended September 30, 2017. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K filed on March 31, 2017. The December 31, 2016 condensed consolidated balance sheet data was derived from the audited financial statements included in the Form 10-K filed on March 31, 2017. The financial statements and notes are representations of the Company's management ("Management") and its board of directors (the "Board of Directors"), who are responsible for their integrity and objectivity.

Results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or any other future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amount on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and it does not believe it is exposed to any significant credit risk. As of September 30, 2017 and December 31, 2016 the Company had cash and cash equivalents of $115,804 and $375,498, respectively.

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

Research and Development costs

The Company follows Accounting Standards Codification Subtopic (“ASC”) 730-10, “Research and Development,” in which research and development costs are charged to the statement of operations as incurred. During the three months ended September 30, 2017 and 2016 the Company incurred $210,363 and $89,137, respectively of expenses related to research and development costs. During the nine months ended September 30, 2017 and 2016 the Company incurred $514,422 and $230,179, respectively of expenses related to research and development costs.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were no potentially dilutive shares for the nine months ended September 30, 2017.

Accounts Payable

Accounts payable and accrued expenses include the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Accounts payable	$612,000	$335,249
Accounts payable to related parties	28,909	9,308
Accrued legal fees	-	145,279
Accrued interest	33,895	19,897
Accrued salary	151,073	92,996
Other current liabilities	45,845	-
Total accounts payable and accrued expenses	$871,722	$602,729

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

For the nine months ended September 30, 2017 the Company has determined that there we no assets or liabilities measured at fair value on a recurring basis.

The Company believes the carrying amounts of cash and cash equivalents, other current assets, accounts payable, accrued expenses salaries, wages and payroll taxes, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no significant operating history and had a cumulative net loss from inception (August 13, 2014) to September 30, 2017 of $6,539,690. The Company has a working capital deficit of $1,231,497 as of September 30, 2017. Since inception, the Company has been funded through debt and equity financings. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended September 30, 2017, have been prepared assuming the Company will continue as a going concern. The Company believes its cash resources are insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization of its product candidates. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.

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

Recent Accounting Pronouncements Issued But Not Adopted as of September 30, 2017

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

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. The Company adopted this guidance on January 1, 2017. The Company had no impact, by the adoption of ASU 2014-15

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, we expect to adopt this guidance on January 1, 2018. The Company has not yet determined its approach to adoption or the impact the adoption of this guidance will have on its financial position, results of operations or cash flows, if any.

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

Note 3 – Note Payable

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

As a result of the Share Exchange, the Company assumed an obligation to a former note holder in the amount of $17,500. The unsecured promissory note in the amount of $15,000 is to an unrelated party. Pursuant to the terms of the note, the note is interest bearing at 3.5% and is due on demand. As of September 30, 2017, the Company has accrued interest of $2,000. Another unsecured promissory note is of $2,500 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. The Company is currently assessing how to revise the terms of this note.

Note 4 – Convertible Notes

During the year ended December 31, 2015, the Company in total borrowed $141,004 from 0851229 BC Ltd. (the "Lender") through a convertible note bearing 3% interest with a maturity date of March 18, 2017.The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock.

During the year ended December 31, 2016, the Company borrowed $477,000 from 0851229 BC Ltd. (the "Lender") through a convertible note bearing 3% interest with a maturity date of March 18, 2017. The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock.

The initial fair value of the beneficial conversion feature of the note on the date of issuance was determined to be $154,501. Out of this amount, $119,250 pertains to the notes issued during the twelve months ended December 31, 2016. The value of beneficial conversion feature is being amortized over the life of the loan. For the three months ended September 30, 2017 and 2016, the Company amortized debt discount of $18,749 and $19,728, respectively. For the nine months ended September 30, 2017 and 2016, the Company amortized debt discount of $58,263 and $65,127, respectively. The unamortized debt discount as of September 30, 2017 and December 31, 2016, is $6,101 and $64,365, respectively.

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

As of September 30, 2017, the Company had principal outstanding on this Secured Note of $618,004 and accrued interest of $33,895.  On the convertible note for the three months ended September 30, 2017 and 2016, the Company had interest expenses of $4,572 and $4,601, respectively. On the convertible note for the nine months ended September 30, 2017 and 2016, the Company had interest expenses of $13,613 and $8,726, respectively.

Total interest expenses for the three months ended September 30, 2017 and 2016 was $4,869 and $4,756, respectively. Total interest expenses for the nine months ended September 30, 2017 and 2016 was $14,391 and $9,300, respectively.

Note 5 – Capital Stock

Common Stock

The Company has authority to issue up to 100,000,000 shares, par value $0.0001 per share. As of September 30, 2017, there were 52,885,446 shares of the Company’s common stock outstanding.

Mount Tam has an agreement with The Buck Institute as further detailed in Note 7 to maintain a certain common stock equity interest in the Company. As of September 30, 2017 and December 31, 2016 the Company owed to the Buck Institute 458,167 and 192,983 shares respectively, as a result of the Share Exchange and subsequent issuances of common stock. For the nine months ended September 30, 2017 the Company needs to issue 265,183 shares which were treated as issuable for services and valued at $43,421.

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

Pursuant to an agreement with the placement agent (see Note 7), in connection with the above sales of shares the Company paid a cash fees of 2.5% i.e. $7,500 since it was not directly introduced by the placement agent. Also, the offering of $5,000,000 was not completed hence the Company is not liable to issue any warrants to the placement agent.

On August 10, 2017, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 3,846,154 shares of the Company's common stock for an aggregate purchase price of $500,000, of which $200,000 has been received, and a promissory note for $300,000 was received from the investor, requiring three $100,000 payments to the Company during a 90 day period which ends on November 12, 2017.  The Company incurred $14,451 as cash fee expenses towards the placement agent. The Company intends to use the proceeds from this investment for general corporate and working capital purposes.  The investor received a warrant to purchase an additional 480,769 shares at an exercise price of $0.15 per share, and a warrant to purchase an additional 480,769 shares at an exercise price of $0.20 per share. Both warrants have a call provision when the Company's common stock trades for five consecutive days at a price equal or greater than 500% of the exercise price of each warrant agreement. Both warrant agreements expire August 10, 2022. As of September 30, 2017, the Company has received $150,000 from the investor as payment on the promissory note. The balance remaining is $150,000, which is reflected on the September 30, 2017 balance sheet as a short term note receivable which was received subsequently on October 16, 2017.

On August 10, 2017, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 192,308 shares of the Company's common stock for an aggregate purchase price of $25,000, which was received on August 11, 2017. The Company incurred $625 as cash fee expenses towards the placement agent. The Company intends to use the proceeds from this investment for general corporate and working capital purposes.  The investor received a warrant to purchase an additional 24,038 shares at an exercise price of $0.15 per share, and a warrant to purchase an additional 24,038 shares at an exercise price of $0.20 per share. Both warrants have a call provision when the Company's common stock trades for five consecutive days at a price equal or greater than 500% of the exercise price of each warrant agreement. Both warrant agreements expire August 10, 2022.

Note 6 – Stock Options and Warrants

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

Stock-based compensation expense related to vested options was $247,486 and $734,388 for the three and nine months ended September 30, 2017, respectively.

The Company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted during the year ended December 31, 2016.

Date of Grant
Expected term (years)	10
Expected volatility	131%-153%
Risk-free interest rate	1.26%-1.32%
Dividend yield	0%

As summary of option activity under the 2016 Plan as of September 30, 2017, and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	6,465,000	$0.59	9.35	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2017	6,465,000	$0.59	8.60	$-
Exercisable at September 30, 2017	1,675,833	$0.59	8.59	$-

As of September 30, 2017, there was $2,331,140 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Warrants

On August 10, 2017, the Company entered into a Securities Purchase Agreement with two investors to purchase from the Company 4,038,462 shares of the Company's common stock for an aggregate purchase price of $525,000. (See Note 5 Capital Stock – Private Placement.) The investors received a warrant to purchase an additional 504,808 shares at an exercise price of $0.15 per share, and a warrant to purchase an additional 504,808 shares at an exercise price of $0.20 per share. Both warrants have a call provision when the Company's common stock trades for five consecutive days at a price equal or greater than 500% of the exercise price of each warrant agreement. Both warrant agreements expire August 10, 2022.

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	-	-	-	-
Granted	1,009,616	$ 0.175	4.90	$ 176,683
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2017	1,009,616	$ 0.175	4.9	$ 176,683
Exercisable at September 30, 2017	1,009,616	$ 0.175	4.9	$ 176,683

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

In addition, the Company issued to Buck Institute that number of shares equal to 5% of the Company's total outstanding shares. Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of Common Stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of September 30, 2017, the Company has issued 2,209,016 shares of the Company's Common Stock to Buck Institute and committed to issue 458,167 shares of the Company Common stock as additional shares.

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

As of September 30, 2017 none of the milestone events had yet been achieved.

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

On January 2, 2015, the Company entered into a license and service agreement with Buck Institute. In connection with the agreement, the Company agreed to pay Buck Institute an annual fee of $24,500 to procure access to certain office space in the facility in order to conduct research and facilitate its research and development program. The agreement was amended in September 2015 to reduce an annual fee to $9,500.  This agreement was terminated in February 2017. In 2016 The Buck billed the Company $9,875 for office space fees plus a $2,000 administration fee, for a total of $11,875 for office space and administration services. For the fiscal year ended December 31, 2016, the Company paid $13,199 to the Buck for office space, which includes $2,125 of expense from 2015.  For the first nine months of 2017, The Buck Institute billed the Company $66,439 for intellectual property work reimbursement, and other expenses.  The Company did accrue $1,650 and $1,600 for January and February 2017 rent and costs associated with the foreign patent issuance, respectively.  The office space lease with the Buck Institute expired on February 28, 2017 and was not renewed.

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

The Company has engaged Young America Capital, LLC as the Placement Agent for a current private placement transaction and is entitled to a fee of between 2.0% and 8.0% of the offering price of the common shares sold to investors they source.  In addition, the Placement Agent will be issued a warrant granting the Placement Agent the right to purchase shares of common stock equal to 8.0% of the number of shares of common stock issued by the Company in the aforementioned offering, which is still ongoing as of the date of this report.

Lease agreement

On February 10, 2017, the Company entered into an office lease agreement for office space in Novato, CA, for a term of six months, effective March 1, 2017, with a monthly lease payment of $818.40. The lease was verbally renewed on September 1, 2017 for a term of six months.

Note 8 – Related Party Transactions

In November 2014, we entered into a consulting agreement with a services firm, Wells Compliance Group, which is owned by our former interim Chief Financial Officer. As compensation for its services, Wells Compliance Group was to be paid $3,500 per month. As of September 30, 2017 and December 31, 2016 our accounts payable to the Wells Compliance Group was $0. For the three months ended September 30, 2017 and 2016, the Company expensed $0 and $2,000, respectively, for the services provided by Wells Compliance Group.  For the nine months ended September 30, 2017 and 2016, the Company expensed $0 and $21,500, respectively, for the services provided by Wells Compliance Group. As of May 2, 2016, Wells Compliance and the Company terminated the consulting agreement.

Pursuant to our agreements with the Buck Institute and with our Chairman of the Board Brian Kennedy (Professor and Principal Investigator at the Buck Institute), the Buck Institute is deemed a related party. Please see Note 7, Commitments and Contingencies, for discussion of our liabilities and obligations with the Buck Institute.  For the nine months ended September 30, 2017 and 2016, the Company expensed $66,439 and $96,662, respectively, for the services provided by Buck Institute. For the three months ended September 30, 2017 and 2016, the Company expensed $3,135 and $8,142, respectively, for services provided by the Buck Institute. As of September 30, 2017 the Company owed to the Buck Institute 458,167 shares of its Common Stock valued at $43,421, as a result of the Share Exchange transaction and subsequent issuances of common stock. For the nine months ended September 30, 2017, the Company did not issue any additional shares. As of September 30, 2017 and December 31, 2016, our accounts payable balance to Buck Institute was $28,909 and $9,308 respectively.

In the year 2016, Buck Institute billed the Company for office space and administration services (Note 7).

See Note 4 for a description of the loans the Company received from 0851229 BC Ltd deemed a related party as a result of owning more than 10% of the Company's common stock.

In December 2015, we entered into an agreement with Lemon Fair Consulting, which is owned by our Chief Executive Officer, Dr. Richard Marshak. The agreement terminated when Dr. Marshak became our CEO on March 29, 2016. As of September 30, 2017 and 2016, the Company expensed $0 and $34,390 respectively, for the services provided by Lemon Fair Consulting, respectively. As September 30, 2017 our accounts payable to the Lemon Fair Consulting was $0.

Note 9 – Subsequent Events

We evaluated subsequent events after the balance sheet date through the date the condensed consolidated financial statements were issued. We did not identify any material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the results of operations and financial condition of Mount Tam Biotechnologies, Inc. for the three and nine months ended September 30, 2017, should be read in conjunction with the financial statements of Mount Tam Biotechnologies, Inc., and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as Mount Tam Biotechnologies plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the form 10-K filed on March 31, 2017. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Plan of Operations

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $679,455 and $2,005,984 for the three and nine months ended September 30, 2017, respectively and has an accumulated deficit of $6,539,690 as of September 30, 2017.

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of September 30, 2017, the Company had working capital deficit of $1,231,497 with cash balance of $115,804. Our cash decreased by $259,694 during the nine months ended September 30, 2017.

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

Additionally, pursuant to the Amendment, the parties agreed to settle past research funding amounts owed by the Company to The Buck Institute. The Company agreed to pay $40,000 within ten days of the execution of the Amendment, and The Buck Institute agreed that once this amount is paid, the Company will be deemed to be in full compliance with the terms of the License Agreement, including its payment obligations. On July 19, 2016, the Company made the $40,000 payment to The Buck Institute.  In addition to the $40,000 payment, on June 13, 2016, the Company paid to The Buck Institute $11,706 in connection with costs incurred to further the Company's intellectual property position under the License Agreement. Pursuant to the above amendment The Buck Institute waived $274,247 of payable by the Company. In addition, the Company issued to Buck Institute 1,009,016 shares of common stock, which was the number of shares required to equal to 5% of the Company's total outstanding shares. Pursuant to the original License Agreement, and the Amendment, The Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of common stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of September 30, 2017, the Company has issued 2,209,016 shares of the Company's common stock to The Buck Institute and committed to issue 458,167 shares of the Company's common stock as additional shares.

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

Negative Operating Cash Flow

We reported negative cash flow from operations for the nine months ended September 30, 2017 and 2016. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $115,804 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with high volatility in prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

For the three months ended September 30, 2017 compared with the three months ended September 30, 2016

Revenue

We had no revenues for the three months ended September 30, 2017 and 2016. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $655,837 and $527,976 during the three months ended September 30, 2017 and 2016, respectively. Our operating expenses included research and development expenses in the amount of $210,363 and $89,137, and general and administrative expenses in the amount of $445,474 and $438,839 for three months ended September 30, 2017 and 2016, respectively. The increase in research and development expenses is directly related to specific studies the Company is conducting with third party laboratories for TAM-01 and TAM-03.

Other Expense

Other expense totaled $23,618 and $24,484 during the three months ended September 30, 2017, and 2016, respectively. The decrease is due to lower amortization of debt discount associated with our convertible note. Other expenses included interest expense in the amount of $4,869 and $4,756, and amortization of debt discount in the amount of $18,749 and $19,728 for three months ended September 30, 2017 and 2016, respectively.

Net Loss

As a result of the foregoing, during the three months ended September 30, 2017 and 2016, we recorded a net loss of $679,455 and $552,460, respectively.

For the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016

Revenue

We had no revenues for the nine months ended September 30, 2017 and 2016. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $1,933,864 and $1,442,343 during the nine months ended September 30, 2017 and 2016, respectively. Our operating expenses included research and development expenses in the amount of $514,422 and $230,179, and general and administrative expenses in the amount of $1,419,442 and $1,212,164 for nine months ended September 30, 2017 and 2016, respectively. The increase in research and development expenses is directly related to specific studies the Company is conducting with third party laboratories for TAM-01 and TAM-03. The increase in general and administrative expenses is directly related to higher legal fees, and salaries for employees in 2017 who were hired in the second quarter of 2016.

Other Expense

Other expense totaled $72,120 and $74,427 during the nine months ended September 30, 2017, and 2016, respectively. The decrease is due to lower amortization of debt discount associated with our convertible note. Other expenses included interest expense in the amount of $14,391 and $9,300, and amortization of debt discount in the amount of $58,263 and $65,127 for nine months ended September 30, 2017 and 2016, respectively.

Net Loss

As a result of the foregoing, during the nine months ended September 30, 2017 and 2016, we recorded a net loss of $2,005,984 and $1,516,770 respectively.

Liquidity and Capital Resources

We had cash and equivalents of $115,804 at September 30, 2017.

Operating Activities

During the nine months ended September 30, 2017, we used $899,766 of cash in operating activities, compared to $743,184 for the nine months ended September 30, 2016. Non-cash adjustments included $734,388 and $400,702 related to options, $20,694 and $15,358 in amortization of prepaid expenses, $43,421 and $0 in stock based compensation for the shares issued to Buck, $58,264 and $65,127 in amortization of debt discount and net change in accounts payable and accrued liabilities of $268,993 and $311,267 during the nine months ended September 30, 2017 and 2016, respectively.

Financing Activities

Financing activities provided $640,123 to us during the nine months ended September 30, 2017 compared to $1,452,000 for the nine months ended September 30, 2016. We received $0 in net proceeds from loans for the nine months ended September 30, 2017 compared to $477,000 during the nine ended September 30, 2016. In addition, we received $652,424 in net proceeds from issuance of common stock for the nine months ended September 30, 2017, compared to $975,000 during the nine months ended September 30, 2016. Also we paid $12,301 toward repayment of loans (for financing Directors and Officers insurance) during the nine months ended September 30, 2017.

Sources of Liquidity and Capital

During the nine months ended September 30, 2017, we received net proceeds from issuance of common stock in the amount of $652,424.  During the nine months ended September 30, 2016, we received net proceeds from issuance of common stock in the amount of $975,000.   During the nine months ended September 30, 2016, we received net proceeds from issuance of debt in the amount of $477,000. The capital raised has been used primarily to support our operations. As of September 30, 2017, the Company had remaining cash of $115,804 with net working capital deficit of $1,231,497. As a result of the Company’s significant operating expenditures and the lack of any significant product sales revenue, we expect to incur losses from operations for the near future.

We reported negative cash flow from operations for the period ended September 30, 2017 and 2016. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $115,804 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with volatility in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of September 30, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of September 30, 2017:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10, 2017, the Company entered into a Subscription Agreement with certain investors, pursuant to which investors purchased from the Company 4,038,462 shares of the Company’s common stock for an aggregate purchase price of $525,000.02. In connection with such transaction, the Company issued warrants to such investors entitling such investors to purchase up to 1,009,616 shares of the Company’s common stock, 504,808 of which are to be purchased at the purchase price of $0.15 per share if such warrant is exercised, and the other 504,808 shares to be purchased at the purchase price of $0.20 per share if such warrant is exercised.    Such warrants expire on August 10, 2022.  Such securities were offered to the investors in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506(b) of Regulation D promulgated thereunder.  The proceeds from such sale will be used for general corporate purposes. The investors had invested in a previous offering in which Colorado Financial Securities Corporation was the placement agent, therefore, Colorado Financial Securities Corporation received a fee of 2.5% of the above described investment.

The Company has engaged Young America Capital, LLC as the Placement Agent for a current private placement transaction and is entitled to a fee of between 2.0% and 8.0% of the offering price of the common shares sold to investors they source.  In addition, the Placement Agent will be issued a warrant granting the Placement Agent the right to purchase shares of common stock equal to 8.0% of the number of shares of common stock issued by the Company in the aforementioned offering, which is still ongoing as of the date of this report.

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

MOUNT TAM BIOTECHNOLOGIES, INC.

Dated: November 7, 2017	By:	/s/ Richard Marshak
	Name:	Richard Marshak
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2017	By:	/s/ James P. Stapleton
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)