Form 10-K
period 2017-12-31
Mount TAM Biotechnologies, Inc.
filed 2018-04-17
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $4.5 million based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of April 10, 2018, there are 53,320,702 shares of common stock outstanding.

Documents incorporated by reference: None

i

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

ii

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

On August 17, 2014, Mount Tam entered into a Research Collaboration and License Agreement (the "Buck Institute License Agreement") with The Buck Institute for Research on Aging, an independent non-profit research organization devoted to aging and the diseases of aging  based in Northern California ("Buck Institute"), pursuant to which Mount Tam secured a worldwide exclusive license to certain compounds and technology to develop, manufacture and commercialize these compounds in the field of autoimmune diseases.  Our most advanced product candidate is TAM-01, a preclinical stage compound, which represents what we believe to be a promising therapeutic candidate for the treatment of SLE.  In July 2016 an amendment was signed which broadened the license to include any and all conditions, human and veterinary.  In February 2017 we announced that we were advancing into Discovery TAM-03, a novel rapamycin analog ("rapalog") which we consider to be a potential candidate for addressing an unmet need in several important cancer types.  In July 2017 we announced that we had entered into a collaboration with a prominent academic laboratory in the field of neurodegeneration to explore the potential of our compounds in Parkinson’s Disease.

All company operations are based in the United States. As of the date of this report, we had no products that have obtained marketing approval in any jurisdiction. Additionally, we have not generated revenues since inception and do not expect to do so in the foreseeable future due to the early stage nature of our current product candidate.

Background on the Potential SLE Market

As of the date of this Report, we were focusing the development of our lead product candidate in the field of SLE, an autoimmune disorder where current treatments are often not adequate to fully control disease and a condition where a serious unmet need remains.

According to the Lupus Foundation of America, 1.5 million Americans have some form of lupus and more than 16,000 new cases are reported annually in the United States alone, although some other estimates are more conservative. The exact etiology of lupus is unknown. As an autoimmune disease, the immune system is unable to properly differentiate between healthy tissues and foreign invaders, leading the immune system to attack healthy tissues. This may cause inflammation of the joints, heart, lungs, kidneys, brain and blood vessels. Lupus is a disease that goes through stages of remission and flares.

SLE is the most serious form of lupus. It is a chronic, inflammatory disorder that can damage many parts of the body, including the skin, joints and internal organs. Lupus nephritis ("LN") is a common and very serious complication for people with SLE, causing inflammation of the kidneys that may lead to significant illness and even death.

There is currently no known cure for SLE and no treatment that fully stabilizes the disease. Patients diagnosed with lupus are treated with a range of therapies including anti-malarials, corticosteroids, immunosuppressants, and newer biologic agents that primarily address the symptoms of the disease.  Despite the range of available therapies, the burden of disease for SLE patients remains high, with significant morbidity and mortality seen in this population even with best currently available care.  SLE also brings a strong economic impact to patients and to society at large, both in direct and indirect economic impacts due to increased medical costs, lost wages for patients and for caregivers.

Our Product Candidates:

TAM-01

Our lead product candidate, TAM-01, is a novel rapalog which exerts its action through direct binding and inhibition of the mammalian Target of Rapamycin ("mTOR"). mTOR is a key regulatory pathway which is altered in individuals suffering from a range of disorders including autoimmune diseases such as lupus. Based on extensive research over the last several decades we now understand that mTOR inhibitors, particularly rapamycin, may reduce disease activity and normalize T cell activation-induced calcium fluxing in SLE patients, and may also normalize immune function through suppression of autoreactive B cells.

The only rapalogs currently approved by FDA are rapamycin (sirolimus) and its first generation analogs (temsirolimus, everolimus), but none of these are approved for use in SLE patients. Unfortunately their potential utility as therapeutic agents for the treatment of many chronic diseases such as SLE is limited due to their significant side effects, including impaired glucose tolerance, insulin resistance, and lipid dysregulation. Our lead product candidate, TAM-01 is a novel and proprietary rapalog, which has been shown in extensive preclinical pharmacology studies to deliver the high therapeutic efficacy of rapamycin while significantly reducing or abolishing some of its side effects.

Discovery, lead optimization and pre-development activities (including preliminary scale up) have been largely completed for TAM-01 and it is ready for initiation of cGMP manufacturing to be followed by IND-enabling safety studies (“GLP Tox studies”). A number of pharmacological studies in validated disease models (such as the NZBW/F1J SLE mouse model) have demonstrated that TAM-01 exhibits dose-dependent efficacy similar to rapamycin or temsirolimus. At 14-week dosage, TAM-01 is shown to reduce disease progression as measured by proteinuria, renal IgG and IgM deposition, anti-dsDNA antibody titers and ANA antibody titers. Examination of the kidney pathology of the NZBW/F1J mice showed that TAM-01 ameliorated kidney disease and reduced renal IgG and IgM deposits similarly to temsirolimus. Additionally, other studies have shown that, in contrast to both rapamycin and temsirolimus, TAM-01 has minimal impact on glucose levels, glucose tolerance, did not induce hyperlipidemia (cholesterol and triglyceride elevations), and had minimal impact on reticulocyte counts.

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

TAM-01 has completed preliminary non-GLP 14-day toxicology, safety, PK, ADME, preliminary scale up manufacturing studies, and analytic and purification methods have been established.  We are ready to initiate cGMP manufacturing and GLP studies in order to prepare and submit an Investigational New Drug ("IND") to FDA. We intend to advance TAM-01 to phase 1 clinical development in the United States within 18-24 months from the time we have completed our fundraising targets and recruitment of all required personnel. There can be no assurance, however, that the Company will be able to begin phase 1 clinical development in this time frame, if at all.

Rapalogs have been used in cancer therapy for some time to treat a range of cancers.  Novartis' Affinitor/Votubia (everolimus), the leading rapalog for treating cancer, was first approved in 2009 to treat advanced kidney cancer and is now approved to treat a range of other cancers including certain breast and pancreatic cancers as well as tuberous sclerosis complex.  Novartis reported sales of Afinitor/Votubia in 2017 were approx. $1.5 billion.

Real unmet need remains in these cancers however, with median progression free survival (PFS) in clinical trials with Afinitor reported to be less than 1 year in several important cancer types.  An improved therapy that could meaningfully increase PFS, or as/more importantly, overall survival (OS), that still provided acceptable tolerability would likely be welcome by both healthcare providers and patients and we believe that by altering the mTORC1:2 inhibitory profile and other important pharmaceutical characteristics, e.g. potency and PK profiles we have the potential to accomplish this.

Given the unmet need and the unique characteristics of TAM-01, we are in the process of undertaking the first steps to characterize the cancer killing potential of TAM-01 through in vitro and in vivo experimentation.

However, preclinical and clinical development of cancer therapeutics is particularly challenging and we are at an early stage in the characterization of TAM-01 as a potential cancer therapeutic with many challenges, both known and unknown, lying ahead and so probability of product approval and commercialization must be considered low until more data are generated to support TAM-01s potential as a clinical development candidate.

Parkinson’s Disease (PD) is a devastating disease affecting around one million individuals in the US, impacting quality of life for both patients and caregivers and costing the US economy approx. $20B annually. Dysfunction in the process of autophagy (the natural process for ‘cellular cleanup’ where protein debris is ‘recycled’) is a key component in the development of Parkinson's disease, with PD patients showing altered autophagy and increased mTOR activity.

As it is well known that mTORC1 inhibitors can increase the rate of autophagy, the potential for rapalogs to address unmet need in Parkinson’s Disease (PD) has been explored in multiple preclinical models and rapamycin has shown promise in this area. Given TAM-01’s pharmacologic profile and potential to deliver a unique combination of efficacy and tolerability vs. current rapalogs, Mount Tam has entered into preclinical studies to explore its compounds potential in this area, including TAM-01.  These are early investigations into this historically challenging area for clinical development, with Mount Tam’s goal being to quickly determine the potential of our compounds in this area and to determine our future pathway in PD.

TAM-03

TAM-03 is a novel rapalog with a differentiated selectivity profile of TORC1 vs. TORC2 inhibition (as compared to rapamycin, to on-market rapalogs temsirolimus and everolimus, and to TAM-01), and also, favorable potency and bioavailability profiles. We believe that this overall profile makes it an appropriate candidate for further discovery work as a cancer therapy target, and potentially other indications.   As with TAM-01, we are in the process of undertaking the first steps to characterize the cancer killing potential of TAM-03 through both in vitro and in vivo experimentation.

We are also exploring TAM-03’s potential in Parkinson’s Disease through exploratory in vivo models as part of an ongoing collaboration with an academic laboratory with significant experience in studying neurodegenerative diseases.

Our Suppliers and Manufacturers

We do not own or operate, and as of the date of this Report had no plans to establish, any manufacturing facilities. We will rely on third-party contract manufacturers ("CMOs") for the manufacture of our product candidates for larger scale preclinical and clinical testing, as well as for commercial quantities of any product candidates that are approved.

We do not have any current contractual relationships for the manufacture of commercial supplies of our product candidates if they are approved, and we intend to enter into agreements with a third-party contract manufacturer and one or more back-up manufacturers for the commercial production of our product candidates as they near potential approval.

Any drug products to be used in clinical trials and any approved product that we may commercialize will need to be manufactured in facilities, and by processes, that comply with FDA's current good manufacturing practice ("cGMP") requirements and comparable requirements of the regulatory agencies of other jurisdictions in which we are seeking approval.

Competition

We are a development company with no products on the market as of the date of this Report. We face competition from other companies, academic institutions, governmental agencies and other public and private research organizations for collaborative arrangements with pharmaceutical and biotechnology companies, in recruiting and retaining highly qualified scientific and management personnel and for licenses to additional technologies. Many of our competitors will have substantially greater financial, technical and human resources than we have. Our success depends in part on our ability to build, obtain regulatory approval for and market acceptance of, and actively manage a portfolio of drugs that addresses serious unmet medical needs.

If approved, our lead compound TAM-01 would compete with currently marketed drugs and therapies used for treatment of SLE and potentially with drug candidates currently in preclinical or clinical development. Patients diagnosed with SLE are currently treated with a range of therapies with varied success. Our main competitor is a biologic product, Benlysta(R), the only FDA approved drug specifically for SLE patients. Benlysta targets and blocks B Lymphocyte Stimulator, which promotes autoimmunity by permitting autoimmune B cells to live longer. However, Benlysta has not been evaluated in patients with severe active lupus nephritis or severe active central nervous system lupus and is not recommended for these patients.  TAM-01 intends to take advantage of these limitations and to provide an effective therapy for these patients.  Clinical success, however, is uncertain and our failure to compete effectively could have a material adverse effect on our business.

Oncology clinical development is very competitive with one recently published study stating that there were more than 1,500 clinical trials underway in the oncology space during the study period, far more than any other therapeutic area.  In this environment any newly approved oncology product must show significant benefit over standard of care at time of approval, a significant barrier to entry.

Neurodegenerative diseases bring tremendous economic impact to society and burden of disease to patients and their families.  There is a very high level of unmet need in this area and with the importance of these diseases to societies many large pharmaceutical manufacturers and biotechs are actively developing therapeutics to target these diseases.  This creates a competitive environment and for our compounds to be successful will require us to show benefit vs. current and future therapeutics and will require us to compete against companies with access to much greater resources and expertise.

Intellectual Properties and Licenses

We strive to protect and enhance the proprietary technologies that we believe are important to our business and seek to obtain and maintain patents for any patentable aspects of our products and any other inventions that are important to the development of our business. Our success depends in part on our ability to obtain and maintain our patent portfolio and other proprietary protection for commercially important technology, inventions and know-how related to our business, to defend and enforce our patents, to maintain our licenses to use intellectual property owned by third parties, to preserve the confidentiality of our trade secrets and to operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in our targeted therapeutic.

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

By way of background, and as previously disclosed in the Company's public filings, the Company previously entered into a Research Collaboration and License Agreement (the "Buck Institute License Agreement") with the Buck Institute, which establishes a joint research effort led by Buck Institute to identify and develop compounds from two specific chemical chemotypes identified therein. The Company agreed to provide certain funding for Buck Institute's research efforts performed under the Buck Institute License Agreement. Under the terms of the Buck Institute License Agreement, Buck Institute assigned exclusive, worldwide rights to develop, manufacture and commercialize pharmaceutical products that incorporate a compound from one of two chemical compounds, identified therein, and exclusive rights to practice the drug discovery platform technology as necessary to research, develop and commercialize such pharmaceutical products. (Additional information about the Buck Institute License Agreement, together with prior amendments thereto, may be found in the Company's public filings).

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

Within the licensed library is TAM-01. TAM-01's composition of matter is patented in the US, having an expiration date of December 2032. TAM-01's composition of matter patent has been recently allowed in Japan, expected to provide coverage through 2032 or beyond.  Our TAM-01 composition of matter patent application in the EU was allowed in 2017 and granted in February 2018.  We expect this patent to be validated in more than 15 EU nations in the second quarter of 2018.   We continue, as part of our ongoing research and development efforts, to strive to defend and to strengthen the intellectual property position of our key assets.

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

Governmental Regulations

To date, we have conducted and will continue to conduct our preclinical research through contract research organizations ("CROs"), through our partnership with the Buck Institute and through other academic collaborations. We do not at this time have the ability to independently conduct clinical trials for our product candidates, and we expect to continue to rely on CROs, medical institutions and academic collaborators to perform this function for both preclinical and clinical activities. Our reliance on these third parties for pre-clinic and clinical development activities reduces our control over these activities. Although we have, in the ordinary course of business, entered into agreements with these third parties, we continue to be responsible for confirming that all of our preclinical and clinical trials are conducted in accordance with approved investigational plans and protocols. Moreover, FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices or cGCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. To date, we believe that our CROs, the Buck Institute and academic collaborators have performed well.

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

Regulatory Review

The results of preclinical and clinical trials are submitted to FDA in a New Drug Application ("NDA"), with comparable filings submitted to other international regulators. After the initial submission, FDA has a period of time in which it must determine if the NDA is complete. After an NDA is submitted, although the statutory period provided for FDA's review is less than one year, dealing with questions or concerns of the agency and, taking into account the statutory timelines governing such communications, may result in review periods that can take several years. If an NDA is accepted for filing, following FDA's review, FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not provide an adequate basis for approval. If FDA grants approval, the approval may be conditioned upon the conduct of post-marketing clinical trials or other studies to confirm the product's safety and efficacy for its intended use. Until FDA has issued its approval, no marketing activities can be conducted in the United States. Similar regulations apply in other countries. There can be no assurance that any of the Company's drug candidates will receive FDA approval or the approval of regulators in other countries.

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

Where appropriate, the Company intends to seek fast track designation for TAM-01 and TAM-03. There can be no assurance that FDA will grant fast track designation. Even if such designation is provided, it may not result in a faster development or review time. Moreover, fast track designations do not increase the odds of approval. A fast track designation may be rescinded at any time if the drug candidate does not continue to meet the qualifications for these programs.

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

Other Healthcare Laws and Regulations

If we obtain regulatory approval for any of our current or future product candidates, we may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

·the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

·federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

·federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

·the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

·Health Insurance Portability and Accountability Act of 1996, as amended by Health Information Technology for Economic and Clinical Health Act of 2009, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

·state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Employees

As of the date of this Report, we had three employees. In addition, we use advisors and consultants for research and development, clinical, regulatory, legal and administrative activities. We plan to hire additional staff as we expand research, production, business development, and sales and marketing programs. None of our employees are represented by a labor union.

Research and Development

We estimate that we have spent $1,018,065 on research and development activities during the last two fiscal years.

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

Risks Related to Our Business

Our success depends heavily on the successful development, regulatory approval and commercialization of TAM-01, our lead product candidate, and of TAM-03, our follow-on compound (“Our Candidates”).

We do not have any products that have been granted regulatory approval. We cannot commercialize our compounds in the United States without first obtaining regulatory approval for these products from FDA, nor can we commercialize our candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Clinical trials require many years to complete and the FDA review process that follows completion of clinical trials typically takes 10 months or more, and approval is never guaranteed. As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to successfully complete clinical trials and to subsequently obtain regulatory approval for, and if approved, to successfully commercialize our candidates in a timely manner.

Obtaining regulatory approval for marketing of any product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

Even if we were to successfully obtain approval for any product candidate from FDA and comparable regulatory authorities outside the United States, any approval might contain significant limitations related to use restrictions or may be subject to burdensome and costly post-approval study or risk management requirements. If we are unable to obtain regulatory approval for our product candidate in one or more jurisdictions, or if any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue our operations. Also, any regulatory approval of our product candidates, once obtained, may be withdrawn by the regulatory authority. Furthermore, even if we obtain regulatory approval, commercial success will depend on how successfully we are able to address a number of challenges, including the following:

•development of our own commercial organization and/or establishment of commercial collaborations with partners;

•establishment of commercially viable pricing and obtaining approval for adequate reimbursement from third-party and government payors;

•the ability of our third-party manufacturers to manufacture quantities of our candidates  using commercially viable processes at a scale sufficient to meet anticipated demand and that are compliant with applicable regulations;

•our success in educating physicians, other health care professionals and patients about the benefits, administration and use of our candidates;

•the availability, actual advantages, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and

•the effectiveness of our own or our potential commercial collaborators' marketing, sales and distribution strategy and operations.

Many of these factors are beyond our control. If we or any commercialization partners are unable to successfully commercialize our candidates or any future product candidate, we may not be able to earn sufficient revenues to continue our business.

The regulatory approval processes of FDA and comparable authorities outside the United States are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for one or more of our product candidates, our business will be substantially harmed.

The time required to complete clinical trials and to obtain approval by FDA and comparable authorities outside the United States is unpredictable and typically takes many years. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate's development and may vary among jurisdictions. We have not obtained regulatory approval for our candidates, and it is possible that our existing candidates, or any product candidates we may seek to develop in the future, will never obtain regulatory approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•FDA or comparable foreign regulatory authorities may disagree with the design, scope or implementation of any clinical trials that we propose to conduct or require us to conduct additional clinical trials;

•we may be unable to demonstrate to the satisfaction of FDA or comparable foreign regulatory authorities that our product candidate is both safe and effective for its proposed indication;

•we may be unable to demonstrate that our product candidate's clinical and other benefits outweigh its safety risks;

•FDA or comparable regulatory authorities outside the United States may disagree with our interpretation of data from preclinical studies or clinical trials;

•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

•FDA or comparable regulatory authorities outside the United States may fail to approve the manufacturing processes or facilities of third party manufacturers with which we contract for clinical and commercial supplies; and

•the approval policies or regulations of FDA or comparable regulatory authorities outside the United States may change significantly in a manner rendering our clinical data insufficient for approval.

Failing to obtain regulatory approval to market one or more of our product candidates would harm our business, results of operations and prospects significantly.

In addition, even if we were to obtain approval, such regulatory approval may be for more limited indications than we request, may impact the price we intend to charge for our products, may be contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could harm the commercial prospects for our product candidates.

We have not previously submitted an NDA or any similar drug approval filing to FDA or any comparable authority outside the United States for our product candidates, and we cannot be certain that our product candidate will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates in one or more jurisdictions, our revenue will be dependent, to a significant extent, upon the size of the markets in the jurisdictions for which we gain regulatory approval.

Even if our candidates, and any future product candidates, receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, pharmacies, hospital administrators, patients, caregivers, healthcare payors and others in the medical community necessary for commercial success.

Existing therapies for SLE have well-established market positions and familiarity with physicians, payers and patients. If we are unable to achieve significant differentiation for TAM-01 from existing and widely accepted therapies for SLE, our opportunity for TAM-01 to be commercialized successfully, if approved, would be adversely affected.  Additionally, the markets for novel cancer therapeutics are extremely competitive with both regulators and payors requiring a clear demonstration of benefit vs. standard-of-care for approval and subsequent reimbursement.  In this environment, even if one or more of our candidates receive regulatory approval they may not be commercially successful.

If TAM-01, TAM-03 or any of our future product candidates receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, pharmacies, hospital administrators, patients, caregivers, payers and others in the medical community. The degree of market acceptance of our product candidate, if approved for commercial sale, will depend on a number of factors, including the following:

•convenience and ease of administration of the product candidate compared to alternative treatments;

•the prevalence and severity of any side effects;

•their efficacy and potential advantages compared to alternative treatments;

•the willingness of physicians and other health care providers to change their current treatment practices;

•the willingness of the target patient population to try new therapies and of physicians to prescribe new therapies;

•the strength of marketing and distribution support; and

•the price we charge for our product candidate.

Neither TAM-01 nor TAM-03 have ever been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale.

We have never manufactured our product candidates on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. Even if we could otherwise obtain regulatory approval for our candidates or other future product candidates there is no assurance that our manufacturer, that we have not yet engaged, will be able to manufacture the approved product to specifications acceptable to FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand.

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

The development and commercialization of new specialty pharmaceutical products is highly competitive. We face competition with respect to TAM-01 and TAM-03, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are many large pharmaceutical and biotechnology companies that are developing or currently market and sell products to our target patient groups. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We currently have no sales representatives or distribution personnel and no marketing capabilities. If we are unable to develop a sales and marketing and distribution capability, we will not be successful in commercializing current or future product candidates.

We have not yet built out an infrastructure to sell, market or distribute therapeutic products. If TAM-01, TAM-03 or other future product candidates are approved, we intend to commercialize them, whether on our own or as part of a strategic partnership, with our own specialty sales force in the United States and with commercial partners globally.

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

If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business, including:

•different regulatory requirements for drug approvals in countries outside the United States;

•reduced protection for intellectual property rights;

•unexpected changes in tariffs, trade barriers and regulatory requirements;

•economic weakness, including inflation or political instability in particular foreign economies and markets;

•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•non-United States taxes, including withholding of payroll taxes;

•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue and other obligations incident to doing business in another country;

•workforce uncertainty in countries where labor unrest is more common than in the United States;

•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

Even if we receive regulatory approval for TAM-01, TAM-03 or future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements.

Any regulatory approvals that we may receive for our product candidates will contain approved indicated uses, and we will be required to market any approved products in accordance with the indicated uses and our approved labeling. In addition, any regulatory approvals may contain conditions for approval or requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the product candidate. In addition, if FDA or a comparable regulatory authority outside the United States approves our product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, Quality System Regulation, or QSR, requirements and current good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•fines, warning or untitled letters or holds on clinical trials;

•refusal by FDA to approve pending applications or supplements to approved applications filed, or suspension or revocation of product approvals;

•product seizure or detention, or refusal to permit the import or export of products; and

•injunctions, the imposition of civil penalties or criminal prosecution.

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

•we may be forced to suspend the marketing of such product;

•regulatory authorities may withdraw their approvals of such product;

•regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of such products;

•FDA or other regulatory bodies may issue safety alerts, "Dear Healthcare Provider" letters, press releases or other communications containing warnings about such product;

•FDA may require the establishment or modification of Risk Evaluation Mitigation Strategies, or REMS, or a comparable regulatory authority outside the United States may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of our products and impose burdensome and costly implementation requirements on us;

•we may be required to change the way the product is administered or conduct additional clinical trials;

•we could be sued and held liable for harm caused to subjects or patients;

•we may be subject to litigation or product liability claims; and

•our reputation may suffer.

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

We face an inherent risk of product liability exposure related to any of our future product candidates. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•decreased demand for any product candidates or products that we may develop;

•injury to our reputation and significant negative media attention;

•significant costs to defend the related litigation;

•substantial monetary awards to patients;

•loss of revenue; and

•the inability to commercialize any products that we may develop.

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

We depend upon independent investigators and contractors, such as CROs, universities and other academic institutions, such as Buck Institute, to conduct our preclinical studies and clinical trials. We rely upon, and plan to continue to rely upon, such third-party entities to execute our preclinical studies and clinical trials and to monitor and manage data produced by and relating to those studies and trials. However, we may not be able to in the future establish arrangements with CROs when needed or on terms that are acceptable to us, or at all, which could negatively affect our development efforts with respect to our drug candidates and materially harm our business, operations and prospects. As a result of the use of third-party contractors, we will have only limited control over certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies, including each of our clinical trials, is conducted in accordance with the applicable protocol, legal and regulatory requirements as well as scientific standards, and our reliance on any third-party entity will not relieve us of our regulatory responsibilities.

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

We are still in the preclinical stages of our development of TAM-01 and TAM-03 and hope to begin clinical trials in 2019. Clinical trials conducted on humans are expensive and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Additionally, any positive results of preclinical studies and early clinical trials of a drug candidate may not be predictive of the results of later-stage clinical trials, such that drug candidate may reach later stages of clinical trials and fail to show the desired safety and efficacy traits despite having shown indications of those traits in preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier phases of the trials. Therefore, the results of any ongoing or future clinical trials we conduct may not be successful.

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

We currently have three employees. We expect to experience significant growth in the number of our employees and the scope of our operations if we are able to successfully develop and commercialize TAM-01, particularly in the areas of regulatory affairs, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the anticipated expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

•managing our clinical trials effectively, which we anticipate being conducted at numerous clinical sites;

•identifying, recruiting, maintaining, motivating and integrating additional employees with the expertise and experience we will require;

•managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;

•managing additional relationships with various strategic partners, suppliers and other third parties;

•improving our managerial, development, operational and finance reporting systems and procedures; and

•expanding our facilities.

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

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates and are currently focused principally on TAM-01 as well as certain activities intended to advance TAM-03 as an oncology candidate, or in other disease areas where we deem TAM-03 to have the potential to address serious unmet need . As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, TAM-01 and follow-on compound TAM-03. Our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred cumulative net loss from inception (August 13, 2014) to December 31, 2017 of $7,149,803.

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

Our ability to generate revenue and achieve profitability depends on our ability, with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidate. We do not anticipate generating revenue from sales of our product candidate for the foreseeable future, if ever. Our ability to generate future revenue from product sales depends heavily on our success in:

•completing development of TAM-01;

•obtaining regulatory approval for TAM-01;

•completing development of TAM-03;

•obtaining regulatory approval for TAM-03; and

•launching and commercializing our product candidates for which we receive regulatory approval, either by building our own targeted sales force or by collaborating with third parties.

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

Developing pharmaceutical products is expensive. As of December 31, 2017, we had cash and cash equivalents of $46,082. As such, we will need additional financing in order to execute our plans. Attempting to secure financing will divert our management from day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that any financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•significantly delay, scale back or discontinue the development or commercialization of our product candidates;

•seek corporate partners for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;

•relinquish or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or

•significantly curtail, or cease, operations.

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

In addition to the Buck Institute License Agreement, we may seek to enter into additional agreements with other third parties in the future granting similar license rights with respect to other potential drug candidates. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of the Buck Institute License Agreement, or any future license agreement we may enter on which our business or drug candidates are dependent, Buck Institute or other licensors may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain drug candidates, including, with respect to the Buck Institute License Agreement, our TAM-01 and TAM-03 drug therapies. Under the Buck Institute License Agreement, Mount Tam can terminate the licenses to any or all licensed patents upon specified advance notice to Buck Institute. Buck Institute may terminate the license provisions of the agreement only for cause. Termination of the agreement does not terminate Mount Tam's rights in patents assigned to Mount Tam but would terminate Mount Tam's rights to patents licensed to it under the Buck Institute License Agreement. The loss of the rights licensed to Mount Tam under the Buck Institute License Agreement, or any future license agreement that we may enter granting us rights on which our business or drug candidates are dependent, would eliminate our ability to further develop the applicable drug candidates and would materially harm our business, prospects, financial condition and results of operations.

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

Our operations to date have been limited to developing TAM-01 and follow-on compound TAM-03. In addition, as an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Nor have we demonstrated an ability to obtain regulatory approval for or to commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing a significant number of pharmaceutical products.

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

As of April 10, 2018, our principal shareholders, which includes our officers and directors, own approximately 47.8% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our Board will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

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

ITEM 2. Properties.

Effective March 1, 2018 (and since March 1, 2017) Mount Tam rents office space at 7250 Redwood Blvd, Suite 300, Novato, CA 94945. The rental agreement expires August 31, 2018. The Company believes that its facilities are sufficient to meet its current needs and the Company will look for suitable additional space as and when needed.

  Prior to March 1, 2017, Mount Tam rented office and laboratory spaces from The Buck Institute at Buck Institute 8001 Redwood Boulevard, Novato, California. Originally Mount Tam was under a lease that provided for an annual rental payment of $24,500 plus $2,000 per year for administrative services, however, the agreement was amended in September 2015 to reduce the annual rental payment to $9,500. In 2016, The Buck Institute billed the Company $9,875 for office space fees plus a $2,000 administration fee, for a total of $11,875 for office space and administration services. In 2017, The Buck Institute billed the Company $0 for office space fees, and $0 administration fee, for a total of $0 for office space and administration services. For the fiscal year ended December 31, 2016, the Company paid $13,199 to The Buck Institute for office space, which includes $2,125 of expense from 2015. For the fiscal year ended December 31, 2017, the Company paid $0 to The Buck Institute for office space, which includes $0 of expense from 2016.

ITEM 3. Legal Proceedings.

As of the date of this Report, the Company was not involved in any material legal proceedings, nor has it been involved in any such proceedings that have had or may have a significant effect on the Company. The Company is not aware of any other pending material legal proceedings.

ITEM 4. Mine Safety Disclosures.

Not Applicable

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The registrant's common stock is not listed on any stock exchange, and is quoted on the OTC Markets (OTC Pink) under the symbol "MNTM."

The following table reflects the high closing sales information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2017 and 2016. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal 2017

December 31, 2017	$0.11	$0.04
September 30, 2017	$0.22	$0.10
June 30, 2017	$0.28	$0.10
March 31, 2017	$0.76	$0.19

Fiscal 2016

December 31, 2016	$0.50	$0.29
September 30, 2016	$0.90	$0.36
June 30, 2016	$0.93	$0.49
March 31, 2016	$1.27	$0.66

Holders

As of April 2, 2018, there were approximately 98 shareholders of record of the Company's common stock based upon the records of the shareholders provided by the Company's transfer agent. The Company's transfer agent is VStock Transfer, LLC, whose address is 18 Lafayette Place, Woodmere, New York 100598, and whose telephone number is (212) 828-8436.

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

Repurchases

During the fiscal year ended December 31, 2017, we did not repurchase any of our securities.

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

Stock-based compensation expense related to vested options was $981,875 for the twelve months ended December 31, 2017.  Stock-based compensation expense related to vested options was $648,188 for the twelve months ended December 31, 2016. The Company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted during the year ended December 31, 2016.

Date of Grant
Expected term (years)	10
Expected volatility	131%-153%
Risk-free interest rate	1.26%-1.32%
Dividend yield	0%

As summary of option activity under the 2016 Plan as of December 31, 2017, and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	6,465,000	$0.59	9.35	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2017	6,465,000	$0.59	8.35	$-
Exercisable at December 31, 2017	1,709,583	$0.59	8.35	$-

As of December 31, 2017, there was $2,239,852 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Warrants

On August 10, 2017, the Company entered into a Securities Purchase Agreement with two investors to purchase from the Company 4,038,462 shares of the Company's common stock for an aggregate purchase price of $525,000. (See Note 6 Capital Stock – Private Placement.) The investors received a warrant to purchase an additional 504,808 shares at an exercise price of $0.15 per share, and a warrant to purchase an additional 504,808 shares at an exercise price of $0.20 per share. Both warrants have a call provision when the Company's common stock trades for five consecutive days at a price equal or greater than 500% of the exercise price of each warrant agreement. Both warrant agreements expire August 10, 2022.

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	-	-	-	-
Granted	1,009,616	$ 0.175	4.90	$ 176,683
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2017	1,009,616	$ 0.175	4.9	$ 176,683
Exercisable at December 31, 2017	1,009,616	$ 0.175	4.9	$ 176,683

Recent Sales  of Unregistered Securities; Use of Proceeds from Registered Securities

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

On August 10, 2017, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 3,846,154 shares of the Company's common stock for an aggregate purchase price of $500,000, of which $200,000 has been received, and a promissory note for $300,000 was received from the investor, requiring three $100,000 payments to the Company during a 90 day period which ended on November 12, 2017.  The Company incurred $14,451 as cash fee expenses towards the placement agent. The Company used the proceeds from this investment for general corporate and working capital purposes.  The investor received a warrant to purchase an additional 480,769 shares at an exercise price of $0.15 per share, and a warrant to purchase an additional 480,769 shares at an exercise price of $0.20 per share. Both warrants have a call provision when the Company's common stock trades for five consecutive days at a price equal or greater than 500% of the exercise price of each warrant agreement. Both warrant agreements expire August 10, 2022. As of December 31, 2017, the Company had received the $300,000 from the investor as payment on the promissory note. The balance remaining is $0.

On August 10, 2017, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 192,308 shares of the Company's common stock for an aggregate purchase price of $25,000, which was received on August 11, 2017. The Company incurred $625 as cash fee expenses towards the placement agent. The Company used the proceeds from this investment for general corporate and working capital purposes.  The investor received a warrant to purchase an additional 24,038 shares at an exercise price of $0.15 per share, and a warrant to purchase an additional 24,038 shares at an exercise price of $0.20 per share. Both warrants have a call provision when the Company's common stock trades for five consecutive days at a price equal or greater than 500% of the exercise price of each warrant agreement. Both warrant agreements expire August 10, 2022.

The aforementioned securities were sold in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Secured Convertible Promissory Note Financing

On April 6, 2018, the Company, and Fromar Investments, LP (the “Lender”) entered into an arrangement whereby Lender would lend the Company $500,000 pursuant to the terms of a convertible promissory note (the “Note”).  The Note bears interest at a rate of 8.0% per annum and has a maturity date of September 30, 2108.  By agreement of the parties, the effective date of the Note is March 5, 2018, and funds are disbursed under the Note pursuant to a schedule thereto.

The Company and Lender also entered into a Security Agreement (the “Security Agreement”) pursuant to which the Company and the Lender agreed that all amounts, liabilities and obligations owed by the Company to the Lender (including, but not limited to, all amounts owed under the Note) are secured by a second priority security interest in all assets of the Company on the terms and conditions set forth in the Security Agreement.   The security interest granted to the Lender is subordinate to the interest granted to 0851229 BC, Ltd. pursuant to an amended and restated security agreement dated as of June 14, 2016 (included as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 15, 2016).

Pursuant to the terms of the Note, if the Company issues capital stock or any security convertible into or exercisable for its capital stock in a transaction, the primary purpose of which is to raise capital (a “Financing”), the Lender may convert all or any portion of the outstanding principal amount and accrued and unpaid interest into the same securities issued by the Company in the Financing (the “Financing Securities”) at a conversion price equal to eighty percent (80%) of the price per Financing Securities paid by the other investors in the Financing. If the Company consummates a Qualified Financing (as hereinafter defined) then the outstanding principal amount and all accrued and unpaid interest shall automatically convert into the same securities issued to investors in the Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to eighty percent (80%) of the price per Qualified Financing Securities paid by the other investors in the Qualified Financing. A “Qualified Financing” means a Financing which results in gross proceeds to the Company, in one or a series of related transactions, of at least $2,000,000 (including the aggregate amount of indebtedness converted into equity securities in such Financing), in which either (i) the investor leading negotiations with the Company is a bona fide institutional investor or (ii) the investor leading negotiations with the Company is not a bona fide institutional investor but the Financing includes commercially reasonable customary terms and conditions for an equity financing of an early-stage biopharmaceutical company.

Effective upon a complete funding of the entire principal amount of $500,000, the Company agreed to issue to the Lender 1,000,000 shares of its common stock.  The Company agreed to issue to the Lender an additional 1,000,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Note, but on or before July 1, 2018, or (ii) received a binding term sheet or other similar binding agreement pertaining to a licensing transaction with a company that operates in the pharmaceutical and/or biotech industries that will provide for at least $500,000 in upfront payments to the Company on or before July 1, 2018, as well as milestones and royalties for TAM-01, TAM-3, or for any follow-on compounds of the Company (a “Licensing Transaction”) on or before July 1, 2018.  The Company agreed to issue to the Lender an additional 3,000,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Note, but on or before September 30, 2018, or (ii) received a binding term sheet or other similar binding agreement for a Licensing Transaction on or before September 30, 2018.

In addition to the foregoing, the Company entered into amendment (the “Amendment”) to that certain Amended and Restated Promissory Note with 0851229 BC, Ltd. dated June 13, 2016 (the “June 2016 Note”) whereby the maturity date of the June 2016 Note was extended to September 30, 2018.

The foregoing descriptions of the Note, the Security Agreement, and the Amendment do not purport to be complete and are qualified in their entirety by the terms and conditions of the agreements themselves. Copies of the Note, the Security Agreement, and the Amendment are attached as Exhibits 10.1, 10.2 and 10.3, respectively, to a Current Report on Form 8-K, filed with the Commission on April 12. 2018.

The Note and the securities of the Company into which the Note is convertible were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws. The Lender has represented to the Company that it is an accredited investor. No person received any underwriting discount or commission in connection with the issuance of the securities described herein.

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

Overview

We are an early stage company primarily engaged in the development of bio-pharmaceuticals to treat a range of disease areas with high unmet need. Our lead program is focused on SLE, and we intend to optimize and bring to market a portfolio of leading products focused on improving the health and well-being of millions of people who have been affected by a range of serious disease conditions. To that end, we have formed a strategic partnership with the Buck Institute, an independent research facility focused on understanding the connection between aging and chronic disease. As part of the partnership, we have signed the License Agreement that includes many of the Buck Institute's intangible research and development assets. The initial focus of our research and development efforts will be a preclinical stage compounds for the treatment of SLE, a serious form of lupus with potential in treating cancers and neurodegenerative disorders as well.

Plan of Operations

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $2,616,098 for the year ended December 31, 2017 and has an accumulated deficit of $7,149,803 as of December 31, 2017.

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of December 31, 2017, the Company had working capital deficit of $1,571,584 with cash balance of $42,082. Our cash decreased by $329,416 during the year ended December 31, 2017.

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

Additionally, pursuant to the Amendment, the parties agreed to settle past research funding amounts owed by the Company to The Buck Institute. The Company agreed to pay $40,000 within ten days of the execution of the Amendment, and The Buck Institute agreed that once this amount is paid, the Company will be deemed to be in full compliance with the terms of the License Agreement, including its payment obligations. On July 19, 2016, the Company made the $40,000 payment to The Buck Institute.  In addition to the $40,000 payment, on June 13, 2016, the Company paid to The Buck Institute $11,706 in connection with costs incurred to further the Company's intellectual property position under the License Agreement. Pursuant to the above amendment The Buck Institute waived $274,247 of payable by the Company. In addition, the Company issued to Buck Institute 1,009,016 shares of common stock, which was the number of shares required to equal to 5% of the Company's total outstanding shares. Pursuant to the original License Agreement, and the Amendment, The Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of common stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of December 31, 2017, the Company has issued 2,644,272 shares of the Company's common stock to The Buck Institute.

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

Negative Operating Cash Flow

We reported negative cash flow from operations for the year ended December 31, 2017 and 2016. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $46,082 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with high volatility in prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

For the Year ended December 31, 2017 compared with the Year ended December 31, 2016

Revenue

We had no revenues for the year ended December 31, 2017 and 2016. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $2,530,790 and $2,078,762 during the year ended December 31, 2017 and 2016, respectively. Our operating expenses included research and development expenses in the amount of $688,668 and $329,397, and general and administrative expenses in the amount of $1,842,122 and $1,749,364 for year ended December 31, 2017 and 2016 respectively. The increase in general and administrative expenses was mainly due to an increase in stock option expense of $174,887, partially offset by a decrease in legal of $14,657, and a decrease in consulting expenses of $150,102.

Other Expense

Other expense totaled $85,307 and $101,810 during the year ended December 31, 2017 and 2016, respectively. The decrease is due to the decrease in the amortization of debt discount. Other expenses included interest expense in the amount of $19,321 and $14,331, and amortization of debt discount in the amount of $66,520 and $87,479 for the year ended December 31, 2017 and 2016, respectively

Net Loss

As a result of the foregoing, during the year ended December 31, 2017 and 2016, we recorded a net loss of $2,616,098 and $2,180,571, respectively.

Liquidity and Capital Resources

We had cash and equivalents of $46,082 at December 31, 2017.

Operating Activities

During the year ended December 31, 2017, we used $1,189,264 of cash in operating activities, compared to $1,174,448 for the year ended December 31, 2016. Non-cash adjustments included $1,024,587 and $706,083 for fair value of stock options and stock based compensation, $66,520 and $87,479 related to amortization of beneficial conversion feature, $21,818 and $20,854 in amortization of prepaid expenses and net change in accounts payable and accrued liabilities of $324,555 and $216,732 during the year ended December 31, 2017 and 2016, respectively.

Financing Activities

Financing activities provided $859,847 to us during the year ended December 31, 2017 compared to $1,544,500 for the year ended December 31, 2016. We received $75,000 in net proceeds from loans for the year ended December 31, 2017, compared to $477,000 for the year ended December 31, 2016. In addition, we received 802,422 in net proceeds from issuance of common stock during the year ended December 31, 2017, compared to $1,067,500 in net proceeds from issuance of common stock during the year ended December 31, 2016.

Sources of Liquidity and Capital

During the year ended December 31, 2017, we received net proceeds from the sale of common stock of $802,422 and issuance of debt in the amount of $75,000. During the year ended December 31, 2016, we received net proceeds from the sale of common stock of $1,067,500 and issuance of debt in the amount of $477,000. The capital raised has been used primarily for continuation of the Company's research and development efforts and to support its operations. As of December 31, 2017, the Company had remaining cash of $46,082 with net working capital deficit of $1,571,584. As of December 31, 2016, the Company had remaining cash of $375,499 with net working capital deficit of $240,560. As a result of the Company's significant operating expenditures and the lack of any significant product sales revenue, we expect to incur losses from operations for the near future.

We reported negative cash flow from operations year ended December 31, 2017 and 2016. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $46,082 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with volatility in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Mount Tam Biotechnologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mount Tam Biotechnologies, Inc. (the “Company”), as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2014 New York, New York April 16, 2018

/s/ RBSM LLP

Larkspur, California

April 16, 2018

Mount TAM Biotechnologies, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
Assets	2017	2016
Assets
Cash and cash equivalents	46,082	375,499
Prepaid expense	3,529	4,171
Total Current Assets	49,611	379,670
Other Assets
Deposit	7,046	-

Total Assets	$56,657	$379,670

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$ 909,050	$ $ 593,421
Accounts payable and accrued liabilities- related parties	18,235	9,308
Notes payable	17,500	17,501
Convertible debenture, net of unamortized debt discount	676,410	-
Total Current Liabilities	1,621,195	620,230

Long Term Debt:
Convertible debenture, non-current, net of unamortized debt discount	-	553,640
Total Long Term Debt	-	553,640

Total Liabilities	1,621,195	1,173,870

Stockholders’ Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 53,320,702 and 47,846,984 shares issued and outstanding	5,332	4,784
Stock subscription payable	(45)	(45)
Stock to be issued	-	57,895
Additional paid in capital	5,579,978	3,676,871
Accumulated deficit	(7,149,803)	(4,533,706)
Total Stockholders’ Deficit	(1,564,538)	(794,200)
Total Liabilities and Stockholders’ Deficit	$56,657	$379,670

The accompanying notes are integral to these consolidated financial statements.

Mount TAM Biotechnologies, Inc.
Consolidated Statements of Operations

	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,
	2017	2016
Revenue	$-	$-

Cost of Goods Sold	-	-

Gross Profit	-	-

Operating Expenses
Research and development	688,668	329,397
General and administrative	1,842,122	1,749,364
Total operating expenses	2,530,790	2,078,761

Operating loss	(2,530,790)	(2,078,761)

Other Income/Expenses
Other Income	534	-
Interest expense	(19,321)	(14,331)
Amortization of debt discount	(66,520)	(87,479)
Total other expenses	(85,307)	(101,810)

Net Loss	$(2,616,098)	$(2,180,571)

Net loss per share – basic and diluted	$(0.05)	$(0.05)

Weighted average common shares – basic and diluted	50,273,900	44,492,590

The accompanying notes are integral to these consolidated financial statements.

Mount TAM Biotechnologies, Inc.
Consolidated Statement of Stockholders' Deficit

	Common stock		Additional Paid in	Stock to be issued	Stock subscription	Accumulated	Total Stockholders'
	Shares	Amount	Capital		Payable	Deficit	Deficit
Balance as of December 31, 2015	43,171,300	$4,317	$1,525,653	$42,500	$(45)	$(2,353,134)	$(780,709)
Shares issued to Buck	1,009,016	101	42,399	(42,500)			-
Common stock to be issued to Buck	-	-	-	57,895			57,895
Buck settlement	-	-	274,247	-	-	-	274,247
Fair value of options	-	-	648,188	-	-	-	648,188
Benefic i al conversion feature on the convertible note	-	-	119,250	-	-	-	119,250
Common stock from private placement	3,666,668	366	1,067,134	-	-	-	1,067,500
Net loss	-	-	-	-	-	(2,180,571)	(2,180,571)
Balance as of December 31, 2016	47,846,984	$4,784	$3,676,871	$57,895	$(45)	$(4,533,705)	$(794,201)
Shares issued to Buck	435,256	44	100,563	(57,895)	-	-	42,712
Fair value of options	-	-	981,875	-	-	-	981,875
Beneficial conversion feature on the convertible note	-	-	18,750	-	-	-	18,750
Common stock from private placement	5,038,462	504	801,920	-	-	-	802,424
Net loss	-	-	-	-	-	(2,616,098)	(2,616,098)
Balance as of December 31, 2017	53,320,702	$5,332	$5,579,978	$0	$($45)	$(7,149,803)	$(1,564,538)

The accompanying notes are integral to these consolidated financial statements.

Mount TAM Biotechnologies, Inc.
Consolidated Statement of Cash Flows

	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(2,616,098)	$(2,180,571)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of options	981,875	648,188
Stock based compensation	42,712	57,895
Amortization of debt discount	66,520	87,479
Amortization of prepaid expenses	21,818	20,854
Changes in operating assets and liabilities:
Prepaid expense	(3,600)	(25,025)
Deposits	(7,046)	-
Accounts payable and accrued liabilities	324,555	216,732
Net cash used in operating activities	(1,189,264)	(1,174,448)

Cash Flows from Investing Activities:
Net cash provided by investment activities	-	-

Cash Flows from Financing Activities
Proceed from loans	75,000	477,000
Payment of loans	(17,575)	-
Proceeds from issuance of common stock	802,422	1,067,500
Net cash provided by financing activities	859,847	1,544,500

Net (decrease) increase in cash	(329,417)	370,052

Cash, beginning of period	375,499	5,447

Cash, end of period	$46,082	$375,499

Supplemental disclosures:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Waiver of payable-related parties transferred to additional paid in capital	$-	$274,247
Debt discount due to beneficial conversion feature on note	$18,750	$119,250
Shares issued as part of stock to be issued	$57,895	$45,000
Loan received shown as prepaid expenses	$17,575	$-

The accompanying notes are integral to these consolidated financial statements.

Mount TAM Biotechnologies, Inc.

Consolidated Financial Statements

For the year ended December 31, 2017

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

Note 2 – Summary of Significant Accounting Policies

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2017 are applied consistently in these consolidated financial statements.

Basis of Presentation

The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States. All intercompany accounts have been eliminated.

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through December 31, 2017, the Company had accumulated losses of approximately $7,149,803 and a working capital deficit of $1,571,584. Management expects to incur further losses for the foreseeable future. The Company plans to continue to review strategic partnerships, collaborations and potential equity sales as a potential means to fund its preclinical and clinical programs in the future. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amount on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and it does not believe it is exposed to any significant credit risk. As of December 31, 2017 and 2016 the Company had cash and cash equivalents of $46,082 and $375,499, respectively.

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

Research and Development costs

The Company follows Accounting Standards Codification Subtopic ("ASC") 730-10, "Research and Development," in which research and development costs are charged to the statement of operations as incurred. During the year ended December 31, 2017 and 2016 the Company incurred $688,668 and $329,397, respectively of expenses related to research and development costs.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, "Earnings Per Share". Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the "treasury stock" method), unless their effect on net loss per share is anti-dilutive. There were no potentially dilutive shares for the year ended December 31, 2017.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	December 31, 2017	December 31, 2016
Options to purchase common stock	6,465,000	6,465,000
Warrants to purchase common stock	1,009,616	0
Convertible notes	2,887,518	2,647,933
Potential equivalent shares excluded	10,362,134	9,112,933

Accounts Payable

Accounts payable and accrued expenses include the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Accounts payable	$457,434	$335,249
Accounts payable to related parties	18,234	9,308
Accrued legal fees	210,865	145,279
Accrued interest	38,658	19,897
Accrued salary	129,740	92,996
Other current liabilities	72,354	-
Total accounts payable and accrued expenses	$927,285	$602,729

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

For the year ended December 31, 2017, the Company has determined that there we no assets or liabilities measured at fair value on a recurring basis.

The Company believes the carrying amounts of Cash and cash equivalents, other current assets, accounts payable, accrued expenses salaries, wages and payroll taxes, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Going Concern

The Company's financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no significant operating history and had a cumulative net loss from inception (August 13, 2014) to December 31, 2017 of $7,149,803. The Company has a working capital deficit (current liabilities minus current assets) of 1,571,584 as of December 31, 2017. Since inception, the Company has been funded through debt and equity financings. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended December 31, 2017, have been prepared assuming the Company will continue as a going concern. The Company believes its cash resources are insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization of its product candidates. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest – Imputation of Interest:  Simplifying the presentation of Debt Issuance Costs ("ASU 2015-03").  The standard requires entities to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset, and the amortization is reported as interest expense.  The result of application of this guidance would be to reduce the deferred financing costs balance, with a corresponding reduction to the long term liabilities to which the debt issuance costs relate in the balance sheets.  The standard does not affect recognition and measurement of debt issuance costs.  The Company adopted ASU 2015-03 on January 1, 2016.  The adoption of this standard did not have a material impact on the Company's financial statements.

Recent Accounting Pronouncements Issued and Adopted as of December 31, 2017

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The guidance may be adopted on either a prospective or retrospective basis.  The adoption of this standard did not have a material impact on the Company's financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting. The guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

The FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic: 610-20): Clarifying the Scope of Asset Derecognition Guidance and the Accounting for Partial Sales of Nonfinancial Assets,” which helps filers determine the guidance applicable for gain/loss recognition subsequent to the adoption of ASU 2014-09, Revenue from Contracts with Customers. The amendments also clarify that the derecognition of all businesses except those related to conveyances of oil and gas rights or contracts with customers should be accounted for in accordance with the derecognition and deconsolidation guidance in Topic 810, Consolidation. The Company adopted the ASU on January 1, 2018, using the modified retrospective transition method. Under this transition method the Company may elect to apply this guidance retrospectively either to all contracts at the date of initial application or only to contracts that are not completed contracts at the date of initial application. The Company elected to evaluate only contracts that are not completed contracts. As there were no contracts at January 1, 2018, there was no impact to the Company’s consolidated financial statements and related disclosures upon adoption.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part 1 – Accounting for Certain Financial Instruments with Down Round Features and Part 2 – Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with Scope Exception (“ASU No. 2017-11”). Part 1 of ASU No. 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are provisions in certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of ASU No. 2017-11 addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We early adopted the proposed guidance under ASU 2017-11 for the year end December 31, 2017, and recognized warrants issued in the fourth quarter of 2017 with a down round feature as equity. Adjustments were required for the retrospective application of this standard.

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The effective date for ASU 2017-13 is for fiscal years beginning after December 15, 2018. The adoption of this ASU will not have a material impact to our consolidated financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Note 3 - Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a United States corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. The impact due to the change in the federal tax rate on the Company’s deferred tax assets was approximately $922,000, which was fully offset by a reduction in the valuation allowance.

The provision for income taxes on the statements of operations consists of $800, $800 and $800 for the years ended December 31, 2017, 2016 and 2015, respectively.

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2017	2016
Net operating loss	$1,439,430	$1,268,187
Stock compensation	141,593	228,141
Change in fair value	263,437	218,343
Debt discount	17,847	34,843
Accrued interest	34,632	40,734
Start up expense	5,058	7,972

Total	1,901,997	1,798,220

Less valuation allowance	(1,901,997)	(1,798,220)

Net deferred taxes	$-	$-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes.  At December 31, 2017 and 2016, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits.  At December 31, 2017, net operating loss carryforwards were approximately $5.4 million for federal and state tax purposes that expire at various dates from 2035.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code Sections 382 and 383.  The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization. The Company has not calculated its IRC Section 382 and 383 change of ownership to date, but there seems to have been a change of ownership within the meaning of Internal Revenue Code Section 382 and 383, which would limited the use of net operating losses or render such worthless.

Management believes that it appears more likely than not that the Company will not realize these tax benefits due to the Company’s continuing losses for United States income taxes purposes and therefore has provided 100% valuation allowance on the deferred tax assets. Management intends to review this valuation allowance periodically and make adjustments as necessary. The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2017 and 2016) to income taxes as follows:

Tax benefit computed at 34%	$(889,000)	$(741,000)
State taxes, net of federal effect	(151,687)	(126,427)
Other	936,912	5,885
Impact of tax rate change	922,000
Valuation allowance	(818,225)	861,542

Income tax expense	$-	$-

ASC 740 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold, measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Under ASC 740, we are required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. There were no unrecognized tax benefits recorded as of December 31, 2017 and 2016.  Furthermore, substantially all of the Company’s tax years, from 2015, remain open to federal and state tax examinations.

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

As a result of the Share Exchange, the Company assumed an obligation to a former note holder in the amount of $17,500. The unsecured promissory note in the amount of $15,000 is to an unrelated party. Pursuant to the terms of the note, the note is interest bearing at 3.5% and is due on demand. As of December 31, 2017, the Company has accrued interest of $2,256. Another unsecured promissory note is of $2,500 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. The Company is currently assessing how to revise the terms of this note.

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

During the year ended December 31, 2017 and 2016, the Company borrowed $75,000 and $477,000, respectively, from 0851229 BC Ltd. (the "Lender") through a convertible note bearing 3% interest with a maturity date of March 18, 2017. The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock.

The initial fair value of the beneficial conversion feature of the note on the date of issuance was determined to be $18,750 and $119,250 for the year ended December 31, 2017 and 2016. The value of beneficial conversion feature is being amortized over the life of the loan. For the twelve months ended December 31, 2017 and 2016, the Company amortized the debt discount of $66,520 and $87,478, respectively. The unamortized debt discount as of December 31, 2017 and 2016 is $16,595 and $64,365 respectively.

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

As of December 31, 2016, the Company had principal outstanding on this Secured Note of $618,004 and accrued interest of $13,723. Total interest expenses for the twelve months ended December 31, 2016 was $14,331.

As of December 31, 2017, the Company had principal outstanding on this Secured Note of $693,004 and accrued interest of $36,402. Total interest expenses for the twelve months ended December 31, 2017 was $18,246.

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

Common Stock

The Company has authority to issue up to 100,000,000 shares, par value $0.0001 per share. As of December 31, 2017, there were 53,320,702 shares of the Company's common stock issued and outstanding.

Mount Tam has an agreement with The Buck Institute as further detailed in Note 7 to maintain a certain common stock equity interest in the Company. As of December 31, 2017 and 2016 the Company owed to the Buck Institute 0 and 192,983 shares respectively, as a result of the Share Exchange and subsequent issuances of common stock. In 2016, the 192,983 shares were treated as issued for services and valued at $57,895. Out of the 1009,016 shares to be issued in 2015, 957,928 shares were treated as a component of the recapitalization of the Company, while the balance of 51,088 shares were treated as issued for service and valued at $42,403.

During the year ended December 31, 2016, the Company issued 1,009,016 shares of common stock to The Buck Institute for stock to be issued which were accounted in prior period.

During the year ended December 31, 2016, the Company reached a settlement agreement with The Buck Institute to waive of $274,247 of balance payable by the Company, which was credited to additional paid in capital.

During the year ended December 31, 2017, the Company issued 435,256 shares of common stock to The Buck Institute out of which 192,983 shares were related to prior year stock to be issued and the balance shares was treated as issued for services for the year ended December 31, 2017 and was valued at $42,712.

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

Pursuant to an agreement with the placement agent (see above), in connection with the above sales of shares the Company paid a cash fees of 2.5% i.e. $7,500 since it was not directly introduced by the placement agent. Also, the offering of $5,000,000 was not completed hence the Company is not liable to issue any warrants to the placement agent.

On August 10, 2017, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 3,846,154 shares of the Company's common stock for an aggregate purchase price of $500,000, of which $200,000 has been received, and a promissory note for $300,000 was received from the investor, requiring three $100,000 payments to the Company during a 90 day period which ended on November 12, 2017.  The Company incurred $14,451 as cash fee expenses towards the placement agent. The Company used the proceeds from this investment for general corporate and working capital purposes.  The investor received a warrant to purchase an additional 480,769 shares at an exercise price of $0.15 per share, and a warrant to purchase an additional 480,769 shares at an exercise price of $0.20 per share. Both warrants have a call provision when the Company's common stock trades for five consecutive days at a price equal or greater than 500% of the exercise price of each warrant agreement. Both warrant agreements expire August 10, 2022. As of December 31, 2017, the Company had received the $300,000 from the investor as payment on the promissory note.

On August 10, 2017, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 192,308 shares of the Company's common stock for an aggregate purchase price of $25,000, which was received on August 11, 2017. The Company incurred $625 as cash fee expenses towards the placement agent. The Company used the proceeds from this investment for general corporate and working capital purposes.  The investor received a warrant to purchase an additional 24,038 shares at an exercise price of $0.15 per share, and a warrant to purchase an additional 24,038 shares at an exercise price of $0.20 per share. Both warrants have a call provision when the Company's common stock trades for five consecutive days at a price equal or greater than 500% of the exercise price of each warrant agreement. Both warrant agreements expire August 10, 2022.

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

Stock-based compensation expense related to vested options was $981,875 and $648,188 for the twelve months ended December 31, 2017 and 2016, respectively. The Company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted.

Date of Grant
Expected term (years)	10
Expected volatility	131%-153%
Risk-free interest rate	1.26%-1.32%
Dividend yield	0%

As summary of option activity under the 2016 Plan as of December 31, 2017, and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	-	$-	-	$-
Granted	6,465,000	0.59	9.35	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2016	6,465,000	$0.59	9.35	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2017	6,465,000	$0.59	8.35	$-
Exercisable at December 31, 2017	1,709,583	$0.59	8.35	$-

As of December 31, 2017, there was $2,239,852 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

 Warrants

On August 10, 2017, the Company entered into a Securities Purchase Agreement with two investors to purchase from the Company 4,038,462 shares of the Company's common stock for an aggregate purchase price of $525,000. (See Note 6 Capital Stock – Private Placement.) The investors received a warrant to purchase an additional 504,808 shares at an exercise price of $0.15 per share, and a warrant to purchase an additional 504,808 shares at an exercise price of $0.20 per share. Both warrants have a call provision when the Company's common stock trades for five consecutive days at a price equal or greater than 500% of the exercise price of each warrant agreement. Both warrant agreements expire August 10, 2022.

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	-	$ -	-	-
Granted	1,009,616	0.175	4.90	$ 176,683
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2017	1,009,616	$ 0.175	4.9	$ 176,683
Exercisable at December 31, 2017	1,009,616	$ 0.175	4.9	$ 176,683

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

In addition, the Company issued to Buck Institute that number of shares equal to 5% of the Company's total outstanding shares. Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of Common Stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of December 31, 2017 and 2016, the Company has issued 2,644,272 and 2,209,016 shares of the Company's Common Stock to Buck Institute and committed to issue 0 and 192,983 shares of the Company Common stock as additional shares, respectively. Additionally, the Company agreed to pay one-time milestone payments upon the first occurrence of the corresponding milestone events as set forth in the table below.

Milestone Event	Milestone Payment
Filing of an IND	$50,000
Completion of the first Phase I Clinical Trial of a Licensed Product	$250,000
Completion of the first Phase II Clinical Trial of a Licensed Product	$500,000
Completion of the first Phase III Clinical Trial of a Licensed Product	$1,000,000

As of December 31, 2017 none of the milestone events had yet been achieved.

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

On January 2, 2015, the Company entered into a license and service agreement with Buck Institute. In connection with the agreement, the Company agreed to pay Buck Institute an annual fee of $24,500 to procure access to certain office space in the facility in order to conduct research and facilitate its research and development program. The agreement was amended in September 2015 to reduce an annual fee to $9,500.  This agreement was terminated in February 2017. In 2016 The Buck billed the Company $9,875 for office space fees plus a $2,000 administration fee, for a total of $11,875 for office space and administration services. For the fiscal year ended December 31, 2016, the Company paid $13,199 to the Buck for office space, which includes $2,125 of expense from 2015.  The Company no longer leases office space from the Buck Institute.  For the fiscal year ended December 31, 2017, the Company paid $54,526 for reimbursement of patent and patent related expenses.

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

Effective March 1, 2018 (and since March 1, 2017) Mount Tam rents office space at 7250 Redwood Blvd, Suite 300, Novato, CA 94945. The rental agreement expires August 31, 2018, with a monthly lease payment of $1,055. The Company believes that its facilities are sufficient to meet its current needs and the Company will look for suitable additional space as and when needed.

Note 8 – Related Party Transactions

In November 2014, we entered into a consulting agreement with a services firm, Wells Compliance Group, that is owned by our former interim Chief Financial Officer. As compensation for its services, Wells Compliance Group is to be paid $3,500 per month. As of December 31, 2017 and 2016 our accounts payable to the Wells Compliance Group was $0. During the year ended December 31, 2017 and 2016, the Company expensed $0 and $21,500, respectively, for the services provided by Wells Compliance Group.  As of May, 2, 2016, Wells Compliance and the Company terminated the consulting agreement.

Pursuant to our agreements with the Buck Institute and with our Chairman of the Board Brian Kennedy (Professor and Principal Investigator at the Buck Institute), the Buck Institute is deemed a related party. Please see Note 7, Commitments and Contingencies, for discussion of our liabilities and obligations with the Buck Institute. As December 31, 2017 and 2016, the Company expensed $63,444 and $103,524, respectively, for the services provided by Buck Institute, respectively. As of December 31, 2017 and 2016 the Company owed to the Buck Institute 0 and 192,983 shares, respectively, as a result of the Share Exchange transaction and subsequent issuances of common stock. The 192,983 shares to be issued were treated as issued for service and valued at $57,895. In December 2017, the Company issued 435,256 shares of common stock to the Buck Institute, out of which 192,983 shares were related to prior year stock to be issued and the balance shares was treated as issued for service for the year ended December 31, 2017 and was valued at $42,712. As of December 31, 2017 and 2016 our accounts payable balance to Buck Institute was $18,235 and $9,308, respectively.

In the year 2016, Buck Institute billed the Company for office space and administration services (Note 7). The Company no longer rents office space from Buck Institute. In the year 2017, Buck Institute billed the Company for office space and administration of $0.

See Notes 5 for a description of the loans the Company received from 0851229 BC Ltd deemed a related party as a result of owning more than 10% of the Company's common stock.

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

Note 9 – Subsequent Events

On April 6, 2018, the Company, and Fromar Investments, LP (the “Lender”) entered into an arrangement whereby Lender would lend the Company $500,000 pursuant to the terms of a convertible promissory note (the “Note”).  The Note bears interest at a rate of 8.0% per annum and has a maturity date of September 30, 2108.  By agreement of the parties, the effective date of the Note is March 5, 2018, and funds are disbursed under the Note pursuant to a schedule thereto.

The Company and Lender also entered into a Security Agreement (the “Security Agreement”) pursuant to which the Company and the Lender agreed that all amounts, liabilities and obligations owed by the Company to the Lender (including, but not limited to, all amounts owed under the Note) are secured by a second priority security interest in all assets of the Company on the terms and conditions set forth in the Security Agreement.   The security interest granted to the Lender is subordinate to the interest granted to 0851229 BC, Ltd. pursuant to an amended and restated security agreement dated as of June 14, 2016 (included as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 15, 2016).

Pursuant to the terms of the Note, if the Company issues capital stock or any security convertible into or exercisable for its capital stock in a transaction, the primary purpose of which is to raise capital (a “Financing”), the Lender may convert all or any portion of the outstanding principal amount and accrued and unpaid interest into the same securities issued by the Company in the Financing (the “Financing Securities”) at a conversion price equal to eighty percent (80%) of the price per Financing Securities paid by the other investors in the Financing. If the Company consummates a Qualified Financing (as hereinafter defined) then the outstanding principal amount and all accrued and unpaid interest shall automatically convert into the same securities issued to investors in the Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to eighty percent (80%) of the price per Qualified Financing Securities paid by the other investors in the Qualified Financing. A “Qualified Financing” means a Financing which results in gross proceeds to the Company, in one or a series of related transactions, of at least $2,000,000 (including the aggregate amount of indebtedness converted into equity securities in such Financing), in which either (i) the investor leading negotiations with the Company is a bona fide institutional investor or (ii) the investor leading negotiations with the Company is not a bona fide institutional investor but the Financing includes commercially reasonable customary terms and conditions for an equity financing of an early-stage biopharmaceutical company.

Effective upon a complete funding of the entire principal amount of $500,000, the Company agreed to issue to the Lender 1,000,000 shares of its common stock.  The Company agreed to issue to the Lender an additional 1,000,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Note, but on or before July 1, 2018, or (ii) received a binding term sheet or other similar binding agreement pertaining to a licensing transaction with a company that operates in the pharmaceutical and/or biotech industries that will provide for at least $500,000 in upfront payments to the Company on or before July 1, 2018, as well as milestones and royalties for TAM-01, TAM-

3, or for any follow-on compounds of the Company (a “Licensing Transaction”) on or before July 1, 2018.  The Company agreed to issue to the Lender an additional 3,000,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Note, but on or before September 30, 2018, or (ii) received a binding term sheet or other similar binding agreement for a Licensing Transaction on or before September 30, 2018.

In addition to the foregoing, the Company entered into amendment (the “Amendment”) to that certain Amended and Restated Promissory Note with 0851229 BC, Ltd. dated June 13, 2016 (the “June 2016 Note”) whereby the maturity date of the June 2016 Note was extended to September 30, 2018.

The foregoing descriptions of the Note, the Security Agreement, and the Amendment do not purport to be complete and are qualified in their entirety by the terms and conditions of the agreements themselves. Copies of the Note, the Security Agreement, and the Amendment are attached as Exhibits 10.12, 10.13, and 10.14, respectively, to a Current Report on Form 8-K,, filed with the Commission on April 12, 2018.

The Note and the securities of the Company into which the Note is convertible were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws. The Lender has represented to the Company that it is an accredited investor. No person received any underwriting discount or commission in connection with the issuance of the securities described herein.

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

Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of December 31, 2017:

1.We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

ITEM 9B. Other Information.

Entry into Definitive Material Agreement; Sales of Unregistered Securities; Creation of a Direct Financial Obligation

As noted above under the heading “Recent Sales  of Unregistered Securities; Use of Proceeds from Registered Securities,” on April 6, 2018, the Company entered into an agreement with Fromar Investments, LP (the “Lender”) pursuant to which the Lender agreed to lend $500,000 to the Company, in return for which the Company issued a convertible promissory note (the “Note”). The Company and the Lender also entered into a Security Agreement to secure the Company’s obligations under the Note. Finally, the Company agreed with 0851229 BC LTD, an entity to which the Company had previously issued a promissory note (the “Prior Note”), to extend the maturity date of the Prior Note.  Additional details relating to the Note, the Security Agreement, and the Prior Note are included above.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of the current directors and executive officers:

Name	Age	Positions Held
Brian Kennedy	51	Chairman of the Board
Richard Marshak	59	Chief Executive Officer, Director
Timothy Powers, Ph.D.	52	Director
Chester Aldridge	44	Director
James P. Stapleton	54	Chief Financial Officer, Treasurer and Secretary

Biographical Information

The following is a brief account of the education and business experience of the incoming directors and executive officers during at least the past five years, indicating the person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

 Dr. Brian Kennedy is the chairman of the board of the Company. Dr. Kennedy is internationally recognized for his research in the basic biology of aging and as a visionary committed to translating research discoveries into new ways of delaying, detecting, preventing and treating human aging and associated diseases. He is the Director of the Centre for Healthy Ageing at the Yong Loo Lin School of Medicine at National University Singapore. He also serves as a Distinguished Professor in Biochemistry and Physiology. The Centre seeks to demonstrate that ageing interventions can be successfully employed in humans to extend healthspan, the disease-free and highly functional period of life.

From 2010 to 2016 he was the President and CEO of the Buck Institute for Research on Aging. Currently he remains as a Professor at the Institute, where his lab addresses the biology of aging. Dr. Kennedy has adjunct appointments at the Leonard Davis School of Gerontology at USC and the Department of Biochemistry at the University of Washington, where he was a faculty member from 2001 to 2010. In addition, Dr. Kennedy is also actively involved with a number of Biotechnology companies, serving in consulting and Board capacities, and is Scientific Director of Affirmativ Health. In addition, Dr. Kennedy serves as a Co-Editor-In-Chief at Aging Cell. Finally, Dr. Kennedy has a track record of interaction in China, where he was a Visiting Professor at the Aging Research Institute at Guangdong Medical College from 2009 to 2014.

Dr. Richard Marshak is the Company's chief executive officer and director. In December 2015, the Company engaged Dr. Marshak as a consultant, the terms of which are set forth in a consulting agreement with the Company. Dr. Marshak's consulting agreement with the Company has expired by its terms and is no longer in effect. From 2013 to 2015, Dr. Marshak served as the Founding Principal and President of LF Consulting, a business consulting firm that provides consulting services to a range of development-stage life science companies, with a focus on guiding prioritization of development pathways and optimizing commercialization planning as well as overall strategic planning. From 1999 to 2013, Dr. Marshak occupied roles of increasing responsibility at Abbott Laboratories' Pharmaceutical Products Group and at AbbVie, spanning product marketing across a broad range of therapeutic areas, business development, General Manager - Pain Care, General Manager - Alliance Management and Senior Director - Strategic Pricing. From early to middle 2011, Dr. Marshak occupied the position of General Manager - Alliance Management at Abbott Laboratories, and from mid-2011 to 2013, Dr. Marshak occupied the position of Senior Director - Strategic Pricing at Abbott Laboratories/AbbVie. On January 1, 2013, Abbott Laboratories separated its research-based pharmaceuticals business, which became AbbVie, a new independent biopharmaceutical company. Abbott Laboratories specializes in diversified products including medical devices, diagnostic equipment and nutrition products and AbbVie is a research-based pharmaceutical manufacturer. The Company is not affiliated with LF Consulting, AbbVie or Abbott Laboratories.

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

As of the date of this Report, our Board was comprised of Brian Kennedy, Richard Marshak, Chester Aldridge and Timothy Powers, none of whom is an independent director. We look to our directors to guide us through our next phase as a public company and to continue and manage our growth. Our directors bring leadership experience from a variety of corporate, technology and professional backgrounds which we require to continue to grow and to add shareholder value.

No interlocking relationship exists between the Board and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Section 16 Compliance

The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act; therefore, this item is not applicable.

ITEM 11. Executive Compensation.

The following table sets forth all compensation paid in respect of our principal executive officer and principal financial officer for the years ended December 31, 2017 and 2016. No other officer of the Company or Mount Tam received compensation in excess of $100,000 for the last two completed fiscal years.

EXECUTIVE COMPENSATION

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Timothy Powers (1)(2)	2017	136.333	-	-	-	-	13,079	149,412
	2016	57,395	-	-	647,672	-	13,079	718,146
Richard Marshak (3)	2017	265,385	-	-	-	-	-	265,385
	2016	216,154	-	-	2,428,771	-	-	2,644,925
James P. Stapleton(4)	2017	154,807	-	-	-	-	-	154,807
	2016	90,865	-	-	433,709	-	-	524,574

(1)Appointed CEO on August 13, 2015, resigned on February 8, 2016. Currently Chief Scientific Officer. 2017 includes accrued payroll paid for prior years.

(2)Mr. Powers is reimbursed for his medical insurance expenses.

(3)Appointed on March 29, 2016.

(4)Appointed on May 2, 2016.

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

Potential Payments Upon Termination or Change-in-Control

Other than any employment agreements described in this Annual Report on Form 10-K, as of the date of this Report we had no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of the Company or a change in the named executive officer's responsibilities, with respect to each named executive officer.

Director Compensation

We do not have any agreements or formal plan for compensating our directors for their service in their capacity as directors, although our board of directors may, in the future, award stock options to purchase shares of common stock to our directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of April 10, 2018, with respect to the beneficial ownership of any outstanding common stock by (i) any holder of more than 5%, (ii) each of our named executive officers and directors, and (iii) our directors and officers as a group. Unless otherwise indicated, the business address of each person listed is in care of the Company, 7250 Redwood Boulevard, Suite 300, Novato, California 94945. The percentages in the table has been calculated on the basis of treating all shares of common stock outstanding for a particular person, all shares of common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options which are exercisable within 60 days of that date.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned
Chester Aldridge (2)	3,108,333	5.8%
Timothy Powers	-	0%
Brian Kennedy	-	0%
David R. Wells	-	0%
Richard Marshak	-	-
James Stapleton	-	-
All directors and officers as a group (5 persons)	3,108,333	5.8%

Principal Stockholders
Doug Froese (3)	14,060,000	27%
Climate Change Investigation, Innovation and Investment, LLC(4)	8,012,822	15%

(1)Based on 53,320,702 shares of common stock outstanding on April 10, 2018.

(2)Mr. Aldridge is deemed the beneficial owner of shares of common stock and has sole or shared power to vote or to direct the vote and to dispose or direct disposition of these shares, which includes: (i) 2,808,333 shares of common stock held by Mr. Aldridge, (ii) 200,000 shares of common stock held by Bobby Aldridge, and (iii) 100,000 shares of common stock held by Joe Aldridge.

(3)Mr. Froese is deemed the beneficial owner of shares of common stock and has sole or shared power to vote or to direct the vote and to dispose or direct disposition of these shares, which includes: (i) 1,500,000 shares of common stock held by Mr. Froese, (ii) 2,900,000 shares of common stock held by 0851229 BC LTD, (iii) 1,750,000 shares of common stock held by 0797288 BC LTD, (iv) 1,750,000 shares of common stock held by Fromac Developments LTD, (v) 1,700,000 shares of common stock held by Compass Point Ventures LTD, (vi) 1,600,000 shares of common stock held by 0767182 BC LTD, (vii) 1,210,000 shares of common stock held by 0742949 BC LTD, (viii) 1,000,000 shares of common stock held by IC Projects LP, and (ix) 650,000 shares of common stock held by Larry Wiebe.

(4)CC3I is deemed the beneficial owner of shares of common stock and has sole or shared power to vote or to direct the vote and to dispose or direct disposition of these shares, which includes: (i) 166,667 shares of common stock held by Jake Farrell, and (ii) 166,667 shares of common stock held by Patrick Rawlings.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Review, Approval or Ratification of Transactions with Related Persons

As we have not adopted a code of ethics, we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person's immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with our best interests. During the fiscal year ended December 31, 2017, the Company entered into the following related party transactions:

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

Dr. Brian Kennedy, the Chairman of the Company's Board of Directors, was affiliated with The Buck Institute. Dr. Kennedy was CEO of The Buck Institute from July 2010 until December 2016, when he resigned as CEO. Currently, Dr. Kennedy is the Director of the Centre for Healthy Ageing at the Yong Loo Lin School of Medicine at National University Singapore.

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

ITEM 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2017, and December 31, 2016, for professional services rendered by RBSM LLP, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit Fees and Audit Related Fees	$72,500	$72,500
Tax Fees	-	-
All Other Fees	-	-
Total	$72,500	$72,500

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

10.5	Cancellation and Transfer Agreement dated August 13, 2015 by and among the Company and Ramon Tejeda, incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed August 19, 2015.

10.6	Amended and Restated Employment Agreement of Richard Marshak, incorporated by reference to Exhibit 10.4 to our Form 8-K filed with the SEC on March 31, 2016.

Exhibit No.	Description

10.7	Employment Agreement of James Stapleton, incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on April 26, 2016.
10.8	Amended and Restated Secured Convertible Promissory Note, incorporated by reference to Exhibit 99.1 to our Form 8-K filed with the SEC on June 15, 2016.

10.9	Amended and Restated Security Agreement, incorporated by reference to Exhibit 99.2 to our Form 8-K filed with the SEC on June 15, 2016.

10.10	Amended Letter Agreement, incorporated by reference to Exhibit 99.3 to our Form 8-K filed with the SEC on June 15, 2016.

10.11	Amendment No. 3 to Research and Collaboration and License Agreement with Buck Institute, incorporated by reference to Exhibit 99.1 to our Form 8-K filed with the SEC on July 22, 2016.

10.12	Convertible Promissory Note, dated April 6, 2018, incorporated by reference to 10.1 to our Form 8-K filed with the SEC on April 12, 2018.

10.13	Security Agreement, dated April 6, 2018, incorporated by reference to 10.2 to our Form 8-K filed with the SEC on April 12, 2018.

10.14	Amendment to Amended and Restated Promissory Note, dated April 6, 2018, incorporated by reference to 10.3 to our Form 8-K filed with the SEC on April 12, 2018.

21.1	Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNT TAM BIOTECHNOLOGIES, INC.

Dated: April 10, 2018	By:	/s/ Richard Marshak
	Name:	Richard Marshak
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: April 10, 2018	By:	/s/ James P. Stapleton
	Name:	James P. Stapleton
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Richard Marshak	Chief Executive Officer and Director	April 10, 2018
Richard Marshak	(Principal Executive Officer)

/s/ James P. Stapleton	Chief Financial Officer	April 10, 2018
James P. Stapleton	(Principal Financial Officer)

/s/ Brian Kennedy	Chairman of the Board of Directors	April 10, 2018
Brian Kennedy

/s/ Timothy Powers	Director	April 10, 2018
Timothy Powers

/s/ Chester Aldridge	Director	April 10, 2018
Chester Aldridge