Form 10-Q
period 2018-03-31
Mount TAM Biotechnologies, Inc.
filed 2018-05-14
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number 333-192060

Mount Tam Biotechnologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-3797537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7250 Redwood Boulevard, Suite 300Novato, California	949245
(Address of principal executive offices)	(Zip Code)

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

As of May 11, 2018, the issuer had 54,320,702 shares of its common stock, $0.0001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
Assets	Unaudited
Assets
Cash and cash equivalents	$70,811	$46,082
Prepaid expense	19,396	3,529
Total Current Assets	90,207	49,611
Other Assets
Deposit	7,046	7,046

Total Assets	$97,253	$56,657

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$1,009,119	$909,050
Accounts payable and accrued liabilities- related parties	2,941	18,235
Notes payable	33,304	17,500
Convertible debenture, net of unamortized debt discount	921,543	676,410
Total Current Liabilities	1,966,907	1,621,195

Total Liabilities	1,966,907	1,621,195

Stockholders’ Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 53,320,702 and 53,320,702 shares issued and outstanding	5,332	5,332
Stock subscription payable	(45)	(45)
Additional paid in capital	5,893,335	5,579,978
Accumulated deficit	(7,768,276)	(7,149,803)
Total Stockholders’ Deficit	(1,869,654)	(1,564,538)
Total Liabilities and Stockholders’ Deficit	$97,253	$56,657

See accompanying notes to these unaudited condensed consolidated financial statements

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
Revenue	$-	$-

Cost of Goods Sold	-	-

Gross Profit	-	-

Operating Expenses
Research and development	162,008	167,500
General and administrative	418,617	484,231
Total operating expenses	580,625	651,732

Operating loss	(580,625)	(651,732)

Other Income/Expenses
Other Income	-	534
Interest expense	(6,464)	(4,652)
Amortization of debt discount	(31,383)	(19,648)
Total other expenses	(37,847)	(23,766)

Net Loss	$(618,472)	$(675,498)

Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average common shares – basic and diluted	53,320,702	48,197,910

See accompanying notes to these unaudited condensed consolidated financial statements

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(618,472)	$(675,498)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of options	242,107	242,106
Stock based compensation	-	15,790
Amortization of debt discount	31,383	19,648
Amortization of prepaid expenses	5,293	4,171
Changes in operating assets and liabilities:
Prepaid expense	(3,600)	(8,486)
Deposits	-	(1,637)
Accounts payable and accrued liabilities	84,774	132,751
Net cash used in operating activities	(258,515)	(271,155)

Cash Flows from Financing Activities
Proceed from loans	285,000	-
Payment of loans	(1,756)	(1,758)
Proceeds from issuance of common stock		292,500
Net cash provided by financing activities	283,244	290,742

Net increase in cash	24,729	19,587

Cash, beginning of period	46,082	375,498

Cash, end of period	$70,811	$395,085

Non-cash investing and financing activities:
Debt discount due to beneficial conversion feature on note	$71,250	$-
Loan received shown as prepaid expenses	$17,561	$17,575

See accompanying notes to these unaudited condensed consolidated financial statements

Mount TAM Biotechnologies, Inc.

Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2018

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

To meet its business objectives, the Company formed a strategic partnership with the Buck Institute for Research on Aging ("Buck Institute"), an independent research facility focused on understanding the connection between aging and chronic disease. On August 17, 2014, Mount Tam entered into a Research Collaboration and License Agreement (the "Buck Institute License Agreement") with Buck Institute pursuant to which Mount Tam secured a worldwide exclusive license to certain compounds and technology to develop, manufacture and commercialize these compounds in the field of autoimmune diseases.  Our most advanced product candidate is TAM-01, a preclinical stage compound, which represents what we believe to be a promising therapeutic candidate for the treatment of SLE.  In July 2016 an amendment was signed which broadened the license to include any and all conditions, human and veterinary.  In February 2017 we announced that we were advancing into Discovery TAM-03, a novel rapamycin analog ("rapalog") which we consider to be a potential candidate for addressing an unmet need in several important cancer types.  In July 2017 we announced that we had entered into a collaboration with a prominent academic laboratory in the field of neurodegeneration to explore the potential of our compounds in Parkinson’s disease.

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

The Company is subject to a number of risks, including: the need to raise capital through equity and/or debt financings; the uncertainty whether the Company’s research and development efforts will result in successful commercial products; competition from larger organizations; reliance on licensing proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. See the section titled “Risk Factors” included in the 2017 Annual Report filed on Form 10-K with Securities and Exchange Commission (SEC).

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

Note 2 – Summary of Significant Accounting Policies

The significant accounting policies applied in the annual consolidated financial statements of the Company as of March 31, 2018 are applied consistently in these interim consolidated condensed financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2018 have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position as of March 31, 2018, the Company’s results of operation and the cash flows for the three months ended March 31, 2018. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K filed on April 16, 2018. The December 31, 2017 condensed consolidated balance sheet data was derived from the audited financial statements included in the Form 10-K filed on April 16, 2018. The financial statements and notes are representations of the Company's management ("Management") and its board of directors (the "Board of Directors"), who are responsible for their integrity and objectivity.

Results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or any other future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amount on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and it does not believe it is exposed to any significant credit risk. As of March 31, 2018 and December 31, 2017 the Company had cash and cash equivalents of $70,811 and $46,082, respectively.

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

Research and Development costs

The Company follows Accounting Standards Codification Subtopic (“ASC”) 730-10, “Research and Development,” in which research and development costs are charged to the statement of operations as incurred. During the three months ended March 31, 2018 and 2017 the Company incurred $162,008 and $167,500, respectively of expenses related to research and development costs.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were no potentially dilutive shares for the three months ended March 31, 2018.

Accounts Payable

Accounts payable and accrued expenses include the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Accounts payable	$489,403	$457,434
Accounts payable to related parties	2,941	18,234
Accrued legal fees	185,513	210,865
Accrued interest	45,061	38,658
Accrued salary	191,939	129,740
Other current liabilities	97,203	72,354
Total accounts payable and accrued expenses	$1,012,060	$927,285

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

For the three months ended March 31, 2018 the Company has determined that there we no assets or liabilities measured at fair value on a recurring basis.

The Company believes the carrying amounts of cash and cash equivalents, other current assets, accounts payable, accrued expenses salaries, wages and payroll taxes, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no significant operating history and had a cumulative net loss from inception (August 13, 2014) to March 31, 2018 of $7,768,276. The Company has a working capital deficit of $1,876,700 as of March 31, 2018. Since inception, the Company has been funded through debt and equity financings. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended March 31, 2018, have been prepared assuming the Company will continue as a going concern. The Company believes its cash resources are insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization of its product candidates. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.

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

Recent Accounting Pronouncements Issued But Not Adopted as of March 31, 2018

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) ("ASU 2016-18"). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. Adoption of ASU 2016-18 did not have a material impact on the Company's consolidated financial statements

In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) ("ASU 2016-15"). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. . Adoption of ASU 2016-15 did not have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas of simplification apply only to nonpublic entities. For public business entities, the amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. . Adoption of ASU 2016-09 won’t have a material impact on the Company's consolidated financial statements.

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

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. . Adoption of ASU 2016-01 may have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, we expect to adopt this guidance on January 1, 2018. The Company currently is pre revenue as such the Company will adopt the guidance of ASC Topic 606 once it starts to generate revenue.

The Company expects to generate revenues in the future primarily from license and collaboration agreements. The consideration the Company is eligible to receive under these agreements includes upfront payments, research and development funding, milestone payments, and royalties. Each collaboration agreement is unique and will need to be assessed separately under the five-step process under the new standard.

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

As a result of the Share Exchange, the Company assumed an obligation to a former note holder in the amount of $17,500. The unsecured promissory note in the amount of $15,000 is to an unrelated party. Pursuant to the terms of the note, the note is interest bearing at 3.5% and is due on demand. As of March 31, 2018, the Company has accrued interest of $2,383. Another unsecured promissory note is of $2,500 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. The Company is currently assessing how to revise the terms of this note.

Note 4 – Convertible Notes

During the three months ended March 31, 2018, the Company borrowed $35,000 from 0851229 BC Ltd. (the "Lender") through a convertible note bearing 3% interest with a maturity date of March 18, 2017. The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock.

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

The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock. The Lender and the Company agreed that the aggregate principal amount of all outstanding loans made under the Secured Note shall not exceed $5,000,000 at any time, and the maturity was extended to March 18, 2018.  See Note 9 - Subsequent event, where the maturity was extended to September 30, 2018. Terms of the Secured Note include the obligation to convert the loan at a financing with gross proceeds to the Company (if such financing is led by an institutional investor or contains commercially reasonable terms and conditions for an early stage biopharmaceutical company) of at least $2,000,000 at a conversion price equal to 80% of the price per share in the financing.

The initial fair value of the beneficial conversion feature of the note on the date of issuance was determined to be $8,750. The value of beneficial conversion feature is being amortized over the life of the loan. For the three months ended March 31, 2018 and 2017, the Company amortized debt discount of $25,345 and $19,648, respectively. The unamortized debt discount as of March 31, 2018, and December 31, 2017, is $0 and $16,595, respectively.

As of December 31, 2017, the Company had principal outstanding on this Secured Note of $693,004 and accrued interest of $36,402.

As of March 31, 2018, the Company had principal outstanding on this Secured Note of $728,004 and accrued interest of $41,598. Total interest expenses for the three months ended March 31, 2018 and 2017 was $5,197 and $4,597, respectively.

On April 6, 2018, the Company, and Fromar Investments, LP (the “Lender”) entered into an arrangement whereby Lender would lend the Company $500,000 pursuant to the terms of a promissory note (the “Note”).  The Note bears interest at a rate of 8.0% per annum and has a maturity date of September 30, 2108.  By agreement of the parties, the effective date of the Note is March 5, 2018, and funds are disbursed under the Note pursuant to a schedule thereto.  Pursuant to the terms of the Note, if the Company issues capital stock or any security convertible into or exercisable for its capital stock in a transaction, the primary purpose of which is to raise capital (a “Financing”), the Lender may convert all or any portion of the outstanding principal amount and accrued and unpaid interest into the same securities issued by the Company in the Financing (the “Financing Securities”) at a conversion price equal to eighty percent (80%) of the price per Financing Securities paid by the other investors in the Financing. During the three month period ended March 31, 2018, the Company received $250,000 from Fromar pursuant to the Note.  Please see Note 9 – Subsequent Events for details of this Note.

The initial fair value of the beneficial conversion feature of the note on the date of issuance was determined to be $62,500. The value of beneficial conversion feature is being amortized over the life of the loan. For the three months ended March 31, 2018 and 2017, the Company amortized debt discount of $6,038 and $0, respectively. The unamortized debt discount as of March 31, 2018, and December 31, 2017, is $56,462 and $0, respectively.

As of December 31, 2017, the Company had principal outstanding on this Secured Note of $0 and accrued interest of $0.

As of March 31, 2018, the Company had principal outstanding on this Secured Note of $250,000 and accrued interest of $1,079. Total interest expenses for the three months ended March 31, 2018 and 2017 was $1,079 and $0, respectively.

Note 5 – Capital Stock

Common Stock

The Company has authority to issue up to 100,000,000 shares, par value $0.0001 per share. As of March 31, 2018, there were 53,320,702 shares of the Company’s common stock issued and outstanding.

Mount Tam has an agreement with The Buck Institute as further detailed in Note 7 to maintain a certain common stock equity interest in the Company. As of March 31, 2018 and December 31, 2017 the Company owed to the Buck Institute 0 and 0 shares respectively, as a result of the Share Exchange and subsequent issuances of common stock. For the three months ended March 31, 2018 the Company needs to issue 0 shares which were treated as issuable for services and valued at $0.

During the year ended December 31, 2017, the Company issued 1,444,272 shares of common stock to The Buck Institute for stock to be issued which were accounted for in prior period(s).

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

As summary of option activity under the 2016 Plan as of March 31, 2018, and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	6,465,000	$0.59	8.10	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2018	6,465,000	$0.59	8.10	$-
Exercisable at March 31, 2018	1,709,583	$0.59	8.10	$-

As of March 31, 2018, there was $1,841,547 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years. Stock-based compensation expense related to vested options was $242,106 and $242,106 for the three months ended March 31, 2018 and 2017, respectively. The Company did not issue any stock option during the three months ended March 31, 2018

Warrants

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

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,009,616	$ 0.175	4.9	$ 176,683
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2018	1,009,616	$ 0.175	4.6	$ 176,683
Exercisable at March 31, 2018	1,009,616	$ 0.175	4.6	$ 176,683

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

In addition, the Company issued to Buck Institute that number of shares equal to 5% of the Company's total outstanding shares. Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of Common Stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of March 31, 2018, the Company has issued 2,644,272 shares of the Company's Common Stock to Buck Institute and committed to issue 0 shares of the Company Common stock as additional shares.

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

As of March 31, 2018 none of the milestone events had yet been achieved.

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

Note 8 – Related Party Transactions

Pursuant to our agreements with the Buck Institute and with our Chairman of the Board Brian Kennedy (Professor and Principal Investigator at the Buck Institute), the Buck Institute is deemed a related party. Please see Note 7, Commitments and Contingencies, for discussion of our liabilities and obligations with the Buck Institute. During the three months ended March 31, 2018 and 2017, the Company expensed $1,341 and $3,673, respectively, for the services provided by Buck Institute, respectively. As of March 31, 2017 the Company owed to the Buck Institute 245,615 shares, as a result of the Share Exchange transaction and subsequent issuances of common stock. As of March 31, 2018 the Company owed to the Buck Institute 0 shares, as a result of no Share Exchange transaction and no subsequent issuances of common stock.  For the three months ended March 31, 2017, the Company committed to issue 52,632 shares, which were treated as issued for service and valued at $15,790. For the three months ended March 31, 2018, the Company committed to issue 0 shares, which were treated as issued for service and valued at $0.   As of March 31, 2018 and December 31, 2017, our accounts payable balance to Buck Institute was $2,941 and $18,235 respectively.

See Note 4 for a description of the loans the Company received from 0851229 BC Ltd deemed a related party as a result of owning more than 10% of the Company's common stock.

Note 9 – Subsequent Events

On April 6, 2018, the Company, and Fromar Investments, LP (the “Lender”) entered into an arrangement whereby Lender would lend the Company $500,000 pursuant to the terms of a convertible promissory note (the “Note”).  The Note bears interest at a rate of 8.0% per annum and has a maturity date of September 30, 2108.  By agreement of the parties, the effective date of the Note is March 5, 2018, and funds are disbursed under the Note pursuant to a schedule thereto.  As of March 31, 2018, the Company had principal outstanding on this Note of $250,000 and accrued interest of $1,079.  As of May 9, 2018, the Company had received the additional $250,000, and had Company had principal outstanding on this Note of $500,000.  Pursuant to the terms and conditions of this note, specifically upon receipt of $500,000, the Company is required to issue the Lender 1,000,000 shares of its common stock. On April 27, 2018 the Company issued the Lender 1,000,000 shares of its common stock.

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

Effective upon a complete funding of the entire principal amount of $500,000, the Company agreed to issue to the Lender 1,000,000 shares of its common stock.  The Company agreed to issue to the Lender an additional 1,000,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Note, but on or before July 1, 2018, or (ii) received a binding term sheet or other similar binding agreement pertaining to a licensing transaction with a company that operates in the pharmaceutical and/or biotech industries that will provide for at least $500,000 in upfront payments to the Company on or before July 1, 2018, as well as milestones and royalties for TAM-01, TAM-03, or for any follow-on compounds of the Company (a “Licensing Transaction”) on or before July 1, 2018.  The Company agreed to issue to the Lender an additional 3,000,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Note, but on or before September 30, 2018, or (ii) received a binding term sheet or other similar binding agreement for a Licensing Transaction on or before September 30, 2018.

In addition to the foregoing, the Company entered into amendment (the “Amendment”) to that certain Amended and Restated Promissory Note with 0851229 BC, Ltd. dated June 13, 2016 (the “June 2016 Note”) whereby the maturity date of the June 2016 Note was extended to September 30, 2018.

The foregoing descriptions of the Note, the Security Agreement, and the Amendment do not purport to be complete and are qualified in their entirety by the terms and conditions of the agreements themselves. Copies of the Note, the Security Agreement, and the Amendment are attached as Exhibits 10.12, 10.13, and 10.14, respectively, to a Current Report on Form 8-K, filed with the Commission on April 12, 2018.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the results of operations and financial condition of Mount Tam Biotechnologies, Inc. for the three months ended March 31, 2018, should be read in conjunction with the financial statements of Mount Tam Biotechnologies, Inc., and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as Mount Tam Biotechnologies plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the form 10-K filed on April 16, 2018. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Plan of Operations

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $618,472 for the three months ended March 31, 2018 and has an accumulated deficit of $7,768,276 as of March 31, 2018.

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of March 31, 2018, the Company had working capital deficit of $1,876,700 with cash balance of $70,811. Our cash increased by $24,729 during the three months ended March 31, 2018.

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

Additionally, pursuant to the Amendment, the parties agreed to settle past research funding amounts owed by the Company to The Buck Institute. The Company agreed to pay $40,000 within ten days of the execution of the Amendment, and The Buck Institute agreed that once this amount is paid, the Company will be deemed to be in full compliance with the terms of the License Agreement, including its payment obligations. On July 19, 2016, the Company made the $40,000 payment to The Buck Institute.  In addition to the $40,000 payment, on June 13, 2016, the Company paid to The Buck Institute $11,706 in connection with costs incurred to further the Company's intellectual property position under the License Agreement. Pursuant to the above amendment The Buck Institute waived $274,247 of payable by the Company. In addition, the Company issued to Buck Institute 1,009,016 shares of common stock, which was the number of shares required to equal to 5% of the Company's total outstanding shares. Pursuant to the original License Agreement, and the Amendment, The Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of common stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of March 31, 2018, the Company has issued 2,644,272 shares of the Company's common stock to The Buck Institute and committed to issue 0 shares of the Company's common stock as additional shares.

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

Negative Operating Cash Flow

We reported negative cash flow from operations for the three months ended March 31, 2018 and 2017. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $70,811 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with high volatility in prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

For the three months ended March 31, 2018 compared with the three months ended March 31, 2017

Revenue

We had no revenues for the three months ended March 31, 2018 and 2017. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $580,625 and $651,732 during the three months ended March 31, 2018 and 2017, respectively. Our operating expenses included research and development expenses in the amount of $162,008 and $167,500, and general and administrative expenses in the amount of $418,617 and $484,231 for three months ended March 31, 2018 and 2017, respectively.

Other Expense

Other expense totaled $37,847 and $23,766 during the three months ended March 31, 2018, and 2017, respectively. The increase is due to interest owed on notes used to finance our operations. Other expenses included interest expense in the amount of $6,464 and $4,652, and amortization of debt discount in the amount of $31,383 and $19,648 for three months ended March 31, 2018 and 2017, respectively.

Net Loss

As a result of the foregoing, during the three months ended March 31, 2018 and 2017, we recorded a net loss of $618,472 and $675,498, respectively.

Liquidity and Capital Resources

We had cash and equivalents of $70,811 at March 31, 2018.

Operating Activities

During the three months ended March 31, 2018, we used $258,515 of cash in operating activities, compared to $271,155 for the three months ended March 31, 2017. Non-cash adjustments included $242,106 and $242,106 related to options, $5,293 and $4,171 in amortization of prepaid expenses and net change in accounts payable and accrued liabilities of $84,774 and $132,751 during the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March 31, 2018 and 2017, the Company amortized debt discount of $31,383 and $19,648, respectively. Stock-based compensation expense for the three months ended March 31, 2018 was $0, as no shares were required to be issued. Stock-based compensation expense are for shares to be issued to Buck valued at $15,790 for the three months ended March 31, 2017. No Stock-based compensation expense were required to be issued to Buck for the three months ended March 31, 2018.

Financing Activities

Financing activities provided $283,244 to us during the three months ended March 31, 2018 compared to $290,742 for the three months ended March 31, 2017. We received $283,244 in net proceeds from loans for the three months ended March 31, 2018 compared to $1,758 paid during the three months ended March 31, 2017. In addition, we received $0 in net proceeds from issuance of common stock for the three months ended March 31, 2018, compared to $292,500 during the three months ended March 31, 2017.

Sources of Liquidity and Capital

During the three months ended March 31, 2018, we received net proceeds from issuance of common stock in the amount of $0.  During the three months ended March 31, 2017, we received net proceeds from issuance of common stock in the amount of $292,500.

During the three months ended March 31, 2018, we received net proceeds from loans in the amount of $285,000.  During the three months ended March 31, 2017, we received net proceeds loans in the amount of $0

Financing activities provided $283,244 to us during the three months ended March 31, 2018 compared to $290,742 for the three months ended March 31, 2017. The capital raised has been used primarily to support our operations. As of March 31, 2018, the Company had remaining cash of $70,811 with net working capital deficit of $1,876,700. As a result of the Company’s significant operating expenditures and the lack of any significant product sales revenue, we expect to incur losses from operations for the near future.

We reported negative cash flow from operations for the period ended March 31, 2018 and 2017. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $70,811 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with volatility in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of March 31, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of March 31, 2018:

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 16, 2018 (the “2016 Form 10-K”).  The Risk Factors set forth in the 2017 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2017 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

MOUNT TAM BIOTECHNOLOGIES, INC.

Dated: May 14, 2018	By:	/s/ Richard Marshak
	Name:	Richard Marshak
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2018	By:	/s/ James P. Stapleton
	Name:	James P. Stapleton
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)