Form 10-Q
period 2018-06-30
Mount TAM Biotechnologies, Inc.
filed 2018-08-20
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 17, 2018, the issuer had 55,320,702 shares of its common stock, $0.0001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
Assets	Unaudited
Assets
Cash and cash equivalents	$ 45,651	$ 46,082
Prepaid expense	19,321	3,529
Total Current Assets	64,972	49,611
Other Assets
Deposit	7,046	7,046

Total Assets	$ 72,018	$ 56,657

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$ 1,198,749	$ 909,050
Accounts payable and accrued liabilities- related parties	-	18,235
Notes payable	26,280	17,500
Convertible debenture, net of unamortized debt discount	1,172,150	676,410
Total Current Liabilities	2,397,179	1,621,195

Total Liabilities	2,397,179	1,621,195

Stockholders’ Deficit
Common stock, $0.0001 par value; 200,000,000 shares authorized; 54,320,702 and 53,320,702 shares issued and outstanding	5,432	5,332
Stock subscription payable	(45)	(45)
Stock to be issued	4,500	-
Additional paid in capital	6,290,532	5,579,978
Accumulated deficit	(8,625,580)	(7,149,803)
Total Stockholders’ Deficit	(2,325,161)	(1,564,538)
Total Liabilities and Stockholders’ Deficit	72,018	$ 56,657

See accompanying notes to these unaudited condensed consolidated financial statements

Mount TAM Biotechnologies, Inc. Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	June 30,	June 30,
	2018	2017	2018	2017
Revenue	$ --	$ -	$ -	$ -

Cost of Goods Sold	--	-	-	-

Gross Profit	--	-	-	-

Operating Expenses
Research and development	349,449	136,559	511,457	304,059
General and administrative	339,737	489,736	758,355	973,968
Total operating expenses	689,187	626,295	1,269,812	1,278,027

Operating loss	(689,187)	(626,295)	(1,269,812)	(1,278,027)

Other Income/Expenses
Other Income	-	-	-	534
Interest expense	(15,009)	(4,869)	(21,473)	(9,522)
Amortization of debt discount	(153,107)	(19,866)	(184,490)	(39,514)
Total other expenses	(168,116)	(24,735)	(205,963)	(48,502)

Net Loss	$ (857,303)	$ (651,030)	$ (1,475,775)	$ (1,326,529)

Net loss per share – basic and diluted	$ (0.02)	$ (0.01)	$ (0.03)	$ (0.03)

Weighted average common shares – basic and diluted	54,144,879	48,846,985	53,735,067	48,524,241

See accompanying notes to these unaudited condensed consolidated financial statements

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$ (1,475,775)	$ (1,326,529)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of options	486,903	486,902
Stock based compensation	4,500	15,790
Amortization of debt discount	184,490	39,514
Amortization of prepaid expenses	10,582	15,565
Changes in operating assets and liabilities:		-
Prepaid expense	(8,814)	(8,458)
Deposits	-	(1,637)
Accounts payable and accrued liabilities	271,463	207,154
Net cash used in operating activities	$ (526,651)	(571,699)

Cash Flows from Financing Activities
Proceed from loans	535,000
Payment of loans	(8,780)	(7,058)
Proceeds from issuance of common stock		292,500
Net cash provided by financing activities	526,220	285,442

Net increase in cash	(431)	(286,257)

Cash, beginning of period	46,082	375,498

Cash, end of period	$ 45,651	$ 89,241

Non-cash investing and financing activities:
Debt discount due to beneficial conversion feature on note	$ 223,750
Loan received shown as prepaid expenses	$ 17,560	$ 17,575

See accompanying notes to these unaudited condensed consolidated financial statements

Mount TAM Biotechnologies, Inc.

Unaudited Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018

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

The Company is subject to a number of risks, including: the need to raise capital through equity and/or debt financings; the uncertainty whether the Company’s research and development efforts will result in successful commercial products; competition from larger organizations; reliance on licensing proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. See the section titled “Risk Factors” included in the 2017 Annual Report filed on Form 10-K with Securities and Exchange Commission (SEC) on April 17, 2018.

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

Note 2 – Summary of Significant Accounting Policies

The significant accounting policies applied in the annual consolidated financial statements of the Company as of June 30, 2018 are applied consistently in these interim consolidated condensed financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2018 have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position as of June 30, 2018, the Company’s results of operation and the cash flows for the three and six months ended June 30, 2018. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K filed on April 16, 2018. The December 31, 2017 condensed consolidated balance sheet data was derived from the audited financial statements included in the Form 10-K filed on April 16, 2018. The financial statements and notes are representations of the Company's management ("Management") and its board of directors (the "Board of Directors"), who are responsible for their integrity and objectivity.

Results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or any other future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amount on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and it does not believe it is exposed to any significant credit risk. As of June 30, 2018 and December 31, 2017 the Company had cash and cash equivalents of $45,651 and $46,082, respectively.

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

Research and Development costs

The Company follows Accounting Standards Codification Subtopic (“ASC”) 730-10, “Research and Development,” in which research and development costs are charged to the statement of operations as incurred. During the three and six months ended June 30, 2018 and 2017 the Company incurred $349,449 and $136,559 and $511,457 and $304,059 respectively of expenses related to research and development costs.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were no potentially dilutive shares for the three and six months ended June 30, 2018.

Accounts Payable

Accounts payable and accrued expenses include the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Accounts payable	$699,149	$457,434
Accounts payable to related parties	-	18,234
Accrued legal fees	153,758	210,865
Accrued interest	59,825	38,658
Accrued salary	190,917	129,740
Other current liabilities	95,100	72,354
Total accounts payable and accrued expenses	$1,198,749	$927,285

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

For the three and months ended June 30, 2018 the Company has determined that there we no assets or liabilities measured at fair value on a recurring basis.

The Company believes the carrying amounts of cash and cash equivalents, other current assets, accounts payable, accrued expenses salaries, wages and payroll taxes, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no significant operating history and had a cumulative net loss from inception (August 13, 2014) to June 30, 2018 of $8,625,580. The Company has a working capital deficit of $2,332,207 as of June 30, 2018. Since inception, the Company has been funded through debt and equity financings. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended June 30, 2018, have been prepared assuming the Company will continue as a going concern. The Company believes its cash resources are insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization of its product candidates. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.

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

Recent Accounting Pronouncements Issued But Not Adopted as of June 30, 2018

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) ("ASU 2016-18"). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. Adoption of ASU 2016-18 won’t have a material impact on the Company's consolidated financial statements

In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) ("ASU 2016-15"). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. Adoption of ASU 2016-15 won’t have a material impact on the Company's consolidated financial statements.

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

As a result of the Share Exchange, the Company assumed an obligation to a former note holder in the amount of $17,500. The unsecured promissory note in the amount of $15,000 is to an unrelated party. Pursuant to the terms of the note, the note is interest bearing at 3.5% and is due on demand. As of June 30, 2018, the Company has accrued interest of $2,512. Another unsecured promissory note is of $2,500 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. The Company is currently assessing how to revise the terms of this note.

Note 4 – Convertible Notes

0851229 BC Ltd.

During the three months ended March 31, 2018, the Company borrowed $35,000 from 0851229 BC Ltd. (the "Lender") through a convertible note bearing 3% interest with a maturity date of September 30, 2018. The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock.

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

The initial fair value of the beneficial conversion feature of the note on the date of issuance was determined to be $8,750. The value of beneficial conversion feature is being amortized over the life of the loan. For the three months ended June 30, 2018 and 2017, the Company amortized debt discount of $0 and $19,866, respectively. For the six months ended June 30, 2018 and 2017, the Company amortized debt discount of $25,345 and $39,514, respectively.  The unamortized debt discount as of June 30, 2018, and December 31, 2017, is $0 and $24,851, respectively.

As of December 31, 2017, the Company had principal outstanding on this Secured Note of $693,004 and accrued interest of $36,402.

As of June 30, 2018, the Company had principal outstanding on this Secured Note of $728,004 and accrued interest of $46,984. Total interest expenses for the three months ended June 30, 2018 and 2017 was $5,385 and $4,572, respectively. Interest expenses for the six months ended June 30, 2018 and 2017 was $10,582 and $9,041, respectively.

Fromar Investments, LP

On April 6, 2018, the Company, and Fromar Investments, LP (the “Lender”) entered into an arrangement whereby Lender would lend the Company $500,000 pursuant to the terms of a convertible promissory note (the “Note”).  The Note bears interest at a rate of 8.0% per annum and has a maturity date of September 30, 2018.  By agreement of the parties, the effective date of the Note is March 5, 2018, and funds are disbursed under the Note pursuant to a schedule thereto.  As of March 31, 2018, the Company had principal outstanding on this Note of $250,000 and accrued interest of $1,079.  As of May 9, 2018, the Company had received the additional $250,000, and had Company had principal outstanding on this Note of $500,000. As of June 30, 2018, the Company had principal outstanding on this Note of $500,000 and accrued interest of $10,329.   Pursuant to the terms and conditions of this note, specifically upon receipt of $500,000, the Company is required to issue the Lender 1,000,000 shares of its common stock. On April 27, 2018 the Company issued the Lender 1,000,000 shares of its common stock. The beneficial conversion feature on the convertible note is $215,000. With respect to the Convertible Notes, Mount Tam applied ASC

470, “Debt with Conversion and Other Options”, pursuant to which Mount Tam recognized and measured the Beneficial Conversion Feature (“BCF”) in the Convertible Notes at the commitment date by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature is calculated on the commitment date using the effective conversion price. The discount resulting from the BCF is amortized over the life of the Convertible Notes and is contained in financial expenses (income), net in the Company’s statements of consolidated comprehensive loss unless converted earlier.

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

Effective upon a complete funding of the entire principal amount of $500,000, the Company agreed to issue to the Lender 1,000,000 shares of its common stock.  The Company agreed to issue to the Lender an additional 1,000,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Note, but on or before July 1, 2018, or (ii) received a binding term sheet or other similar binding agreement pertaining to a licensing transaction with a company that operates in the pharmaceutical and/or biotech industries that will provide for at least $500,000 in upfront payments to the Company on or before July 1, 2018, as well as milestones and royalties for TAM-01, TAM-03, or for any follow-on compounds of the Company (a “Licensing Transaction”) on or before July 1, 2018.  The Company agreed to issue to the Lender an additional 3,000,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Note, but on or before September 30, 2018, or (ii) received a binding term sheet or other similar binding agreement for a Licensing Transaction on or before September 30, 2018. The Company issued 1,000,000 shares to the note holders as discussed above which were valued at $90,000 and was expensed out during the six months ended June 30, 2018 as an amortization expenses.

In addition to the foregoing, the Company entered into amendment (the “Amendment”) to that certain Amended and Restated Promissory Note with 0851229 BC, Ltd. dated June 13, 2016 (the “June 2016 Note”) whereby the maturity date of the June 2016 Note was extended to September 30, 2018.

The foregoing descriptions of the Note, the Security Agreement, and the Amendment do not purport to be complete and are qualified in their entirety by the terms and conditions of the agreements themselves. Copies of the Note, the Security Agreement, and the Amendment are attached as Exhibits 10.1, 10.2, and 10.3, respectively, to a Current Report on Form 8-K, filed with the Commission on April 12, 2018.

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

The initial fair value of the beneficial conversion feature of the note on the date of issuance was determined to be $125,000. The value of beneficial conversion feature is being amortized over the life of the loan. For the three months ended June 30, 2018 and 2017, the Company amortized debt discount of $153,107 and $0, respectively. For the six months ended June 30, 2018 and 2017, the Company amortized debt discount of $159,145 and $0, respectively. The unamortized debt discount as of June 30, 2018, and December 31, 2017, is $55,855 and $0, respectively.

As of December 31, 2017, the Company had principal outstanding on this Note of $0 and accrued interest of $0.

As of June 30, 2018, the Company had principal outstanding on this Note of $500,000 and accrued interest of $10,329.

Total interest expenses for the three months ended June 30, 2018 and 2017 was $9,249 and $0, respectively. Total interest expenses for the six months ended June 30, 2018 and 2017 was $10,329 and $0, respectively.

Note 5 – Capital Stock

Common Stock

The Company has authority to issue up to 200,000,000 shares, par value $0.0001 per share. As of June 30, 2018, there were 54,320,702 shares of the Company’s common stock issued and outstanding.

Mount Tam has an agreement with The Buck Institute as further detailed in Note 7 to maintain a certain common stock equity interest in the Company. As of June 30, 2018 and December 31, 2017 the Company owed to the Buck Institute 50,000 and 0 shares respectively, as a result of the Share Exchange and subsequent issuances of common stock. For the six months ended June 30, 2018 the Company needs to issue 50,000 shares which were treated as issuable for services and valued at $4,500.

During the year ended December 31, 2017, the Company issued 1,009,016 shares of common stock to The Buck Institute for stock to be issued which were accounted for in prior period(s).  During the year ended December 31, 2016, the Company issued 435,256 shares of common stock to The Buck Institute for stock to be issued which were accounted for in prior period(s).

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

Stock-based compensation expense related to vested options was $244,796 and $486,902 for the three and six months ended June 30, 2018, respectively.

The Company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted during the year ended December 31, 2016.

Date of Grant
Expected term (years)	10
Expected volatility	131%-153%
Risk-free interest rate	1.26%-1.32%
Dividend yield	0%

As summary of option activity under the 2016 Plan as of June 30, 2018, and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	6,465,000	$0.59	7.90	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2018	6,465,000	$0.59	7.90	$-
Exercisable at June 30, 2018	3,385,416	$0.59	7.90	$-

As of June 30, 2018, there was $1,596,751 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.68 years.

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

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,009,616	$ 0.175	4.6	$ 176,683
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2018	1,009,616	$ 0.175	4.3	$ 176,683
Exercisable at June 30, 2018	1,009,616	$ 0.175	4.3	$ 176,683

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

In addition, the Company issued to Buck Institute that number of shares equal to 5% of the Company's total outstanding shares. Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of Common Stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of June 30, 2018, the Company has issued 2,644,272 shares of the Company's Common Stock to Buck Institute and committed to issue 50,000 shares of the Company Common stock as additional shares.

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

As of June 30, 2018 none of the milestone events had yet been achieved.

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

Note 8 – Related Party Transactions

Pursuant to our agreements with the Buck Institute and with our Chairman of the Board Brian Kennedy (Professor and Principal Investigator at the Buck Institute), the Buck Institute is deemed a related party. Please see Note 7, Commitments and Contingencies, for discussion of our liabilities and obligations with the Buck Institute. During the three months ended June 30, 2018 and 2017, the Company expensed $506 and $423, respectively, for the services provided by Buck Institute, respectively. As of June 30, 2018 the Company owed to the Buck Institute 50,000 shares, as a result of issuances of common stock.  For the six months ended June 30, 2017, the Company committed to issue 52,632 shares, which were treated as issued for service and valued at $15,790. For the six months ended June 30, 2018, the Company committed to issue 50,000 shares, which were treated as issued for service and valued at $4,500.   As of June 30, 2018 and December 31, 2017, our accounts payable balance to Buck Institute was $0 and $18,235 respectively.

In the year 2016, Buck Institute billed the Company for office space and administration services (Note 7).

See Note 4 for a description of the loans the Company received from 0851229 BC Ltd deemed a related party as a result of owning more than 10% of the Company's common stock.

Note 9 – Subsequent Events

In July 2018, the Company issued 1,000,000 shares of its Common stock to Fromar (See Note 4 – Convertible Notes) pursuant to failing to complete either of the following:(i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Note, but on or before July 1, 2018, or (ii) received a binding term sheet or other similar binding agreement pertaining to a licensing transaction with a company that operates in the pharmaceutical and/or biotech industries that will provide for at least $500,000 in upfront payments to the Company on or before July 1, 2018, as well as milestones and royalties for TAM-01, TAM-03, or for any follow-on compounds of the Company (a “Licensing Transaction”) on or before July 1, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the results of operations and financial condition of Mount Tam Biotechnologies, Inc. for the three and six months ended June 30, 2018, should be read in conjunction with the financial statements of Mount Tam Biotechnologies, Inc., and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as Mount Tam Biotechnologies plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the form 10-K filed on April 16, 2018. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Plan of Operations

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $857,303 and $1,475,775 for the three and six months ended June 30, 2018, respectively and has an accumulated deficit of $8,625,580 as of June 30, 2018.

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of June 30, 2018, the Company had working capital deficit of $2,332,207 with cash balance of $45,651. Our cash decreased by $431 during the six months ended June 30, 2018.

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

Additionally, pursuant to the Amendment, the parties agreed to settle past research funding amounts owed by the Company to The Buck Institute. The Company agreed to pay $40,000 within ten days of the execution of the Amendment, and The Buck Institute agreed that once this amount is paid, the Company will be deemed to be in full compliance with the terms of the License Agreement, including its payment obligations. On July 19, 2016, the Company made the $40,000 payment to The Buck Institute.  In addition to the $40,000 payment, on June 13, 2016, the Company paid to The Buck Institute $11,706 in connection with costs incurred to further the Company's intellectual property position under the License Agreement. Pursuant to the above amendment The Buck Institute waived $274,247 of payable by the Company. In addition, the Company issued to Buck Institute 1,009,016 shares of common stock, which was the number of shares required to equal to 5% of the Company's total outstanding shares. Pursuant to the original License Agreement, and the Amendment, The Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of common stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of June 30, 2018, the Company has issued 2,644,272 shares of the Company's common stock to The Buck Institute and committed to issue 50,000 shares of the Company's common stock as additional shares.

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

Negative Operating Cash Flow

We reported negative cash flow from operations for the six months ended June 30, 2018 and 2017. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $45,651 may not be sufficient to fund our operations for at least the next twelve (12) months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with high volatility in prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

For the three months ended June 30, 2018 compared with the three months ended June 30, 2017

Revenue

We had no revenues for the three months ended June 30, 2018 and 2017. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $689,187 and $626,295 during the three months ended June 30, 2018 and 2017, respectively. Our operating expenses included research and development expenses in the amount of $349,449 and $136,559, and general and administrative expenses in the amount of $339,737 and $489,736 for three months ended June 30, 2018 and 2017, respectively. The increase in research and development expenses are related exploring additional indications for our compounds. The decrease in general and administrative expenses are related to a consulting agreement that expired, and lower legal expenses.

Other Expense

Other expense totaled $168,116 and $24,735 during the three months ended June 30, 2018, and 2017, respectively. The increase is due to interest owed on notes used to finance our operations. Other expenses included interest expense in the amount of $15,009 and $4,869, and amortization of debt discount in the amount of $153,107 and $19,866 for three months ended June 30, 2018 and 2017, respectively. The increase is due to interest owed on notes (which increased during the period) used to finance our operations.

Net Loss

As a result of the foregoing, during the three months ended June 30, 2018 and 2017, we recorded a net loss of $857,303 and $651,030, respectively.

For the six months ended June 30, 2018 compared with the six months ended June 30, 2017.

Revenue

We had no revenues for the six months ended June 30, 2018 and 2017. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $1,269,812 and $1,278,027 during the six months ended June 30, 2018 and 2017, respectively. Our operating expenses included research and development expenses in the amount of $511,457 and $304,059, and general and administrative expenses in the amount of $758,355 and $973,968 for six months ended June 30, 2018 and 2017, respectively. The increase in research and development expenses are related to exploring additional indications for our compounds. The decrease in general and administrative expenses are related to a consulting agreement that expired, and lower legal expenses.

Other Expense

Other expense totaled $205,963 and $48,502 during the six months ended June 30, 2018, and 2017, respectively. The increase is due to interest owed on notes used to finance our operations. Other expenses included interest expense in the amount of $21,473 and $9,522, and amortization of debt discount in the amount of $184,490 and $39,514 for six months ended June 30, 2018 and 2017, respectively. The increase is due to interest owed on notes (which increased during the period) used to finance our operations.

Net Loss

As a result of the foregoing, during the six months ended June 30, 2018 and 2017, we recorded a net loss of $1,475,775 and $1,326,529 respectively.

Liquidity and Capital Resources

We had cash and equivalents of $45,651 at June 30, 2018.

Operating Activities

During the six months ended June 30, 2018, we used $524,896 of cash in operating activities, compared to $571,699 for the six months ended June 30, 2017. Non-cash adjustments included $486,903 and $486,902 related to options, $10,582 and $15,565 in amortization of prepaid expenses, $4,500 and $15,790 in stock based compensation for the shares issued to Buck, $184,490 and $39,514 in amortization of debt discount and net change in accounts payable and accrued liabilities of $271,463 and $207,154 during the six months ended June 30, 2018 and 2017, respectively.

Financing Activities

Financing activities provided $524,465 to us during the six months ended June 30, 2018 compared to $285,442 for the six months ended June 30, 2017. We received $535,000 in net proceeds from loans for the six months ended June 30, 2018 compared to $0 during the six ended June 30, 2017. In addition, we received $0 in net proceeds from issuance of common stock for the six months ended June 30, 2018, compared to $292,500 during the six months ended June 30, 2017. Also we paid $10,623 toward repayment of loans during the six months ended June 30, 2018, compared to $7,058 during the six months ended June 30, 2017.

Sources of Liquidity and Capital

During the six months ended June 30, 2018, we received net proceeds from issuance of common stock in the amount of $0.  During the six months ended June 30, 2017, we received net proceeds from issuance of common stock in the amount of $292,500.

During the six months ended June 30, 2018, we received net proceeds from loans in the amount of $535,000.  During the six months ended June 30, 2017, we received net proceeds loans in the amount of $0

Financing activities provided $524,465 to us during the six months ended June 30, 2018 compared to $285,442 for the six months ended June 30, 2017. The capital raised has been used primarily to support our operations. As of June 30, 2018, the Company had remaining cash of $45,651 with net working capital deficit of $2,332,207. As a result of the Company’s significant operating expenditures and the lack of any significant product sales revenue, we expect to incur losses from operations for the near future.

We reported negative cash flow from operations for the period ended June 30, 2018 and 2017. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $45,651 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with volatility in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of June 30, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of June 30, 2018:

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

 PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 16, 2018 (the “2017 Form 10-K”).  The Risk Factors set forth in the 2017 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2017 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES

As set forth in the Company’s Form 8-K filed on April 12, 2018, and pursuant to that certain Convertible Promissory Note dated effective March 5, 2018 (the “Convertible Note”), due to the fact that the Company did not achieve certain milestones in a timely manner, on or about July 19, 2018, the Company issued one million (1,000,000) shares of common stock to Fromar Investments, LP.  The Company did not receive proceeds from such issuance other than pursuant to the Convertible Note, a copy of which is included as Exhibit 10.1 to the Company’s Form 8-K filed on April 12, 2018.  Such securities were issued to the investor in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Pursuant to a Research Collaboration and License Agreement dated August 17, 2014 with Buck Institute for Research on Aging (the “Buck Institute”), the Company agreed to allow the Buck Institute to maintain a certain common stock equity interest in the Company.  On December 31, 2017, the Company issued 1,009,016 shares of common stock to the Buck Institute pursuant to such agreement.  The Company did not receive proceeds from such issuance.  Such securities were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

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

MOUNT TAM BIOTECHNOLOGIES, INC.

Dated: August 20, 2018	By:	/s/ Richard Marshak
	Name:	Richard Marshak
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 20, 2018	By:	/s/ James P. Stapleton
	Name:	James P. Stapleton
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)