Form 10-Q
period 2018-09-30
Mount TAM Biotechnologies, Inc.
filed 2018-11-15
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

As of November 9, 2018, the issuer had 55,520,702 shares of its common stock, $0.0001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION1

ITEM 1. FINANCIAL STATEMENTS1

Condensed Consolidated Balance Sheets1

Condensed Consolidated Statements of Operations (Unaudited)2

Condensed Consolidated Statement of Cash Flows3

Notes to Condensed Consolidated Financial Statements (Unaudited)4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK6

ITEM 4. CONTROLS AND PROCEDURES6

PART II: OTHER INFORMATION8

ITEM 1 - LEGAL PROCEEDINGS8

ITEM 1A – RISK FACTORS8

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES8

ITEM 5 - OTHER INFORMATION8

ITEM 6 - EXHIBITS9

SIGNATURES10

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
Assets	Unaudited
Assets
Cash and cash equivalents	$53,367	$46,082
Prepaid expense	14,032	3,529
Total Current Assets	67,399	49,611
Other Assets
Deposit	7,046	7,046

Total Assets	$74,445	$56,657

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$1,045,546	$909,050
Accounts payable and accrued liabilities- related parties	-	18,235
Notes payable	21,013	17,500
Convertible debenture, net of unamortized debt discount	1,304,245	676,410
Total Current Liabilities	2,370,804	1,621,195

Total Liabilities	2,370,804	1,621,195

Stockholders’ Deficit
Common stock, $0.0001 par value; 200,000,000 shares authorized; 55,320,702 and 53,320,702 shares issued and outstanding	5,532	5,332
Stock subscription payable	(45)	(45)
Stock to be issued	11,520	-
Additional paid in capital	6,594,317	5,579,978
Accumulated deficit	(8,907,683)	(7,149,803)
Total Stockholders’ Deficit	(2,296,359)	(1,564,538)
Total Liabilities and Stockholders’ Deficit	$74,445	$56,657

See accompanying notes to these unaudited condensed consolidated financial statements

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-

Cost of Goods Sold	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Research and development	(103,959)	210,363	407,498	514,422
General and administrative	276,343	445,474	1,034,699	1,419,442
Total operating expenses	172,384	655,837	1,442,197	1,933,864

Operating loss	(172,384)	(655,837)	(1,442,197)	(1,933,864)

Other Income/Expenses
Other Income	-		-	534
Interest expense	(15,825)	(4,869)	(37,298)	(14,391)
Amortization of debt discount	(93,895)	(18,749)	(278,385)	(58,263)
Total other expenses	(109,719)	(23,618)	(315,683)	(72,120)

Loss from operations before Taxes	(282,103)	(679,455)	(1,757,880)	(2,005,984)

Provision for income taxes	-	-	-	-

Net Loss	$(282,103)	$(679,455)	$(1,757,880)	$(2,005,984)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average common shares – basic and diluted	55,027,225	51,085,698	54,170,519	49,387,442

See accompanying notes to these unaudited condensed consolidated financial statements

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(1,757,880)	$(2,005,984)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of options	734,389	734,389
Stock based compensation	6,120	43,421
Amortization of debt discount	278,385	58,263
Amortization of prepaid expenses	15,872	20,694
Changes in operating assets and liabilities:		-
Prepaid expense	(8,814)	(8,047)
Deposits	-	(11,546)
Accounts payable and accrued liabilities	118,261	268,993
Net cash used in operating activities	(613,667)	(899,817)

Cash Flows from Financing Activities
Proceed from loans	635,000	-
Payment of loans	(14,048)	(12,301)
Proceeds from issuance of common stock		652,424
Net cash provided by financing activities	620,952	640,123

Net increase (decrease) in cash	7,285	(259,694)

Cash, beginning of period	46,082	375,498

Cash, end of period	$53,367	$115,804

Non-cash investing and financing activities:
Debt discount due to beneficial conversion feature on note	$280,150	$ -
Loan received shown as prepaid expenses	$17,560	$17,575

See accompanying notes to these unaudited condensed consolidated financial statements

Mount TAM Biotechnologies, Inc.

Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018

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

Effective on August 31, 2015, the Company changed its name from TabacaleraYsidron, Inc. (“TYI”) to Mount TAM Biotechnologies, Inc.  The name change was effected through a parent/subsidiary short-form merger of Mount TAM Biotechnologies, Inc., our wholly-owned Nevada subsidiary which we formed solely for the purpose of the name change, with and into the Company, with the Company as the surviving corporation.  With the exception of the name change, there were no changes to the Company’s Articles of Incorporation or Bylaws. There will be no mandatory exchange of stock certificates. The Company’s trading symbol on the OTC Markets (OTC Pink) marketplace was changed to “MNTM” from “TQBY”.

Mount Tam Biotechnologies, Inc., the Company’s wholly-owned legal subsidiary, was the “accounting acquirer,” and for accounting purposes, TYI was deemed as having been “acquired” in the Merger.  The board of directors and officers that managed and operated Mount Tam immediately prior to the effective time of the Merger became the Company’s board of directors and officers.

We are an emerging biopharmaceutical company established to optimize, develop and bring to market a portfolio of products focused on improving the health and wellbeing of individuals afflicted with serious diseases, with a lead product targeting systemic lupus erythematosus (“SLE”) and a strategy to bring to market novel therapeutics across a range of serious disease areas.

To meet its business objectives, the Company formed a strategic partnership with the Buck Institute for Research on Aging (“Buck Institute”), an independent research facility focused on understanding the connection between aging and chronic disease. On August 17, 2014, Mount Tam entered into a Research Collaboration and License Agreement (the “Buck Institute License Agreement”) with Buck Institute pursuant to which Mount Tam secured a worldwide exclusive license to certain compounds and technology to develop, manufacture and commercialize these compounds in the field of autoimmune diseases.  Our most advanced product candidate is TAM-01, a preclinical stage compound, which represents what we believe to be a promising therapeutic candidate for the treatment of SLE.  In July 2016 an amendment was signed which broadened the license to include any and all conditions, human and veterinary.  In February 2017 we announced that we were advancing into Discovery TAM-03, a novel rapamycin analog (“rapalog”) which we consider to be a potential candidate for addressing an unmet need in several important cancer types.  In July 2017 we announced that we had entered into a collaboration with a prominent academic laboratory in the field of neurodegeneration to explore the potential of our compounds in Parkinson’s disease.

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

The following reflects the Company’s current corporate structure (State of Incorporation):

Mount Tam Biotechnologies, Inc., formerly TabacaleraYsidron, Inc. (Nevada)

Mount Tam Biotechnologies, Inc. (Delaware)

Mount Tam Therapeutics, Inc. (Delaware) incorporated on September 30, 2018

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

Note 2 – Summary of Significant Accounting Policies

The significant accounting policies applied in the annual consolidated financial statements of the Company as of September 30, 2018 are applied consistently in these interim consolidated condensed financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2018 have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position as of September 30, 2018, the Company’s results of operation and the cash flows for the three and nine months ended September 30, 2018. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K filed on April 16, 2018. The December 31, 2017 condensed consolidated balance sheet data was derived from the audited financial statements included in the Form 10-K filed on April 16, 2018. The financial statements and notes are representations of the Company’s management (“Management”) and its board of directors (the “Board of Directors”), who are responsible for their integrity and objectivity.

Results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or any other future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amount on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and it does not believe it is exposed to any significant credit risk. As of September 30, 2018 and December 31, 2017 the Company had cash and cash equivalents of $53,367 and $46,082, respectively.

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

Research and Development costs

The Company follows Accounting Standards Codification Subtopic (“ASC”) 730-10, “Research and Development,” in which research and development costs are charged to the statement of operations as incurred. During the three and nine months ended September 30, 2018 and 2017 the Company incurred $(103,959) and $407,498 and $210,363 and $514,422 respectively of expenses related to research and development costs.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were no potentially dilutive shares for the three and nine months ended September 30, 2018.

Accounts Payable

Accounts payable and accrued expenses include the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Accounts payable	$500,131	$457,434
Accounts payable to related parties	-	18,234
Accrued legal fees	94,548	210,865
Accrued interest	75,466	38,658
Accrued salary	305,301	129,740
Other current liabilities	70,100	72,354
Total accounts payable and accrued expenses	$1,045,546	$927,285

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

For the three and nine months ended September 30, 2018 the Company has determined that there we no assets or liabilities measured at fair value on a recurring basis.

The Company believes the carrying amounts of cash and cash equivalents, other current assets, accounts payable, accrued expenses salaries, wages and payroll taxes, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no significant operating history and had a cumulative net loss from inception (August 13, 2014) to September 30, 2018 of $8,907,683. The Company has a working capital deficit of $2,303,405 as of September 30, 2018. Since inception, the Company has been funded through debt and equity financings. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended September 30, 2018, have been prepared assuming the Company will continue as a going concern. The Company believes its cash resources are insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization of its product candidates. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Going Concern (“ASU 2014-15”). ASU 2014-15 provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements Issued But Not Adopted as of September 30, 2018

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Under ASU 2017-01, to be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. Early adoption is permitted for certain transactions. Adoption of ASU 2017-01 may have a material impact on the Company’s consolidated financial statements if it enters into future business combinations.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) (“ASU 2016-18”). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. Adoption of ASU 2016-18 won’t have a material impact on the Company’s consolidated financial statements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

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

As a result of the Share Exchange, the Company assumed an obligation to a former note holder in the amount of $17,500. The unsecured promissory note in the amount of $15,000 is to an unrelated party. Pursuant to the terms of the note, the note is interest bearing at 3.5% and is due on demand. As of September 30, 2018, the Company has accrued interest of $2,641. Another unsecured promissory note is of $2,500 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. The Company is currently assessing how to revise the terms of this note.

Note 4 – Convertible Notes

0851229 BC Ltd.

During the three months ended March 31, 2018, the Company borrowed $35,000 from 0851229 BC Ltd. (“BC”) through a convertible note bearing 3% interest with a maturity date of September 30, 2018. BC is deemed a related party as a result of owning more than 10% of the Company’s common stock.

 On March 23, 2016, all of the previous loans provided by BC were consolidated into the Secured Note (defined below) which amends, restates and modifies the terms of the previous loans to the terms set forth in the Secured Note and contains other terms and conditions as described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2016.

On June 13, 2016, the Company and BC entered into an amended agreement regarding the aggregate principal amount of indebtedness and maturity date, which may be outstanding pursuant to that certain Secured Convertible Promissory Note issued by BC to the Company effective as of November 9, 2015 (the “Secured Note”).   On June 13, 2016 the Secured Note was amended, as described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2016.

BC is deemed a related party as a result of owning more than 10% of the Company’s common stock. BC and the Company agreed that the aggregate principal amount of all outstanding loans made under the Secured Note shall not exceed $5,000,000 at any time, and the maturity was extended to March 18, 2018.  The maturity date was extended to September 30, 2018, and then extended to November 15, 2018, pursuant to an amendment executed on September 24, 2018, as described below. Terms of the Secured Note include the obligation to convert the loan at a financing with gross proceeds to the Company (if such financing is led by an institutional investor or contains commercially reasonable terms and conditions for an early stage biopharmaceutical company) of at least $2,000,000 at a conversion price equal to 80% of the price per share in the financing.

The initial fair value of the beneficial conversion feature of the note on the date of issuance was determined to be $8,750. The value of beneficial conversion feature is being amortized over the life of the loan. For the three months ended September 30, 2018 and 2017, the Company amortized debt discount of $0 and $18,749, respectively. For the nine months ended September 30, 2018 and 2017, the Company amortized debt discount of $25,345 and $58,263, respectively.  The unamortized debt discount as of September 30, 2018, and December 31, 2017, is $0 and $6,101, respectively.

As of December 31, 2017, the Company had principal outstanding on this Secured Note of $693,004 and accrued interest of $36,402.

As of September 30, 2018, the Company had principal outstanding on this Secured Note of $728,004 and accrued interest of $52,369. Total interest expenses on this note for the three months ended September 30, 2018 and 2017 was $5,385 and $4,572, respectively. Interest expenses for the nine months ended September 30, 2018 and 2017 was $15,967 and $13,613, respectively.

Fromar Investments, LP

On April 6, 2018, the Company, and Fromar Investments, LP (“Fromar”) entered into an arrangement whereby Fromar would lend the Company $500,000 pursuant to the terms of a convertible promissory note (the “Fromar Note”).  The Fromar Note bears interest at a rate of 8.0% per annum and has a maturity date of September 30, 2018. On September 24, 2018, an amendment was executed that extended the maturity date to November 15, 2018, as described below.  By agreement of the parties, the effective date of the Fromar Note is March 5, 2018, and funds are disbursed under the Fromar Note pursuant to a schedule thereto.  As of March 31, 2018, the Company had principal outstanding on the Fromar Note of $250,000 and accrued interest of $1,079.  As of May 9, 2018, the Company had received the additional $250,000, and had Company had principal outstanding on the Fromar Note of $500,000. As of September 30, 2018, the Company had principal outstanding on the Fromar Note of $500,000 and accrued interest of $20,192.   Pursuant to the terms and conditions of this note, specifically upon receipt of $500,000, the Company is required to issue Fromar 1,000,000 shares of its common stock. On April 27, 2018 the Company issued Fromar 1,000,000 shares of its common stock. On July 27, 2018 the Company issued the Lender an additional 1,000,000 shares of its common stock pursuant to the terms and conditions of the Note. The beneficial conversion feature on the convertible note for the additional 1,000,000 shares was $31,400. In total, the beneficial conversion feature on the convertible note is $246,400.  With respect to the Convertible Notes, Mount Tam applied ASC 470, “Debt with Conversion and Other Options”, pursuant to which Mount Tam recognized and measured the Beneficial Conversion Feature (“BCF”) in the Convertible Notes at the commitment date by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature is calculated on the commitment date using the effective conversion price. The discount resulting from the BCF is amortized over the life of the Convertible Notes and is contained in financial expenses (income), net in the Company’s statements of consolidated comprehensive loss unless converted earlier.

The Company and Fromar also entered into a Security Agreement (the “Fromar Security Agreement”) pursuant to which the Company and Fromar agreed that all amounts, liabilities and obligations owed by the Company to Fromar (including, but not limited to, all amounts owed under the Fromar Note) are secured by a second priority security interest in all assets of the Company on the terms and conditions set forth in the Fromar Security Agreement.

Pursuant to the terms of the Fromar Note, if the Company issues capital stock or any security convertible into or exercisable for its capital stock in a transaction, the primary purpose of which is to raise capital (a “Financing”), Fromar may convert all or any portion of the outstanding principal amount and accrued and unpaid interest into the same securities issued by the Company in the Financing (the “Financing Securities”) at a conversion price equal to eighty percent (80%) of the price per Financing Securities paid by the other investors in the Financing. If the Company consummates a Qualified Financing (as hereinafter defined) then the outstanding principal amount and all accrued and unpaid interest shall automatically convert into the same securities issued to investors in the Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to eighty percent (80%) of the price per Qualified Financing Securities paid by the other investors in the Qualified Financing. A “Qualified Financing” means a Financing which results in gross proceeds to the Company, in one or a series of related transactions, of at least $2,000,000 (including the aggregate amount of indebtedness converted into equity securities in such Financing), in which either (i) the investor leading negotiations with the Company is a bona fide institutional investor or (ii) the investor leading negotiations with the Company is not a bona fide institutional investor but the Financing includes commercially reasonable customary terms and conditions for an equity financing of an early-stage biopharmaceutical company.

Effective upon a complete funding of the entire principal amount of $500,000, the Company agreed to issue to Fromar 1,000,000 shares of its common stock.  The Company agreed to issue to Fromar an additional 1,000,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Fromar Note, but on or before July 1, 2018, or (ii) received a binding term sheet or other similar binding agreement pertaining to a licensing transaction with a company that operates in the pharmaceutical and/or biotech industries that will provide for at least $500,000 in upfront payments to the Company on or before July 1, 2018, as well as milestones and royalties for TAM-01, TAM-03, or for any follow-on compounds of the Company (a “Licensing Transaction”) on or before July 1, 2018.  The Company agreed to issue to Fromar an additional 3,000,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Fromar

Note, but on or before September 30, 2018, or (ii) received a binding term sheet or other similar binding agreement for a Licensing Transaction on or before September 30, 2018. On April 27, 2018 the Company issued 1,000,000 shares to the note holders as discussed above which were valued at $90,000 and was expensed out during the nine months ended September 30, 2018 as an amortization expense. On July 27, 2018 the Company issued an additional 1,000,000 shares to the note holders as discussed above which were valued at $31,400 and was expensed out during the nine months ended September 30, 2018 as an amortization expense.

The foregoing descriptions of the Fromar Note, the Fromar Security Agreement, and the Amendment do not purport to be complete and are qualified in their entirety by the terms and conditions of the agreements themselves. Copies of the Fromar Note, the Fromar Security Agreement, and the Amendment are attached as Exhibits 10.1, 10.2, and 10.3, respectively, to a Current Report on Form 8-K, filed with the Commission on April 12, 2018.

The Fromar Note and the securities of the Company into which the Fromar Note is convertible were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws. Fromar has represented to the Company that it is an accredited investor. No person received any underwriting discount or commission in connection with the issuance of the securities described herein.

The initial fair value of the beneficial conversion feature of the note on the date of issuance was determined to be $125,000. The value of beneficial conversion feature is being amortized over the life of the loan. For the three months ended September 30, 2018 and 2017, the Company amortized debt discount of $87,255 (which includes $31,400 for the value of 1,000,000 shares issued) and $0, respectively. For the nine months ended September 30, 2018 and 2017, the Company amortized debt discount of $246,400 (which includes $121,400 for the value of 2,000,000 shares issued) and $0, respectively. The unamortized debt discount as of September 30, 2018, and December 31, 2017, is $0 and $0, respectively.

As of September 30, 2018, the Company had principal outstanding on the Fromar Note of $500,000 and accrued interest of $20,192.

Total interest expenses on the Fromar note for the three months ended September 30, 2018 and 2017 was $9,863 and $0, respectively. Interest expenses for the nine months ended September 30, 2018 and 2017 was $20,192 and $0, respectively.

 Climate Change Investigation, Innovation and Investment Company, LLC (“CC3I”).

On September 20, 2018, the Company and CC3I entered into an arrangement whereby CC3I will lend the Company $100,000 pursuant to the terms of a convertible promissory note (the “CC3I Note”).  The CC3I Note bears interest at a rate of 8.0% per annum and has a maturity date of May 18, 2019.  By agreement of the parties, the CC3I Note has an effective date of September 18, 2018 and bears interest from such date. The Manager of CC3I, James Farrell, is a director and shareholder of the Company.  Pursuant to the requirements of the Nevada Revised Statutes, the disinterested members of the Company’s board of directors approved the transaction with CC3I.

The Company and CC3I also entered into a Security Agreement (the “CC3I Security Agreement”) pursuant to which the Company and CC3I agreed that all amounts, liabilities and obligations owed by the Company to CC3I (including, but not limited to, all amounts owed under the CC3I Note) are secured by security interest in all assets of the Company on the terms and conditions set forth in the CC3I Security Agreement.   The security interest granted to CC3I is subject to certain permitted security interests, specifically those interests previously granted to (i) BC pursuant to an amended and restated security agreement dated as of June 14, 2016 (included as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on June 15, 2016) (the “BC Security Interest”) and (ii) Fromar pursuant to a security agreement dated as of March 5, 2018 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 12, 2018) (the “Fromar Security Interest”).

Pursuant to the terms of the CC3I Note, if the Company issues capital stock or any security convertible into or exercisable for its capital stock in a transaction, the primary purpose of which is to raise capital (a “Financing”), CC3I may convert all or any portion of the outstanding principal amount and accrued and unpaid interest into the same securities issued by the Company in the Financing (the “Financing Securities”) at a conversion price equal to eighty percent (80%) of the price per Financing Securities paid by the other investors in the Financing. If the Company consummates a Qualified Financing (as hereinafter defined) then the outstanding principal amount and all accrued and unpaid interest shall automatically convert into the same securities issued to investors in the Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to eighty percent (80%) of the price per Qualified Financing Securities paid by the other investors in the Qualified Financing. A “Qualified Financing” means a Financing which results in gross proceeds to the Company, in one or a series of related transactions, of at least $2,000,000 (including the aggregate amount of indebtedness converted into equity securities in such Financing), in which either (i) the investor leading negotiations with the Company is a bona fide institutional investor or (ii) the investor leading negotiations with the Company is not a bona fide institutional investor but the Financing includes commercially reasonable customary terms and conditions for an equity financing of an early-stage biopharmaceutical company.

Effective upon a complete funding of the entire principal amount of $100,000, the Company agreed to issue to CC3I 200,000 shares of its common stock, which were valued at the time of the Note at a fair market value of $5,400  The Company agreed to issue to CC3I an additional 200,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Note, but on or before January 1, 2019, or (ii) received a binding term sheet or other similar binding agreement pertaining to a licensing transaction with a company that operates in the pharmaceutical and/or biotech industries that will provide for at least $500,000 in upfront payments to the Company on or before January 1, 2019, as well as milestones and royalties for TAM-01, TAM-3, or for any follow-on compounds of the Company (a “Licensing Transaction”) on or before January 1, 2019.  The Company agreed to issue to CC3I an additional 600,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Note, but on or before April 30, 2019, or (ii) received a binding term sheet or other similar binding agreement for a Licensing Transaction on or before April 30, 2019.

In addition to the foregoing, the Company entered into an Intercreditor Agreement with CC3I, BC and Fromar (collectively, the “Creditors”), with an effective date of September 18, 2018 (the “Intercreditor Agreement”), whereby the security interest granted to CC3I under the CC3I Security Agreement, the BC Security Interest and the Fromar Security Interest shall each rank pari passu with each other. Further, the Creditors each agreed to jointly exercise their respective rights under their respective security interests, and to jointly share in the amount realized from exercising such rights under their respective security interests in proportion to the amount of their respective debt with respect to which a default has occurred to the total debt of each of the Creditors with respect to which a default has occurred.

The Note and the securities of the Company into which the Note is convertible were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws. CC3I has represented to the Company that it is an accredited investor. No person received any underwriting discount or commission in connection with the issuance of the securities described herein.

Total interest expenses for the three months ended September 30, 2018 and 2017 was $263 and $0, respectively. Total interest expenses for the nine months ended September 30, 2018 and 2017 was $263 and $0, respectively.

The initial fair value of the beneficial conversion feature of the note on the date of issuance was determined to be $30,400.  The value of beneficial conversion feature of $25,000 is being amortized over the life of the loan. Additionally, the Company immediately expensed $5,400 of value for the shares to be issued to Fromar.

For the three months ended September 30, 2018 and 2017, the Company amortized debt discount of $6,640, and $0, respectively. For the nine months ended September 30, 2018 and 2017, the Company amortized debt discount of $6,640 and $0, respectively. The unamortized debt discount as of September 30, 2018, and December 31, 2017, is $23,760 and $0, respectively.

Amendments to Existing Notes

On September 24, 2018, the Company also entered into an amendment (the “Second Note Amendment”) to that certain Amended and Restated Convertible Promissory Note with 0851229 BC originally dated June 13, 2016 and amended on March 5, 2018 (the “June 2016 Note”) whereby the maturity date of the June 2016 Note was extended to November 15, 2018.

On September 24, 2018, the Company also entered into an amendment (the “Second Note Amendment”) to that certain Amended and Restated Convertible Promissory Note with BC originally dated June 13, 2016 and amended on March 5, 2018 (the “June 2016 Note”) whereby the maturity date of the June 2016 Note was extended to November 15, 2018.

The foregoing descriptions of the CC3I Note, the CC3I Security Agreement, the Intercreditor Agreement, the First Note Amendment and the Second Note Amendment do not purport to be complete and are qualified in their entirety by the terms and conditions of the agreements themselves. Copies of the CC3I Note, the CC3I Security Agreement, the Intercreditor Agreement, the First Note Amendment and the Second Note Amendment were filed as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to the Company’s Current Report on Form 8-K filed on September 26, 2018.

Note 5 – Capital Stock

Common Stock

The Company has authority to issue up to 200,000,000 shares (increased from 100,000,000 pursuant to shareholder approval during the quarter ended September 30, 2018), par value $0.0001 per share. As of September 30, 2018, there were 55,320,702 shares of the Company’s common stock issued and outstanding.

Mount Tam has an agreement with The Buck Institute as further detailed in Note 7 to maintain a certain common stock equity interest in the Company. As of September 30, 2018 and December 31, 2017 the Company owed to the Buck Institute 110,000 and 0 shares respectively, as a result of the Share Exchange and subsequent issuances of common stock. For the nine months ended September 30, 2018 the Company needs to issue 110,000 shares which were treated as issuable for services and valued at $6,120.

During the year ended December 31, 2017, the Company issued 1,009,016 shares of common stock to The Buck Institute for stock to be issued which were accounted for in prior period(s).  During the year ended December 31, 2016, the Company issued 435,256 shares of common stock to The Buck Institute for stock to be issued which were accounted for in prior period(s). For the nine months ended September 30, 2018, the Company committed to issue 200,000 shares to CC3I which is being fair valued at $5,400.

Private Placement

On February 27, 2017, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 833,334 shares of the Company’s common stock for an aggregate purchase price of $250,000.  On February 28, 2017, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 83,333 shares of the Company’s common stock for an aggregate purchase price of $25,000.  On March 3, 2017, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 83,333 shares of the Company’s common stock for an aggregate purchase price of $25,000.

Pursuant to an agreement with the placement agent (see Note 7), in connection with the above sales of shares the Company paid a cash fees of 2.5% i.e. $7,500 since it was not directly introduced by the placement agent. Also the offering of $5,000,000 was not completed hence the Company is not liable to issue any warrants to the placement agent.

On August 10, 2017, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 3,846,154 shares of the Company’s common stock for an aggregate purchase price of $500,000, of which $200,000 has been received, and a promissory note for $300,000 was received from the investor, requiring three $100,000 payments to the Company during a 90 day period which ends on November 12, 2017.  The Company incurred $14,451 as cash fee expenses towards the placement agent. The Company intends to use the proceeds from this investment for general corporate and working capital purposes.  The investor received a warrant to purchase an additional 480,769 shares at an exercise price of $0.15 per share, and a warrant to purchase an additional 480,769 shares at an exercise price of $0.20 per share. Both warrants have a call provision when the Company’s common stock trades for five consecutive days at a price equal or greater than 500% of the exercise price of each warrant agreement. Both warrant agreements expire August 10, 2022.  As of December 31, 2017, the Company had received the $300,000 from the investor as payment on the promissory note. The balance remaining is $0.

On August 10, 2017, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 192,308 shares of the Company’s common stock for an aggregate purchase price of $25,000, which was received on August 11, 2017. The Company incurred $625 as cash fee expenses towards the placement agent. The Company intends to use the proceeds from this investment for general corporate and working capital purposes.  The investor received a warrant to purchase an additional 24,038 shares at an exercise price of $0.15 per share, and a warrant to purchase an additional 24,038 shares at an exercise price of $0.20 per share. Both warrants have a call provision when the Company’s common stock trades for five consecutive days at a price equal or greater than 500% of the exercise price of each warrant agreement. Both warrant agreements expire August 10, 2022.

Note 6 – Stock Options

Stock Options

The Company’s Board of Directors approved the adoption of the Mount Tam 2016 Stock-Based Compensation Plan (the “2016 Plan”) on May 12, 2016.  A majority of the stockholders approved the 2016 Plan by written consent on June 27, 2016.  A copy of the 2016 Plan is included as Exhibit A to the Company’s Information Statement filed with the SEC on July 11, 2016.

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

Stock-based compensation expense related to vested options was $247,486 and $734,389 for the three and nine months ended September 30, 2018, respectively.

The Company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted during the year ended December 31, 2016.

Date of Grant
Expected term (years)	10
Expected volatility	131%-153%
Risk-free interest rate	1.26%-1.32%
Dividend yield	0%

As summary of option activity under the 2016 Plan as of September 30, 2018, and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	6,465,000	$0.59	7.90	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2018	6,465,000	$0.59	7.90	$-
Exercisable at September 30, 2018	3,385,416	$0.59	7.90	$-

As of September 30, 2018, there was $1,505,463 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.68 years.

Warrants

On August 10, 2017, the Company entered into a Securities Purchase Agreement with two investors to purchase from the Company 4,038,462 shares of the Company’s common stock for an aggregate purchase price of $525,000. (See Note 6 Capital Stock – Private Placement.) The investors received a warrant to purchase an additional 504,808 shares at an exercise price of $0.15 per share, and a warrant to purchase an additional 504,808 shares at an exercise price of $0.20 per share. Both warrants have a call provision when the Company’s common stock trades for five consecutive days at a price equal or greater than 500% of the exercise price of each warrant agreement. Both warrant agreements expire August 10, 2022.

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,009,616	$ 0.175	4.6	$ 176,683
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2018	1,009,616	$ 0.175	4.3	$ 176,683
Exercisable at September 30, 2018	1,009,616	$ 0.175	4.3	$ 176,683

Note 7 – Commitments & Contingencies

From time to time Mount Tam may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Buck Institute

On August 17, 2014, the Company entered into an agreement with Buck Institute for licenses of certain patents held by Buck Institute (the “Buck Institute License Agreement”). In connection with this agreement, Mount Tam agreed to pay Buck Institute for research and development activities. Mount Tam will pay Buck Institute in eight equal installments of $75,000 each for conducting research and development. In March 2015, the payment terms were revised so that Mount Tam still pays the Research Funding amount in eight (8) equal installments of seventy-five thousand dollars ($75,000) each and the installments shall be payable as follows: the first, second and third installments (together $225,000) shall all be payable by April 1, 2015, and each subsequent installment shall be payable three (3) months after the date on which the prior installments was payable, with the fourth installment payable July 1, 2015, three (3) months after the first three payments were made, and the final installments payable fifteen (15) months after the first through third installments were made.

In addition, the Company issued to Buck Institute that number of shares equal to 5% of the Company’s total outstanding shares. Buck Institute’s equity interest in the Company will not be reduced below 5% of the total aggregate shares of Common Stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of September 30, 2018, the Company has issued 2,644,272 shares of the Company’s Common Stock to Buck Institute and committed to issue 60,000 shares of the Company Common stock as additional shares.

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

As of September 30, 2018 none of the milestone events had yet been achieved.

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

During the second quarter of 2016 the Company entered into negotiations with the Buck Institute to resolve certain outstanding financial concerns, and to broaden the Buck Institute License Agreement beyond the area of autoimmune disease. On July 18, 2016, the Company entered into an amendment (the “Amendment”) to the Buck Institute License Agreement.

By way of background, and as previously disclosed in the Company’s public filings, the “Buck Institute License Agreement” establishes a joint research effort with the Buck Institute to identify and develop compounds from two specific chemical chemotypes identified therein. The Company agreed to provide certain funding for Buck Institute’s research efforts performed under the Buck Institute License Agreement. Under the terms of the Buck Institute License Agreement, Buck Institute assigned exclusive, worldwide rights to develop, manufacture and commercialize pharmaceutical products that incorporate a compound from one of two chemical compounds, identified therein, and exclusive rights to practice the drug discovery platform technology as necessary to research, develop and commercialize such pharmaceutical products. (Additional information about the Buck Institute License Agreement, together with prior amendments thereto, may be found in the Company’s public filings, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

Pursuant to this Amendment, the Buck Institute License Agreement is tolled until the Company can achieve a Qualified Financing (defined as any financing occurring after the date of the Amendment which results in gross proceeds to the Company of at least $2,000,000). Once a Qualified Financing has been achieved, the research collaboration efforts will resume, and will continue for a period of twenty-one months (the “Extended Research Collaboration Term”). The Company and The Buck Institute agreed to work together to determine a new research plan, specifying the research and development activities of both parties during the Extended Research Collaboration Term.

Additionally, pursuant to the Amendment, the parties agreed to settle past research funding amounts owed by the Company to The Buck Institute. The Company agreed to pay $40,000 within ten days of the execution of the Amendment, and The Buck Institute agreed that once this amount is paid, the Company will be deemed to be in full compliance with the terms of the Buck Institute License Agreement, including its payment obligations. On July 19, 2016, the Company made the $40,000 payment to The Buck Institute.  In addition to the $40,000 payment, on June 13, 2016, the Company paid to The Buck Institute $11,706 in connection with costs incurred to further the Company’s intellectual property position under the Buck Institute License Agreement. Pursuant to the above Amendment, The Buck Institute waived $274,247 of payable by the Company.

Moreover, the parties agreed that the field of use covered by the Buck Institute License Agreement would be expanded, with the new definition being “the treatment, diagnosis or prevention of any and all conditions or diseases including, without limitation, systemic lupus erythematous and multiple sclerosis for human and/or veterinary use.” (Under the original Buck Institute License Agreement, the Company’s field of use had been restricted to autoimmune disorders.)

Employment Agreements

On January 2, 2015, the Company entered into an employment agreement with its former Vice President, Research and Development. The employment agreement requires annual base salary payments of $150,000 per year. In addition, the Company has agreed to grant these executive stock options to purchase up to 360,000 shares of common stock. On August 10, 2015, this employee’s employment agreement was amended as a result of his appointment to become the Company’s Chief Executive Officer, and to change the number of expected to be granted options to 1,160,000 shares of the Company’s Common Stock. As of December 31, 2016 these options were issued.

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

On August 13, 2015, the Company has assumed the employment agreement that Dr. Powers, the previous CEO, had with Mount Tam. Effective February 8, 2016 Dr. Timothy Powers resigned as Chief Executive Officer of Mount Tam Biotechnologies, Inc. (the “Company”). There were no disagreements between Dr. Powers and the Company on any matter relating to the Company’s operations, policies or practices that resulted in his resignation. Dr. Powers will remain a member of the Company’s Board of Directors.

In May 2016 Mr. Powers became the Company’s Chief Scientific Officer.

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

On May 2, 2016, the Company entered into an employment agreement with its current Chief Financial Officer, James Stapleton (the “Stapleton Employment Agreement”). The Stapleton Employment Agreement requires annual base salary payments of $175,000 per year. Further, Mr. Stapleton is entitled to a one-time bonus of $40,000 payable upon the Company’s achievement of certain financial targets.  In addition, the Company granted Mr. Stapleton an option to purchase up to 750,000 shares of Common Stock.  The foregoing is qualified in its entirety by reference to the terms of the Stapleton Employment Agreement, which is filed as Exhibit 10.1 to our Form 8-K filed with the SEC on April 26, 2016.

Placement agreement

On August 3, 2016 the Company entered into a Placement Agent Agreement with Colorado Financial Services Corporation (“CFSC”) for a best efforts private placement of its common stock to investors. The term of the engagement is 12 months.  Either party may terminate the engagement earlier upon 10 days prior written notice. In connection with this engagement, the Company shall pay CFSC a cash fee of ten percent (7.5%) of gross proceeds from sales of Securities placed by CFSC in the Offering and two and half percent (2.5%) of gross proceeds of investors introduced by Company.  As additional compensation for services, the Company will, upon consummation of the Offering (i.e. $5,000,000), issue to CFSC warrants to purchase a number of shares of common stock of the Company equal to 500,000 shares at an exercise price of $0.50 per share. The warrants will have a term of three years from the date of issuance and have such other terms and conditions as shall be mutually agreed upon, including a cashless exercise feature.

Lease agreement

Effective March 1, 2018 (and since March 1, 2017) Mount Tam rents office space at 7250 Redwood Blvd, Suite 300, Novato, CA 94945. The rental agreement expires August 31, 2018. The Company is renting the same office space on a month to month term. The Company believes that its facilities are sufficient to meet its current needs and the Company will look for suitable additional space as and when needed.

Note 8 – Related Party Transactions

Pursuant to our agreements with the Buck Institute and with our Chairman of the Board Brian Kennedy (Professor and Principal Investigator at the Buck Institute), the Buck Institute is deemed a related party. Please see Note 7, Commitments and Contingencies, for discussion of our liabilities and obligations with the Buck Institute. During the three months ended September 30, 2018 and 2017, the Company expensed $0 and $3,135, respectively, for the services provided by Buck Institute, respectively. As of September 30, 2018 the Company owed to the Buck Institute 110,000 shares, as a result of issuances of common stock.  For the nine months ended September 30, 2017, the Company committed to issue 52,632 shares, which were treated as issued for service and valued at $15,790. For the nine months ended September 30, 2018, the Company committed to issue 110,000 shares, which were treated as issued for service and valued at $6,120.   As of September 30, 2018 and December 31, 2017, our accounts payable balance to Buck Institute was $0 and $28,909 respectively.

See Note 4 for a description of the loans the Company received from (i) 0851229 BC Ltd, deemed a related party as a result of owning more than 10% of the Company’s common stock, and (ii) CC3I, deemed a related party as a result of the Manager of CC3I, James Farrell, also being a director and shareholder of the Company.

Note 9 – Subsequent Events

On October 18, 2018, the “Company” and Mount Tam, its wholly-owned subsidiary, entered into a stock purchase agreement (the “SPA”) with ARJ Consulting, LLC, a New York limited liability company (the “Buyer”), pursuant to which the Company sold 100% of the capital stock in and of Mount Tam to the Buyer (the “Sale Transaction”). Prior to the Sale Transaction, the Company caused Mount Tam to transfer certain assets, including the Buck Institute License Agreement, that Mount Tam was holding to another wholly-owned subsidiary of the Company, Mount Tam Therapeutics, Inc., a Delaware corporation. At the time of the Sale Transaction Mount Tam possessed certain Net Operating Losses and tax credits. Pursuant to the terms of the SPA, the Buyer purchased Mount Tam for a purchase price of $410,000.

On October 29, 2018, the Company issued 200,000 shares of its Common Stock to CC3I pursuant to the CC3I Note, as described in Note 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the results of operations and financial condition of Mount Tam Biotechnologies, Inc. for the three and nine months ended September 30, 2018, should be read in conjunction with the financial statements of Mount Tam Biotechnologies, Inc., and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as Mount Tam Biotechnologies plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the form 10-K filed on April 16, 2018. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We believe that our assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s products and services and competition.

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

Overview

We are an early stage company primarily engaged in the development of bio-pharmaceuticals to treat a range of disease areas with high unmet need. Our lead program is focused on SLE, and we intend to optimize and bring to market a portfolio of leading products focused on improving the health and well-being of millions of people who have been affected by a range of serious disease conditions. To that end, we have formed a strategic partnership with the Buck Institute, an independent research facility focused on understanding the connection between aging and chronic disease. As part of the partnership, we have signed the License Agreement that includes many of the Buck Institute’s intangible research and development assets. The initial focus of our research and development efforts will be a preclinical stage compound for the treatment of SLE, a serious form of lupus.

Plan of Operations

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $279,403 and $1,755,180 for the three and nine months ended September 30, 2018, respectively and has an accumulated deficit of $8,904,983 as of September 30, 2018.

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of September 30, 2018, the Company had working capital deficit of $2,303,405 with cash balance of $53,367. Our cash increased by $7,285 during the nine months ended September 30, 2018.

During the second quarter of 2016 the Company entered into negotiations with the Buck Institute to resolve certain outstanding financial concerns, and to broaden the Research Collaboration and License Agreement beyond the area of autoimmune disease.  On July 18, 2016, Mount Tam Biotechnologies, Inc. (the “Company”), entered into an amendment (the “Amendment”) to the Research Collaboration and License Agreement (the “License Agreement”) between the Company and The Buck Institute for Research on Aging (“The Buck Institute”).

Pursuant to this Amendment, the Research Collaboration Term of the License Agreement is tolled until the Company can achieve a Qualified Financing (defined as any financing occurring after the date of the Amendment which results in gross proceeds to the Company of at least $2,000,000). Once a Qualified Financing has been achieved, the research collaboration efforts will resume, and will continue for a period of twenty-one months (the “Extended Research Collaboration Term”). The Company and The Buck Institute agreed to work together to determine a new research plan, specifying the research and development activities of both parties during the Extended Research Collaboration Term.

Additionally, pursuant to the Amendment, the parties agreed to settle past research funding amounts owed by the Company to The Buck Institute. The Company agreed to pay $40,000 within ten days of the execution of the Amendment, and The Buck Institute agreed that once this amount is paid, the Company will be deemed to be in full compliance with the terms of the License Agreement, including its payment obligations. On July 19, 2016, the Company made the $40,000 payment to The Buck Institute.  In addition to the $40,000 payment, on June 13, 2016, the Company paid to The Buck Institute $11,706 in connection with costs incurred to further the Company’s intellectual property position under the License Agreement. Pursuant to the above amendment The Buck Institute waived $274,247 of payable by the Company. In addition, the Company issued to Buck Institute 1,009,016 shares of common stock, which was the number of shares required to equal to 5% of the Company’s total outstanding shares. Pursuant to the original License Agreement, and the Amendment, The Buck Institute’s equity interest in the Company will not be reduced below 5% of the total aggregate shares of common stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of September 30, 2018, the Company has issued 2,644,272 shares of the Company’s common stock to The Buck Institute and committed to issue 110,000 shares of the Company’s common stock as additional shares.

Moreover, the parties agreed that the field of use covered by the License Agreement would be expanded, with the new definition being “the treatment, diagnosis or prevention of any and all conditions or diseases including, without limitation, systemic lupus erythematous and multiple sclerosis for human and/or veterinary use.” (Under the original License Agreement, the Company’s field of use had been restricted to autoimmune disorders). The foregoing is qualified in its entirety to the terms of the Amendment, a copy of which was filed as Exhibit 99.1 to our Form 8-K filed on July 22, 2016.

Negative Operating Cash Flow

We reported negative cash flow from operations for the nine months ended September 30, 2018 and 2017. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $53,367 may not be sufficient to fund our operations for at least the next twelve (12) months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with high volatility in prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

For the three months ended September 30, 2018 compared with the three months ended September 30, 2017

Revenue

We had no revenues for the three months ended September 30, 2018 and 2017. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $172,384 and $655,837 during the three months ended September 30, 2018 and 2017, respectively. Our operating expenses included research and development expenses in the amount of $(103,959) and $210,363, and general and administrative expenses in the amount of $276,343 and $445,474 for three months ended September 30, 2018 and 2017, respectively. During the three month period ended September 30, 2018, the Company re-negotiated a research and development contract at a substantially lower rate, which resulted in a credit balance pursuant to amount expensed in prior periods. The decrease in research and development expenses is directly related to the re-negotiated contract. The decrease in general and administrative expenses are related to a consulting agreement that expired, and lower legal expenses.

Other Expense

Other expense totaled $109,719 and $23,618 during the three months ended September 30, 2018, and 2017, respectively. The increase is due to interest owed on notes used to finance our operations. Other expenses included interest expense in the amount of $15,825 and $4,869, and amortization of debt discount in the amount of $93,895 and $18,749 for three months ended September 30, 2018 and 2017, respectively. The increase is due to interest owed on notes (which increased during the period) used to finance our operations.

Net Loss

As a result of the foregoing, during the three months ended September 30, 2018 and 2017, we recorded a net loss of $282,103 and $679,455, respectively.

For the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017.

Revenue

We had no revenues for the nine months ended September 30, 2018 and 2017. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $1,442,197 and $1,933,864 during the nine months ended September 30, 2018 and 2017, respectively. Our operating expenses included research and development expenses in the amount of $407,498 and $514,422, and general and administrative expenses in the amount of $1,034,699and $1,419,442 for nine months ended September 30, 2018 and 2017, respectively. During the nine month period ended September 30, 2018, the Company re-negotiated a research and development contract at a substantially lower rate, which resulted in a credit balance pursuant to amount expensed in prior periods. The decrease in research and development expenses is directly related to the re-negotiated contract.  The decrease in general and administrative expenses are related to a consulting agreement that expired, and lower legal expenses.

Other Expense

Other expense totaled $315,683 and $72,120 during the nine months ended September 30, 2018, and 2017, respectively. The increase is due to interest owed on notes used to finance our operations. Other expenses included interest expense in the amount of $37,298 and $14,391, and amortization of debt discount in the amount of $278,385 and $58,263 for nine months ended September 30, 2018 and 2017, respectively. The increase is due to interest owed on notes (which increased during the period) used to finance our operations.

Net Loss

As a result of the foregoing, during the nine months ended September 30, 2018 and 2017, we recorded a net loss of $1,757,880 and $2,005,984 respectively.

Liquidity and Capital Resources

We had cash and equivalents of $53,367 at September 30, 2018.

Operating Activities

During the nine months ended September 30, 2018, we used $613,667 of cash in operating activities, compared to $899,817 for the nine months ended September 30, 2017. Non-cash adjustments included $734,389 and $734,389 related to options, $15,872 and $20,694 in amortization of prepaid expenses, $6,120 and $43,421 in stock based compensation for the shares issued to Buck, $278,385 and $58,263 in amortization of debt discount and net change in accounts payable and accrued liabilities of $118,261 and $268,993 during the nine months ended September 30, 2018 and 2017, respectively.

Financing Activities

Financing activities provided $620,952 to us during the nine months ended September 30, 2018 compared to $640,123 for the nine months ended September 30, 2017. We received $635,000 in net proceeds from loans for the nine months ended September 30, 2018 compared to $0 during the nine ended September 30, 2017. In addition, we received $0 in net proceeds from issuance of common stock for the nine months ended September 30, 2018, compared to $652,424 during the nine months ended September 30, 2017. Also we paid $14,048 toward repayment of loans during the nine months ended September 30, 2018, compared to $12,301 during the nine months ended September 30, 2017.

Sources of Liquidity and Capital

During the nine months ended September 30, 2018, we received net proceeds from issuance of common stock in the amount of $0.  During the nine months ended September 30, 2017, we received net proceeds from issuance of common stock in the amount of $652,424.

During the nine months ended September 30, 2018, we received net proceeds from loans in the amount of $635,000.  During the nine months ended September 30, 2017, we received net proceeds loans in the amount of $0.

Financing activities provided $620,952 to us during the nine months ended September 30, 2018 compared to $640,123 for the nine months ended September 30, 2017. The capital raised has been used primarily to support our operations. As of September 30, 2018, the Company had remaining cash of $53,367 with net working capital deficit of $2,303,405. As a result of the Company’s significant operating expenditures and the lack of any significant product sales revenue, we expect to incur losses from operations for the near future.

We reported negative cash flow from operations for the period ended September 30, 2018 and 2017. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $53,367 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with volatility in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of September 30, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of September 30, 2018:

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

 PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A – RISK FACTORS

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES

As set forth in the Company’s Current Report on Form 8-K filed on April 12, 2018, and pursuant to that certain Convertible Promissory Note dated effective March 5, 2018 (the “Convertible Note”), due to the fact that the Company did not achieve certain milestones in a timely manner, on or about July 19, 2018, the Company issued one million (1,000,000) shares of common stock to Fromar Investments, LP.  The Company did not receive proceeds from such issuance other than pursuant to the Convertible Note, a copy of which is included as Exhibit 10.1 to the Company’s Form 8-K filed on April 12, 2018.  Such securities were issued to the investor in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

MOUNT TAM BIOTECHNOLOGIES, INC.

Dated: November 14, 2018	By:	/s/ Richard Marshak
	Name:	Richard Marshak
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2018	By:	/s/ James P. Stapleton
	Name:	James P. Stapleton
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)