Form 10-K
period 2018-12-31
Mount TAM Biotechnologies, Inc.
filed 2019-04-15
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-192060

MOUNT TAM BIOTECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-3797537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 Main Street, Suite 4E Burlington, Vermont	05401
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $751,529 based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of April 4, 2019, there are 55,710,702 shares of common stock outstanding.

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

ii

PART I

ITEM 1. Business.

Throughout this Annual Report on Form 10-K, the terms "we," "us," "our," "registrant," and "Company" refer to Mount Tam Biotechnologies, Inc., a Nevada corporation and, where applicable, its wholly-owned subsidiary Mount Tam Biotechnologies, Inc., a Delaware corporation ("Mount Tam"), and effective October 2018, its wholly-owned subsidiary Mount Tam Therapuetics, Inc., a Delaware corporation.

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

On August 17, 2014, Mount Tam entered into a Research Collaboration and License Agreement (the "Buck Institute License Agreement") with The Buck Institute for Research on Aging, an independent non-profit research organization devoted to aging and the diseases of aging based in Northern California ("Buck Institute"), pursuant to which Mount Tam secured a worldwide exclusive license to certain compounds and technology to develop, manufacture and commercialize these compounds in the field of autoimmune diseases.  Our most advanced product candidate is TAM-01, a preclinical stage compound, which represents what we believe to be a promising therapeutic candidate for the treatment of SLE.  In July 2016 an amendment was signed which broadened the license to include any and all conditions, human and veterinary.  In February 2017 we announced that we were advancing into Discovery TAM-03, a novel rapamycin analog ("rapalog") which we consider to be a potential candidate for addressing an unmet need in several important cancer types.  In July 2017 we announced that we had entered into collaboration with a prominent academic laboratory in the field of neurodegeneration to explore the potential of our compounds in Parkinson’s Disease.

On October 18, 2018, the “Company” and Mount Tam Biotechnologies, Inc., a Delaware corporation, its wholly-owned Delaware subsidiary (“Mount Tam Delaware”), entered into a stock purchase agreement (the “SPA”) with ARJ Consulting, LLC, a New York limited liability company (the “Buyer”), pursuant to which the Company sold 100% of the capital stock in and of Mount Tam Delaware to the Buyer (the “Sale Transaction”). Prior to the Sale Transaction, the Company caused Mount Tam to transfer certain assets, including the Buck Institute License Agreement, that Mount Tam Delaware was holding to another wholly-owned subsidiary of the Company, Mount Tam Therapeutics, Inc., a newly formed (October 2018) Delaware corporation. At the time of the Sale Transaction Mount Tam possessed certain Net Operating Losses and tax credits. Pursuant to the terms of the SPA, the Buyer purchased Mount Tam for a purchase price of $410,000.

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

According to the Lupus Foundation of America, 1.5 million Americans have some form of lupus although some other estimates are more conservative. The exact etiology of lupus is unknown. As an autoimmune disease, the immune system is unable to properly differentiate between healthy tissues and foreign invaders, leading the immune system to attack healthy tissues. This may cause inflammation of the joints, heart, lungs, kidneys, brain and blood vessels. Lupus is a disease that goes through stages of remission and flares.

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

Rapalogs have been used in cancer therapy for some time to treat a range of cancers.  Novartis' Affinitor/Votubia (everolimus), the leading rapalog for treating cancer, was first approved in 2009 to treat advanced kidney cancer and is now approved to treat a range of other cancers including certain breast and pancreatic cancers as well as tuberous sclerosis complex.  Novartis reported sales of Afinitor/Votubia in 2018 were approx. $1.6 billion.

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

TAM-03

TAM-03 is a novel rapalog with a differentiated selectivity profile of TORC1 vs. TORC2 inhibition (as compared to rapamycin, to on-market rapalogs temsirolimus and everolimus, and to TAM-01), and also, favorable potency and bioavailability profiles. We believe that this overall profile makes it an appropriate candidate for further discovery work as a cancer therapy target, and potentially other indications.   As with TAM-01, we are in the process of

undertaking the first steps to characterize the cancer killing potential of TAM-03 through both in vitro and in vivo experimentation.  We are also exploring TAM-03’s potential in Parkinson’s Disease through exploratory in vivo models as part of an ongoing collaboration with an academic laboratory with significant experience in studying neurodegenerative diseases.  Initial results for TAM-03 in several in vivo Parkinson’s Disease studies are very encouraging showing impressive efficacy at multiple dose levels and suggesting that TAM-03 has the potential to become an important clinical candidate to treat this devastating disease.

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

Within the licensed library is TAM-01. TAM-01's composition of matter is patented in the US, having an expiration date of December 2032. TAM-01's composition of matter patent has been allowed in Japan, expected to provide coverage through 2032 or beyond. Our licensed TAM-01 European (EU) patent claiming TAM-01 as well as compositions, uses, and processes for preparing TAM01, was granted in February 2018 and validated in 18 EU nations in the second quarter of 2018. We continue, as part of our ongoing research and development efforts, to strive to defend and to strengthen the intellectual property position of our key assets.

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

In addition to our TAM-01 license, Mount Tam continues to work diligently to expand its intellectual property portfolio.  As part of these efforts, an international (PCT) patent application directed to TAM-03, as well as compositions, uses and processes for preparing TAM-03, and claiming a February 2017 priority date, was filed in February 2018 (published in August 2018).

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

Employees

As of the date of this Report, we have two employees. In addition, we use advisors and consultants for research and development, clinical, regulatory, legal and administrative activities. We plan to hire additional staff as we expand research, production, business development, and sales and marketing programs. None of our employees are represented by a labor union.

Research and Development

We estimate that we have spent $1,145,623 on research and development activities during the last two fiscal years.

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

•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;non-United States taxes, including withholding of payroll taxes;

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

We are still in the preclinical stages of our development of TAM-01 and TAM-03 and hope to begin clinical trials in 2020. Clinical trials conducted on humans are expensive and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Additionally, any positive results of preclinical studies and early clinical trials of a drug candidate may not be predictive of the results of later-stage clinical trials, such that drug candidate may reach later stages of clinical trials and fail to show the desired safety and efficacy traits despite having shown indications of those traits in preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier phases of the trials. Therefore, the results of any ongoing or future clinical trials we conduct may not be successful.

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

Our future success depends on our ability to retain our chief executive officer and chief financial officer and to attract, retain and motivate qualified personnel.

We are highly dependent on our chief executive officer, and chief financial officer and the other principal members of our management team that may be hired in the future. The loss of the services of any of these people could impede the achievement of our research, development and commercialization objectives.

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

We currently have two employees. We expect to experience significant growth in the number of our employees and the scope of our operations if we are able to successfully develop and commercialize TAM-01, particularly in the areas of regulatory affairs, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the anticipated expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, TAM-01 and follow-on compound TAM-03. Our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred cumulative net loss from inception (August 13, 2014) to December 31, 2018 of $8,977,593.

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

Developing pharmaceutical products is expensive. As of December 31, 2018, we had cash and cash equivalents of $57,641. As such, we will need additional financing in order to execute our plans. Attempting to secure financing will divert our management from day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that any financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

Under the Buck Institute License Agreement, Mount Tam licenses significant intellectual property related to TAM-01 from the Buck Institute. Under the terms of the Buck Institute License Agreement, Buck Institute assigns to Mount Tam certain assets, materials and records resulting from the research. Mount Tam retains rights to inventions made by its employees, and Buck Institute assigns to Mount Tam all inventions made under the Buck Institute License Agreement jointly by Mount Tam's employees and Buck Institute personnel, provided that Mount Tam's employees have made a certain inventive contribution. With respect to all other inventions made in the course of the research, Buck Institute grants to Mount Tam worldwide exclusive license rights under patents and patent applications claiming such inventions. Buck Institute retains rights to practice these inventions for research and teaching purposes. Mount Tam bears the costs of filing, prosecution and maintenance of patents assigned or licensed to us under the Buck Institute License Agreement.

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

In addition to the Buck Institute License Agreement, we may seek to enter into additional agreements with other third parties in the future granting similar license rights with respect to other potential drug candidates. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of the Buck Institute License Agreement, or any future license agreement we may enter on which our business or drug candidates are dependent, Buck Institute or other licensors may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain drug candidates, including, with respect to the Buck Institute License Agreement, TAM-01  d. Under the Buck Institute License Agreement, Mount Tam can terminate the licenses to any or all licensed patents upon specified advance notice to Buck Institute. Buck Institute may terminate the license provisions of the agreement only for cause. Termination of the agreement does not terminate Mount Tam's rights in patents assigned to Mount Tam but would terminate Mount Tam's rights to patents licensed to it under the Buck Institute License Agreement. The loss of the rights licensed to Mount Tam under the Buck Institute License Agreement, or any future license agreement that we may enter granting us rights on which our business or drug candidates are dependent, would eliminate our ability to further develop the applicable drug candidates and would materially harm our business, prospects, financial condition and results of operations.

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

As of April 4, 2019, our principal shareholders, which includes our officers and directors, own approximately 49.6% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our Board will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

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

ITEM 2. Properties.

Effective December 1, 2018, Mount Tam rents office space at 106 Main Street, Suite 4E, Burlington, VT 05401. The rental agreement expires November 30, 2019. The Company believes that its facilities are sufficient to meet its current needs and the Company will look for suitable additional space as and when needed.

Effective March 1, 2017 Mount Tam rented office space at 7250 Redwood Blvd, Suite 300, Novato, CA 94945. The rental agreement expired November 30, 2018.

  Prior to March 1, 2017, Mount Tam rented office and laboratory spaces from The Buck Institute at Buck Institute 8001 Redwood Boulevard, Novato, California. Originally Mount Tam was under a lease that provided for an annual rental payment of $24,500 plus $2,000 per year for administrative services, however, the agreement was amended in September 2015 to reduce the annual rental payment to $9,500. In 2016, The Buck Institute billed the Company $9,875 for office space fees plus a $2,000 administration fee, for a total of $11,875 for office space and administration services. In 2017, The Buck Institute billed the Company $0 for office space fees, and $0 administration fee, for a total of $0 for office space and administration services. For the fiscal year ended December 31, 2016, the Company paid $13,199 to The Buck Institute for office space, which includes $2,125 of expense from 2015. For the fiscal year ended December 31, 2017, the Company paid $0 to The Buck Institute for office space, which includes $0 of expense from 2016.  For the fiscal year ended December 31, 2018, the Company paid $0 to The Buck Institute for office space.

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

The following table reflects the high closing sales information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2018 and 2017. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal 2018

December 31, 2018	$0.048	$0.015
September 30, 2018	$0.05	$0.02
June 30, 2018	$0.13	$0.03
March 31, 2018	$0.155	$0.037

Fiscal 2017

December 31, 2017	$0.11	$0.04
September 30, 2017	$0.22	$0.10
June 30, 2017	$0.28	$0.10
March 31, 2017	$0.76	$0.18

Holders

As of April 1, 2019, there were approximately 98 shareholders of record of the Company's common stock based upon the records of the shareholders provided by the Company's transfer agent. The Company's transfer agent is VStock Transfer, LLC, whose address is 18 Lafayette Place, Woodmere, New York 100598, and whose telephone number is (212) 828-8436.

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

Repurchases

During the fiscal year ended December 31, 2018, we did not repurchase any of our securities.

Options

The Company's Board of Directors approved the adoption of the Mount Tam 2016 Stock-Based Compensation Plan (the "2016 Plan") on May 12, 2016.  A majority of the stockholders approved the 2016 Plan by written consent on June 27, 2016.  A copy of the 2016 Plan is included as Exhibit A to the Company's Information Statement filed with the SEC on July 11, 2016.

  On May 2, 2016, the Company granted options to purchase up to 6,330,000 shares of Common Stock under the Plan in the aggregate, with an exercise price of $0.59 per share. On December 28, 2018, the Company granted options to purchase up to 4,910,000 shares of Common Stock under the Plan in the aggregate, with an exercise price of $0.02 per share. Options will vest as per below tables:

Name	Number of Stock Options	Vesting Schedule
Richard Marshak (CEO)	4,200,000	Options Vesting over 4 years, 25% (1,050,000 options) per year
Tim Powers (CSO)	1,120,000	Options Vesting over 3 years. 33.33% (373,333 options) per year
Jim Stapleton (CFO)	750,000	Options vesting over 4 years, 25% (187,500 options) per year
Brian Kennedy (Chairman)	250,000	Options vesting over 4 years, 25% (62,500) per year
Juniper Pennypacker	10,000	Options vesting over 4 years, 25% (2,500 options) per year

Name	Number of Stock Options	Vesting Schedule
Richard Marshak (CEO)	3,525,000	50% vested. Balance vesting over 2 years, 25% (881,250 options) per year
Jim Stapleton (CFO)	1,025,000	50% vested. Balance vesting over 2 years, 25% (256,250 options) per year
Brian Kennedy (Chairman)	350,000	50% vested. Balance vesting over 2 years, 25% (87,500) per year
Juniper Pennypacker	10,000	50% vested. Balance vesting over 2 years, 25% (2,500 options) per year

  On October 2, 2016, the Company granted options to purchase up to 135,000 shares of Common Stock under the Plan in the aggregate, with an exercise price of $0.40 per share. On December 28, 2018, the Company granted options to purchase up to 435,000 shares of Common Stock under the Plan in the aggregate, an exercise price of $0.02 per share. Options will vest as per below tables:

Name	Number of Stock Options	Vesting Schedule
Bryan Cox (consultant)	100,000	Options Vesting over 4 years, 25% (25,000 options) per year
Jim Stolzenbach (consultant)	35,000	Options vesting over 4 years, 25% (8,750) per year

Name	Number of Stock Options	Vesting Schedule
Bryan Cox (consultant)	300,000	50% vested. Balance vesting over 2 years, 25% (75,000 options) per year
Jim Stolzenbach (consultant)	135,000	50% vested. Balance vesting over 2 years, 25% (33,750) per year

Stock-based compensation expense related to vested options was $980,909 for the twelve months ended December 31, 2018.  Stock-based compensation expense related to vested options was $981,875 for the twelve months ended December 31, 2017. The Company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted during the year ended December 31, 2018.

Date of Grant
Expected term (years)	10
Expected volatility	283%
Risk-free interest rate	2.55%
Dividend yield	0%

As summary of option activity under the 2016 Plan as of December 31, 2018, and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31 2016	6,465,000	$0.59	9.10
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Canceled	-	-	-
Balance outstanding at December 31, 2017	6,465,000	$0.59	8.10
Granted	5,345,000	0.02	5.00
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Canceled	(1,120,000)	0.59	8.10
Balance outstanding at Dec 31, 2018	10,690,000	$0.30	8.68
Exercisable at Dec 31, 2018	5,345,000	$0.01	8.68

As of December 31, 2018, there was $1,083,068 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2016	-	$-	-	$-
Granted	1,009,616	0.175	4.90	176,683
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2017	1,009,616	$0.175	4.90	$176,683
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2018	1,009,616	$0.175	3.7	$176,683
Exercisable at December 31, 2018	1,009,616	$0.175	3.7	$176,683

Recent Sales  of Unregistered Securities; Use of Proceeds from Registered Securities

Pursuant to the Research Collaboration and License Agreement dated August 17, 2014 with Buck Institute for Research on Aging (the “Buck Institute”), the Company agreed to allow the Buck Institute to maintain a certain common stock equity interest in the Company.  On December 27, 2018, the Company issued 110,000 shares of common stock to the Buck Institute pursuant to such agreement.  The Company did not receive proceeds from such issuance.  Such securities were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

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

Plan of Operations

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $1,827,789 for the year ended December 31, 2018 and has an accumulated deficit of $8,977,593 as of December 31, 2018.

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of December 31, 2018, the Company had working capital deficit of $2,121,795 with cash balance of $57,641. Our cash increased by $11,559 during the year ended December 31, 2018.

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

Additionally, pursuant to the Amendment, the parties agreed to settle past research funding amounts owed by the Company to The Buck Institute. The Company agreed to pay $40,000 within ten days of the execution of the Amendment, and The Buck Institute agreed that once this amount is paid, the Company will be deemed to be in full compliance with the terms of the License Agreement, including its payment obligations. On July 19, 2016, the Company made the $40,000 payment to The Buck Institute.  In addition to the $40,000 payment, on June 13, 2016, the Company paid to The Buck Institute $11,706 in connection with costs incurred to further the Company's intellectual property position under the License Agreement. Pursuant to the above amendment The Buck Institute waived $274,247 of payable by the Company. In addition, the Company issued to Buck Institute 1,009,016 shares of common stock, which was the number of shares required to equal to 5% of the Company's total outstanding shares. Pursuant to the original License Agreement, and the Amendment, The Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of common stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of December 31, 2018, the Company has issued 2,754,272 shares of the Company's common stock to The Buck Institute.

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

Negative Operating Cash Flow

We reported negative cash flow from operations for the year ended December 31, 2018 and 2017. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $57,641 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with high volatility in prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

For the Year ended December 31, 2018 compared with the Year ended December 31, 2017

Revenue

We had no revenues for the year ended December 31, 2018 and 2017. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $1,816,691 and $2,530,790 during the year ended December 31, 2018 and 2017, respectively. Our operating expenses included research and development expenses in the amount of $456,955 and $688,668, and general and administrative expenses in the amount of $1,359,736 and $1,842,122 for year ended December 31, 2018 and 2017 respectively. The decrease in general and administrative expenses was mainly due to a decrease in legal and consulting expenses.

Other Income (Expense)

Other income was $332,801 and $534 during the year ended December 31, 2018 and 2017, respectively. The increase is directly related to the sale of our subsidiary in October 2018.  Other expenses included interest expense in the amount of $54,771 and $19,321. The increase in interest expense is related to the additional convertible secured debt the Company added in 2018. Additionally, other expense includes amortization of debt discount in the amount of $289,128 and $66,520 for the year ended December 31, 2018 and 2017, respectively. The increase in amortization of debt discount is related to the additional convertible secured debt the Company added in 2018.

Net Loss

As a result of the foregoing, during the year ended December 31, 2018 and 2017, we recorded a net loss of $1,827,789 and $2,616,097, respectively.

Liquidity and Capital Resources

We had cash and equivalents of $57,641 at December 31, 2018.

Operating Activities

During the year ended December 31, 2018, we used $938,667 of cash in operating activities, compared to $1,189,264 for the year ended December 31, 2017. Non-cash adjustments included $987,029 and $1,024,587 for fair value of stock options and stock based compensation, $289,128 and $66,520 related to amortization of beneficial conversion feature, $21,162 and $21,818 in amortization of prepaid expenses, $332,801 and $0 gain on sale of subsidiary and net change in accounts payable and accrued liabilities of $(75,661) and $324,555 during the year ended December 31, 2018 and 2017, respectively.

Investing Activities

Investing activities provided $332,801 to us during the year ended December 31, 2018 compared to $0 for the year ended December 31, 2017, which was related to net receipt on sale of subsidiary.

Financing Activities

Financing activities provided $617,425 to us during the year ended December 31, 2018 compared to $859,847 for the year ended December 31, 2017. We received $635,000 in net proceeds from loans for the year ended December 31, 2018, compared to $75,000 for the year ended December 31, 2017. In addition, we received $0 in net proceeds from issuance of common stock during the year ended December 31, 2018, compared to $802,422 in net proceeds from issuance of common stock during the year ended December 31, 2017.

Sources of Liquidity and Capital

During the year ended December 31, 2018, we received net proceeds from the sale of common stock of $0 and issuance of debt in the amount of $635,000. During the year ended December 31, 2017, we received net proceeds from the sale of common stock of $802,422 and issuance of debt in the amount of $75,000. The capital raised has been used primarily for continuation of the Company's research and development efforts and to support its operations. As of December 31, 2018, the Company had remaining cash of $57,641 with net working capital deficit of $2,121,795. As of December 31, 2017, the Company had remaining cash of $46,082 with net working capital deficit of $1,571,584. As a result of the Company's significant operating expenditures and the lack of any significant product sales revenue, we expect to incur losses from operations for the near future.

We reported negative cash flow from operations year ended December 31, 2018 and 2016. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $57,641 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with volatility in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Mount Tam Biotechnologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mount Tam Biotechnologies, Inc. (the “Company”), as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit that raise substantial doubt exists about Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2014

/s/ RBSM LLP

Larkspur, California

April 15, 2019

Mount TAM Biotechnologies, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
Assets	Audited	Audited
Assets
Cash and cash equivalents	$57,641	$46,082
Prepaid expense	4,677	3,529
Total Current Assets	62,318	49,611
Other Assets
Deposit	2,046	7,046

Total Assets	$64,364	$56,657

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$851,015	$909,050
Accounts payable and accrued liabilities- related parties	609	18,235
Notes payable	17,500	17,500
Convertible debenture, net of unamortized debt discount	1,314,989	676,410
Total Current Liabilities	2,184,113	1,621,195

Total Liabilities	2,184,113	1,621,195

Stockholders’ Deficit
Common stock, $0.0001 par value; 500,000,000 shares authorized; 55,630,702 and 53,320,702 shares issued and outstanding	5,563	5,332
Stock subscription payable	(45)	(45)
Additional paid in capital	6,852,327	5,579,978
Accumulated deficit	(8,977,593)	(7,149,803)
Total Stockholders’ Deficit	(2,119,749)	(1,564,538)
Total Liabilities and Stockholders’ Deficit	$64,364	$56,657
See accompanying notes to these consolidated financial statements

Mount TAM Biotechnologies, Inc.
Consolidated Statements of Operations (Audited)

	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,
	2018	2017
Revenue	$-	$-

Cost of Goods Sold	-	-

Gross Profit	-	-

Operating Expenses
Research and development	456,955	688,668
General and administrative	1,359,736	1,842,122
Total operating expenses	1,816,691	2,530,790

Operating loss	(1,816,691)	(2,530,790)

Other Income/(Expense)
Other income	-	534
Sale of subsidiary, net expenses	332,801	-
Interest expense	(54,771)	(19,321)
Amortization of debt discount	(289,128)	(66,520)
Total other income/(expense)	(11,098)	(85,307)

Loss from operations before Taxes	(1,827,789)	(2,616,097)

Provision for income taxes	-	-

Net (Loss)	$(1,827,789)	$(2,616,097)

Net income/(loss) per share – basic and diluted	$(0.03)	$(0.05)

Weighted average common shares – basic and diluted	54,495,250	50,273,900

The accompanying notes are integral to these consolidated financial statements.

Mount TAM Biotechnologies, Inc.
Consolidated Statement of Stockholders' Deficit

	Common stock		Additional Paid in	Stock to be issued	Stock subscription	Accumulated	Total Stockholders'
	Shares	Amount	Capital		Payable	Deficit	Deficit
Balance as of December 31, 2016	47,846,984	$ 4,784	$ 3,676,871	$ 57,895	$ (45)	$ (4,533,705)	$ (794,201)
Shares issued to Buck	435,256	44	100,563	(57,895)	-	-	42,712
Fair value of options	-	-	981,875	-	-	-	981,875
Beneficial conversion feature on the convertible note	-	-	18,750	-	-	-	18,750
Common stock from private placement	5,038,462	504	801,920	-	-	-	802,424
Net loss	-	-	-	-	-	(2,616,098)	(2,616,098)
Balance as of December 31, 2017	53,320,702	$ 5,332	$ 5,579,978	$ -	$ (45)	$ (7,149,803)	$ (1,564,538)
Shares issued as beneficial conversion feature on the convertible note	2,000,000	200	121,200	-	-	-	121,400
Beneficial conversion feature on the convertible note	-	-	158,750	-	-	-	158,750
Shares issued to Buck	110,000	11	6,109		-	-	6,120
Shares issued as beneficial conversion feature on the convertible note	200,000	20	5,380				5,400
Fair value of options	-	-	980,909	-	-	-	980,909
Net loss	-	-	-	-	-	(1,827,790)	(1,827,790)
Balance as of December 31, 2018	55,630,702	$ 5,563	$ 6,852,326	$ -	$ (45)	$ (8,977,593)	$ (2,119,749)

The accompanying notes are integral to these consolidated financial statements.

Mount TAM Biotechnologies, Inc.
Consolidated Statement of Cash Flows
(Audited)
	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$ (1,827,789)	$ (2,616,098)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of options	980,909	981,875
Stock based compensation	6,120	42,712
Amortization of debt discount	289,128	66,520
Amortization of prepaid expenses	21,162	21,818
Gain on sale of subsidiary	(332,801)	-
Changes in operating assets and liabilities:
Prepaid expense	(4,735)	(3,600)
Deposits	5,000	(7,046)
Accounts payable and accrued liabilities	(75,661)	324,555
Net cash used in operating activities	(938,667)	(1,189,264)

Cash Flows from Investing Activities
Proceed from sale of subsidiary	332,801	-
Net cash provided by investing activities	332,801	-

Cash Flows from Financing Activities
Proceed from loans	635,000	75,000
Payment of loans	(17,575)	(17,575)
Proceeds from issuance of common stock	-	802,422
Net cash provided by financing activities	617,425	859,847

Net increase (decrease) in cash	11,559	(329,417)

Cash, beginning of period	46,082	375,499

Cash, end of period	$ 57,641	$ 46,082

Non-cash investing and financing activities:
Debt discount due to beneficial conversion feature on note	$ 285,550	$ 18,750
Shares issued as part of stock to be issued	$ -	$ 57,895
Loan received shown as prepaid expenses	$ 17,560	$ 17,575

The accompanying notes are integral to these consolidated financial statements.

Mount TAM Biotechnologies, Inc.

Consolidated Financial Statements

For the year ended December 31, 2018

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

The following reflects the Company's current, post-merger corporate structure (State of Incorporation):

Mount Tam Biotechnologies, Inc., formerly TabacaleraYsidron, Inc. (Nevada)

Mount Tam Biotechnologies, Inc. (Delaware)  - Sold October 2018.

Mount Tam Therapeutics, Inc. (Delaware) – Formed October 2018.

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

On October 18, 2018, the “Company” and Mount Tam, its wholly-owned subsidiary, entered into a stock purchase agreement (the “SPA”) with ARJ Consulting, LLC, a New York limited liability company (the “Buyer”), pursuant to which the Company sold 100% of the capital stock in and of Mount Tam Delaware subsidiary to the Buyer (the “Sale Transaction”). Prior to the Sale Transaction, the Company caused Mount Tam to transfer certain assets, including the Buck Institute License Agreement, that Mount Tam was holding to another wholly-owned subsidiary of the Company, Mount Tam Therapeutics, Inc., a newly formed Delaware corporation. At the time of the Sale Transaction Mount Tam possessed certain Net Operating Losses and tax credits. Pursuant to the terms of the SPA, the Buyer purchased Mount Tam for a purchase price of $410,000.

Note 2 – Summary of Significant Accounting Policies

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2018 are applied consistently in these consolidated financial statements.

Basis of Presentation

The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States. All intercompany accounts have been eliminated.

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through December 31, 2018, the Company had accumulated losses of approximately $8,977,593 and a working capital deficit of $2,121,795. Management expects to incur further losses for the foreseeable future. The Company plans to continue to review strategic partnerships, collaborations and potential equity sales as a potential means to fund its preclinical and clinical programs in the future. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amount on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and it does not believe it is exposed to any significant credit risk. As of December 31, 2018 and 2017 the Company had cash and cash equivalents of $57,641 and $46,082, respectively.

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

Research and Development costs

The Company follows Accounting Standards Codification Subtopic ("ASC") 730-10, "Research and Development," in which research and development costs are charged to the statement of operations as incurred. During the year ended December 31, 2018 and 2017 the Company incurred $456,955 and $688,668, respectively of expenses related to research and development costs.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, "Earnings Per Share". Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the "treasury stock" method), unless their effect on net loss per share is anti-dilutive. There were no potentially dilutive shares for the year ended December 31, 2018.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	December 31, 2018	December 31, 2017
Options to purchase common stock	10,690,000	6,465,000
Warrants to purchase common stock	1,009,616	1,009,616
Convertible notes	84,094,000	2,887,518
Potential equivalent shares excluded	95,793,616	10,362,134

Accounts Payable

Accounts payable and accrued expenses include the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Accounts payable	$464,057	$457,434
Accounts payable to related parties	609	18,234
Accrued legal fees	94,548	210,865
Accrued interest	92,816	38,865
Accrued salary	199,596	129,740
Total accounts payable and accrued expenses	$851,624	$927,285

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

For the year ended December 31, 2018, the Company has determined that there we no assets or liabilities measured at fair value on a recurring basis.

The Company believes the carrying amounts of Cash and cash equivalents, other current assets, accounts payable, accrued expenses salaries, wages and payroll taxes, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Going Concern

The Company's financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no significant operating history and had a cumulative net loss from inception (August 13, 2014) to December 31, 2018 of $8,998,361. The Company has a working capital deficit (current liabilities minus current assets) of $2,121,795 as of December 31, 2018. Since inception, the Company has been funded through debt and equity financings. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended December 31, 2018, have been prepared assuming the Company will continue as a going concern. The Company believes its cash resources are insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization of its product candidates. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.

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

Recent Accounting Pronouncements Issued and Adopted as of December 31, 2018

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, we expect to adopt this guidance on January 1, 2018. The adoption of this standard did not have a material impact on the Company's financial statements as the Company is pre revenue.

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

Note 3 - Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a United States corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. The impact due to the change in the federal tax rate on the Company’s deferred tax assets was approximately $542,000, which was fully offset by a reduction in the valuation allowance.

The provision for income taxes on the statements of operations consists of $800, and $800 for the years ended December 31, 2018, and 2017, respectively.

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2018	2017

Net operating loss	$643,032	$1,439,430
Stock compensation	4,540	141,593
Change in fair value	211,377	263,437
Debt discount	77,573	17,847
Accrued interest	24,550	34,632
Start up expense	4,745	5,058

Total	965,817	1,901,997

Less valuation allowance	(965,817)	(1,901,997)

Net deferred taxes	$-	$-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes.  At December 31, 2018 and 2017, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits.  At December 31, 2018, net operating loss carryforwards were approximately $1.8 million for federal and $3.5 million for state tax purposes that expire at various dates from 2036

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code Sections 382 and 383.  The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization. The Company has not calculated its IRC Section 382 and 383 change of ownership to date, but there seems to have been a change of ownership within the meaning of Internal Revenue Code Section 382 and 383, which would limited the use of net operating losses or render such worthless.

Management believes that it appears more likely than not that the Company will not realize these tax benefits due to the Company’s continuing losses for United States income taxes purposes and therefore has provided 100% valuation allowance on the deferred tax assets. Management intends to review this valuation allowance periodically and make adjustments as necessary.  The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (21% and 34% in 2018 and 2017, respectively) to income taxes as follows:

Tax benefit computed at 21% for 2018 and 34% for 2017	$(342,847)	$(889,000)
State taxes, net of federal effect	(94,691)	(151,687)
Other	443,538	936,912
Sale of subsidiary	514,020	-
Impact of tax rate change	-	922,000
Valuation allowance	(520,020)	(818,225)

Income tax expense	$-	$-

ASC 740 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold, measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Under ASC 740, we are required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. There were no unrecognized tax benefits recorded as of December 31, 2018 and 2017.  Furthermore, substantially all of the Company’s tax years, from 2016, remain open to federal and state tax examinations.

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

As a result of the Share Exchange, the Company assumed an obligation to a former note holder in the amount of $17,500. The unsecured promissory note in the amount of $15,000 is to an unrelated party. Pursuant to the terms of the note, the note is interest bearing at 3.5% and is due on demand. As of December 31, 2018, the Company has accrued interest of $2,771. Another unsecured promissory note is of $2,500 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. The Company is currently assessing how to revise the terms of this note.

Note 5 – Convertible Notes

0851229 BC Ltd.

During the year ended December 31, 2018 and 2017, the Company borrowed $35,000 and $75,000, respectively, from 0851229 BC Ltd. (the "Lender") through a convertible note bearing 3% interest with a maturity date of March 18, 2018. The maturity date of all the note has been extended to June 30, 2019. The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock.

The initial fair value of the beneficial conversion feature of the note on the date of issuance was determined to be $8,750 and $18,750 for the year ended December 31, 2018 and 2017. The value of beneficial conversion feature is being amortized over the life of the loan. For the twelve months ended December 31, 2018 and 2017, the Company amortized the debt discount of $25,345 and $66,520, respectively. The unamortized debt discount as of December 31, 2018 and 2017 is $0 and $16,595 respectively.

Pursuant to the terms of the amended Note dated June 14, 2016, if the Company issues capital stock or any security convertible into or exercisable for its capital stock in a transaction, the primary purpose of which is to raise capital (a “Financing”), Fromar may convert all or any portion of the outstanding principal amount and accrued and unpaid interest into the same securities issued by the Company in the Financing (the “Financing Securities”) at a conversion price equal to eighty percent (80%) of the price per Financing Securities paid by the other investors in the Financing. If the Company consummates a Qualified Financing (as hereinafter defined) then the outstanding principal amount and all accrued and unpaid interest shall automatically convert into the same securities issued to investors in the Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to eighty percent (80%) of the price per Qualified Financing Securities paid by the other investors in the Qualified Financing. A “Qualified Financing” means a Financing which results in gross proceeds to the Company, in one or a series of related transactions, of at least $2,000,000 (including the aggregate amount of indebtedness converted into equity securities in such Financing), in which either (i) the investor leading negotiations with the Company is a bona fide institutional investor or (ii) the investor leading negotiations with the Company is not a bona fide institutional investor but the Financing includes commercially reasonable customary terms and conditions for an equity financing of an early-stage biopharmaceutical company.

The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock. The Lender and the Company agreed that the aggregate principal amount of all outstanding loans made under the

Secured Note shall not exceed $5,000,000 at any time. The maturity date for all the above note were extended till June 30, 2019.

As of December 31, 2017, the Company had principal outstanding on this Secured Note of $693,004 and accrued interest of $36,402. Total interest expenses for the twelve months ended December 31, 2017 was $18,246.

As of December 31, 2018, the Company had principal outstanding on this Secured Note of $728,004 and accrued interest of $57,754. Total interest expenses for the twelve months ended December 31, 2018 was $21,352.

Fromar Investments, LP

On April 6, 2018, the Company, and Fromar Investments, LP (“Fromar”) entered into an arrangement whereby Fromar would lend the Company $500,000 pursuant to the terms of a convertible promissory note (the “Fromar Note”).  The Fromar Note bears interest at a rate of 8.0% per annum and has a maturity date of September 30, 2018 which was extended to June 30, 2019.

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

Effective upon a complete funding of the entire principal amount of $500,000, the Company agreed to issue to Fromar 1,000,000 shares of its common stock.  The Company agreed to issue to Fromar an additional 1,000,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Fromar Note, but on or before July 1, 2018, or (ii) received a binding term sheet or other similar binding agreement pertaining to a licensing transaction with a company that operates in the pharmaceutical and/or biotech industries that will provide for at least $500,000 in upfront payments to the Company on or before July 1, 2018, as well as milestones and royalties for TAM-01, TAM-03, or for any follow-on compounds of the Company (a “Licensing Transaction”) on or before July 1, 2018.  The Company agreed to issue to Fromar an additional 3,000,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Fromar Note, but on or before September 30, 2018, or (ii) received a binding term sheet or other similar binding agreement for a Licensing Transaction on or before September 30, 2018. As of December 31, 2018, the binding term clause requiring issuance of additional shares was waived by the note holder. The Company is not under obligation to issue any additional shares under this clause. On April 27, 2018 the Company issued 1,000,000 shares to the note holders as discussed above which were valued at $90,000 and was expensed out during the year ended December 31, 2018 as an amortization expense.  On July 27, 2018 the Company issued an additional 1,000,000 shares to the note holders as discussed above which were valued at $31,400 and was expensed out during the year ended December 31, 2018 as an amortization expense. In total, the debt discount on the convertible note is $246,400.

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

As of December 31, 2018, the Company had principal outstanding on the Fromar Note of $500,000 and accrued interest of $30,055. For the twelve months ended December 31, 2018 and 2017, the Company amortized the debt discount of $246,400 and $0, respectively. The unamortized debt discount as of December 31, 2018 and 2017 is $0 and $0 respectively.

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

Effective upon a complete funding of the entire principal amount of $100,000, the Company agreed to issue to CC3I 200,000 shares of its common stock, which were valued at the time of the Note at a fair market value of $5,400  The Company agreed to issue to CC3I an additional 200,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Note, but on or before January 1, 2019, or (ii) received a binding term sheet or other similar binding agreement pertaining to a licensing transaction with a company that operates in the pharmaceutical and/or biotech industries that will provide for at least $500,000 in upfront payments to the Company on or before January 1, 2019, as well as milestones and royalties for TAM-01, TAM-3, or for any follow-on compounds of the Company (a “Licensing Transaction”) on or before January 1, 2019.  The Company agreed to issue to CC3I an additional 600,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Note, but on or before April 30, 2019, or (ii) received a binding term sheet or other similar binding agreement for a Licensing Transaction on or before April 30, 2019. As of December 31, 2018, the binding term clause requiring to issue additional shares was waived by the note holder. The Company is not under obligation to issue any additional shares under this clause.

As of December 31, 2018, the Company had principal outstanding on the CC3I Note of $100,000 and accrued interest of $2,236. For the twelve months ended December 31, 2018 and 2017, the Company amortized the debt discount of $17,383 and $0, respectively. The unamortized debt discount as of December 31, 2018 and 2017 is $13,015 and $0 respectively.

Note 6 – Capital Stock

Common Stock

The Company has authority to issue up to 500,000,000 shares, par value $0.0001 per share. The Majority of shareholders approved an increase in the authorized number of shares from 100,000,000 to 200,000,000 on May, 2018, and from 200,000,000 to 500,000,000 in December 2018. As of December 31, 2018, there were 55,630,702 shares of the Company's common stock issued and outstanding.

Mount Tam has an agreement with The Buck Institute as further detailed in Note 7 to maintain a certain common stock equity interest in the Company. As of December 31, 2018 and 2017 the Company owed to the Buck Institute 0 and 0 shares respectively, as a result of the Share Exchange and subsequent issuances of common stock. In 2016, the 192,983 shares were treated as issued for services and valued at $57,895. Out of the 1,009,016 shares to be issued in 2015, 957,928 shares were treated as a component of the recapitalization of the Company, while the balance of 51,088 shares were treated as issued for service and valued at $42,403.

During the year ended December 31, 2017, the Company issued 435,256 shares of common stock to The Buck Institute out of which 192,983 shares were related to prior year stock to be issued and the balance shares was treated as issued for services for the year ended December 31, 2017 and was valued at $42,712.

During the year ended December 31, 2018, the Company issued 110,000 shares of common stock to The Buck Institute valued at $6,120.

During the year ended December 31, 2018, the Company issued 2,200,000 shares of common stock to the Convertible note holder Fromar valued at $126,800 as beneficial conversion feature.

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

On May 2, 2016, the Company granted options to purchase up to 6,330,000 shares of Common Stock under the Plan in the aggregate, with an exercise price of $0.59 per share. On December 28, 2018, the Company granted options to purchase up to 4,910,000 shares of Common Stock under the Plan in the aggregate, with an exercise price of $0.02 per share. Options will vest as per below tables:

Name	Number of Stock Options	Vesting Schedule
Richard Marshak (CEO)	4,200,000	Options Vesting over 4 years, 25% (1,050,000 options) per year
Tim Powers (CSO)	1,120,000	Options Vesting over 3 years. 33.33% (373,333 options) per year
Jim Stapleton (CFO)	750,000	Options vesting over 4 years, 25% (187,500 options) per year
Brian Kennedy (Chairman)	250,000	Options vesting over 4 years, 25% (62,500) per year
Juniper Pennypacker	10,000	Options vesting over 4 years, 25% (2,500 options) per year

Name	Number of Stock Options	Vesting Schedule
Richard Marshak (CEO)	3,525,000	50% vested. Balance vesting over 2 years, 25% (881,250 options) per year
Jim Stapleton (CFO)	1,025,000	50% vested. Balance vesting over 2 years, 25% (256,250 options) per year
Brian Kennedy (Chairman)	350,000	50% vested. Balance vesting over 2 years, 25% (87,500) per year
Juniper Pennypacker	10,000	50% vested. Balance vesting over 2 years, 25% (2,500 options) per year

  On October 2, 2016, the Company granted options to purchase up to 135,000 shares of Common Stock under the Plan in the aggregate, with an exercise price of $0.40 per share. On December 28, 2018, the Company granted options to purchase up to 435,000 shares of Common Stock under the Plan in the aggregate, an exercise price of $0.02 per share. Options will vest as per below tables:

Name	Number of Stock Options	Vesting Schedule
Bryan Cox (consultant)	100,000	Options Vesting over 4 years, 25% (25,000 options) per year
Jim Stolzenbach (consultant)	35,000	Options vesting over 4 years, 25% (8,750) per year

Name	Number of Stock Options	Vesting Schedule
Bryan Cox (consultant)	300,000	50% vested. Balance vesting over 2 years, 25% (75,000 options) per year
Jim Stolzenbach (consultant)	135,000	50% vested. Balance vesting over 2 years, 25% (33,750) per year

Stock-based compensation expense related to vested options was $980,909 for the twelve months ended December 31, 2018.  Stock-based compensation expense related to vested options was $981,875 for the twelve months ended December 31, 2017.  The Company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted during the year ended December 31, 2018.

Date of Grant
Expected term (years)	10
Expected volatility	283%
Risk-free interest rate	2.55%
Dividend yield	0%

As summary of option activity under the 2016 Plan as of December 31, 2018, and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31 2016	6,465,000	$0.59	9.10
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Canceled	-	-	-
Balance outstanding at December 31, 2017	6,465,000	$0.59	8.10
Granted	5,345,000	0.02	5.00
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Canceled	(1,120,000)	0.59	8.10
Balance outstanding at December 31, 2018	10,690,000	$0.30	8.68
Exercisable at December 31, 2018	5,345,000	$0.01	8.68

As of December 31, 2018, there was $1,083,068 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	-	$ -	-	$ -
Granted	1,009,616	0.175	4.9	176,683
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2017	1,009,616	$0.175	4.90	$ 176,683
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2018	1,009,616	$ 0.175	3.7	$ 176,683
Exercisable at December 31, 2018	1,009,616	$ 0.175	3.7	$ 176,683

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

In addition, the Company issued to Buck Institute that number of shares equal to 5% of the Company's total outstanding shares. Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of Common Stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of December 31, 2018 and 2017, the Company has issued 2,754,272 and 2,644,272 shares of the Company's Common Stock to Buck Institute and committed to issue 0 and 0 shares of the Company Common stock as additional shares, respectively. Additionally, the Company agreed to pay one-time milestone payments upon the first occurrence of the corresponding milestone events as set forth in the table below.

Milestone Event	Milestone Payment
Filing of an IND	$50,000
Completion of the first Phase I Clinical Trial of a Licensed Product	$250,000
Completion of the first Phase II Clinical Trial of a Licensed Product	$500,000
Completion of the first Phase III Clinical Trial of a Licensed Product	$1,000,000

As of December 31, 2018 none of the milestone events had yet been achieved.

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

The Company reimburses reimburse The Buck Institute for 100% of the patent expenses for the Product Patents and 50% of the patent expenses for the Program Patents, incurred by Buck Institute as defined in the Licensing Agreement..

Since 2016, The Company has a Research Collaboration and License Agreement between the Company and

The Buck Institute.

Pursuant to this the Research Collaboration Term of the License Agreement is tolled until the Company can achieve a Qualified Financing (defined as any financing occurring after the date of the Amendment which results in gross proceeds to the Company of at least $2,000,000). Once a Qualified Financing has been achieved, the research collaboration efforts will resume, and will continue for a period of twenty-one months.The Company and The Buck Institute agreed to work together to determine a new research plan, specifying the research and development activities of both parties during the Extended Research Collaboration Term.

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

In 2015, the Company entered into a license and service agreement with Buck Institute. In connection with the agreement, the Company agreed to pay Buck Institute an annual fee of $9,500 to procure access to certain office space in the facility in order to conduct research and facilitate its research and development program. This agreement was terminated in February 2017. The Company no longer leases office space from the Buck Institute.  For the fiscal year ended December 31, 2017, the Company paid $48,433 for reimbursement of patent and patent related expenses.  For the fiscal year ended December 31, 2018, the Company paid $21,037 for reimbursement of patent and patent related expenses.

In May 2016 Mr. Powers became the Company's Chief Scientific Officer.  In September 2018, Mr. Powers was terminated as the Company’s Chief Scientific Officer. There were no disagreements between Dr. Powers and the Company on any matter relating to the Company's operations, policies or practices that resulted in his termination.

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

The Company has engaged Young America Capital, LLC as the Placement Agent for a current private placement transaction and is entitled to a fee of between 2.0% and 8.0% of the offering price of the common shares sold to investors they source.  In addition, the Placement Agent will be issued a warrant granting the Placement Agent the right to purchase shares of common stock equal to 8.0% of the number of shares of common stock issued by the Company in the aforementioned offering, which is still ongoing as of the date of this report. As of December 31, 2018, no transactions have taken place

Effective March 1, 2018 (and since March 1, 2017) Mount Tam rents office space at 7250 Redwood Blvd, Suite 300, Novato, CA 94945. The rental agreement expires August 31, 2018, with a monthly lease payment of $1,055. The Company believes that its facilities are sufficient to meet its current needs and the Company will look for suitable additional space as and when needed.

Prior to December 1, 2018, Mount Tam rented office space at 7250 Redwood Blvd, Suite 300, Novato, CA 94945. The rental agreement expired November 30, 2018.

Effective December 1, 2018, Mount Tam rents office space at 106 Main Street, Suite 4E, Burlington, VT 05401. The rental agreement expires November 30, 2019. The Company believes that its facilities are sufficient to meet its current needs and the Company will look for suitable additional space as and when needed.

Note 8 – Sale of Subsidiary

On October 18, 2018, the “Company” and Mount Tam Biotechnologies, Inc., a Delaware corporation, its wholly-owned subsidiary (“Mount Tam Delaware”), entered into a stock purchase agreement (the “SPA”) with ARJ Consulting, LLC, a New York limited liability company (the “Buyer”), pursuant to which the Company sold 100% of the capital stock in and of Mount Tam Delaware to the Buyer (the “Sale Transaction”). Prior to the Sale Transaction, the Company caused Mount Tam Delaware to transfer certain assets, including the Buck Institute License Agreement, that Mount Tam Delaware was holding to another wholly-owned subsidiary of the Company, Mount Tam Therapeutics, Inc., a newly formed Delaware corporation. At the time of the Sale Transaction Mount Tam Delaware possessed certain Net Operating Losses and tax credits. Pursuant to the terms of the SPA, the Buyer purchased Mount Tam for a purchase price of $410,000, the Company recorded $332,801 as other income after netting of expenses.

Note 9 – Related Party Transactions

Pursuant to our agreements with the Buck Institute and with our Chairman of the Board Brian Kennedy (Professor and Principal Investigator at the Buck Institute), the Buck Institute is deemed a related party. Please see Note 7, Commitments and Contingencies, for discussion of our liabilities and obligations with the Buck Institute. As December 31, 2018 and 2017, the Company expensed $48,433 and $63,444, respectively, for the services provided by Buck Institute, respectively. As of December 31, 2018 and 2017 the Company owed to the Buck Institute 0 and 0 shares, respectively, as a result of the Share Exchange transaction and subsequent issuances of common stock. In December 2018, the Company issued 110,000 shares of common stock to the Buck Institute which was treated as issued for service for the year ended December 31, 2018 and was valued at $6,120. In December 2017, the Company issued 435,256 shares of common stock to the Buck Institute, out of which 192,983 shares were related to prior year stock to be issued and the balance shares was treated as issued for service for the year ended December 31, 2017 and was valued at $42,712. As of December 31, 2018 and 2017 our accounts payable balance to Buck Institute was $609 and $18,235, respectively.

See Notes 5 for a description of the loans the Company received from 0851229 BC Ltd and Fromar, both are deemed a related party as a result of owning more than 10% of the Company's common stock.

See Notes 5 for a description of the loans the Company received from of Climate Change Investigation, Innovation and Investment, LLC (“CC3I”), which is deemed a related party as a result of owning more than 10% of the Company's common stock.

Note 10 – Subsequent Events

On March 4, 2019, Mount Tam Biotechnologies, Inc. (the “Company”), and Climate Change Investigation, Innovation and Investment Company, LLC, a California limited liability company (the “Lender”) entered into an arrangement whereby Lender will lend the Company $40,000 pursuant to the terms of a convertible promissory note (the “Note”).  The Note bears interest at a rate of 8.0% per annum and has a maturity date of August 31, 2019.  The Manager of Lender, James Farrell, is a director and shareholder of the Company.  Pursuant to the requirements of the Nevada Revised Statutes, the disinterested members of the Company’s board of directors approved the transaction with Lender.

The Note is secured by that certain Security Agreement dated September 20, 2018 between the Company and the Lender (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 26, 2018) (the “Security Agreement”) pursuant to which the Company and the Lender agreed that all amounts, liabilities and obligations owed by the Company to the Lender are secured by a security interest in all assets of the Company on the terms and conditions set forth in the Security Agreement.  The security interest granted to the Lender is subject to certain permitted security interests, specifically those interests previously granted to (i) 0851229 BC, Ltd. (“BC”) pursuant to an amended and restated security agreement dated as of June 14, 2016 (included as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 15, 2016) (the “BC Security Interest”) and (ii) Fromar Investments, LP (“Fromar”) pursuant to a security agreement dated as of March 5, 2018 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 12, 2018) (the “Fromar Security Interest”).

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

Effective upon a complete funding of the entire principal amount of $40,000, the Company agreed to issue to the Lender 80,000 shares of its common stock.  The Company agreed to issue to the Lender an additional 80,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Note, but on or before August 31, 2019, or (ii) received a binding term sheet or other similar binding agreement pertaining to a licensing transaction with a company that operates in the pharmaceutical and/or biotech industries that will provide for at least $40,000 in upfront payments to the Company on or before August 31, 2019, as well as milestones and royalties for TAM-01, TAM-3, or for any follow-on compounds of the Company (a “Licensing Transaction”) on or before August 31, 2019.  The Company agreed to issue to the Lender an additional 60,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Note, but on or before September 30, 2019, or (ii) received a binding term sheet or other similar binding agreement for a Licensing Transaction on or before September 30, 2019.

Amendments to Existing Notes, New Promissory Note

On March 31, 2019, the Company entered into an amendment (the “First Note Amendment”) to that certain Convertible Promissory Note with Fromar Investments, LP originally dated March 5, 2018 and subsequently amended on September 24, 2018, on November 14, 2018, and again on December 31, 2018 (the “March 2018 Note”), whereby the maturity date of the March 2018 Note was extended to June 30, 2019. All other provisions of the March 2018 Note, as amended and as disclosed on the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2018, remain in full force and effect.

Also on March 31, 2019, the Company entered into an amendment (the “Second Note Amendment”) to that certain Amended and Restated Convertible Promissory Note with 0851229 BC, Ltd. originally dated June 13, 2016 and subsequently amended on March 5, 2018, and on September 24, 2018, and on November 14, 2018, and again on December 31, 2018 (the “June 2016 Note”), whereby the maturity date of the June 2016 Note was extended to June 30, 2019. All other provisions of the June 2016 Note, as amended and as disclosed on the Company’s Current Report on Form 8-K filed with the Commission on June 15, 2016, remain in full force and effect.

Effective March 8, 2019, The Company entered into a promissory note with Fromar Investments, LP., for $80,000, with a maturity date of September 30, 2019, at an interest rate of 8%.   The Company received $40,000 on March 8, 2019, and an additional $40,000 on March 14, 2019.  This note is unsecured.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of December 31, 2018:

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

ITEM 9B. Other Information.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of the current directors and executive officers:

Name	Age	Positions Held
Brian Kennedy	52	Chairman of the Board
Richard Marshak	60	Chief Executive Officer, Director
Timothy Powers, Ph.D. Jim Farrell	53 63	Director (terminated September 5, 2018) Director
Chester Aldridge	45	Director
James P. Stapleton	55	Chief Financial Officer, Treasurer and Secretary

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

Effective February 8, 2016 Dr. Timothy Powers resigned as Chief Executive Officer of the Company. There were no disagreements between Dr. Powers and the Company on any matter relating to the Company's operations, policies or practices that resulted in his resignation. Dr. Powers will remain a member of the Company's Board of Directors. Effective May 1, 2016, Dr. Powers was appointed the Chief Scientific Officer.  Mr. Powers was terminated for cause effective September 5, 2018, and resigned as a Director.

James Farrell is a director of the Company.  Mr. Farrell is a successful strategist, innovator, entrepreneur and investor across a number of fields from bio-pharma to medical equipment to groundbreaking food and energy innovations.  He graduated from Cornell University with Bachelor’s and Masters degrees in Bio-Agricultural Engineer (B.S. in 1977 and M.Eng. in 1979), and also received a Masters of Business Administration (MBA) from Harvard in 1985.  Mr. Farrell worked for several years at McKinsey & Company as a Senior Engagement Manager focused on Strategy Development and Implementation.  He has owned and participated in multiple businesses from inception through company sale, with first-hand experience in all company stages from start-up to rapid growth to positioning for and executing liquidity events.  Mr. Farrell has been retired since June 2013 and, since that time, has been actively managing his various business investments.

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

As of the date of this Report, our Board was comprised of Brian Kennedy, Richard Marshak, Chester Aldridge and Jim Farrell, none of whom is an independent director. We look to our directors to guide us through our next phase as a public company and to continue and manage our growth. Our directors bring leadership experience from a variety of corporate, technology and professional backgrounds which we require to continue to grow and to add shareholder value.

No interlocking relationship exists between the Board and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Section 16 Compliance

The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act; therefore, this item is not applicable.

ITEM 11. Executive Compensation.

The following table sets forth all compensation paid in respect of our principal executive officer and principal financial officer for the years ended December 31, 2018 and 2017. No other officer of the Company or Mount Tam received compensation in excess of $100,000 for the last two completed fiscal years.

EXECUTIVE COMPENSATION

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Timothy Powers (1)(2)	2018	54,706	-	-	-	-	11,891	66,597
	2017	136,333	-	-	-	-	13,079	149,412
Richard Marshak (3)	2018	265,706	-	-	642,027	-	-	907,733
	2017	265,385	-	-	-	-	-	265.385
James P. Stapleton(4)	2018	158,227	-	-	118,603	-	-	276,830
	2016	154,807	-	-	-	-	-	154,807

(1)Appointed CEO on August 13, 2015, resigned on February 8, 2016. Chief Scientific Officer May 2016 to September 2018. 2017 includes accrued payroll paid for prior years.

(2)Mr. Powers was reimbursed for his medical insurance expenses.

(3)Appointed on March 29, 2016.

(4)Appointed on May 2, 2016.

The dollar amounts of the option awards for the name executive officers above are the vested grant date fair value of the option awards. Please refer to Note 6 to our audited financial statements, included in this Report, for further information about our calculation of those amounts, which we based on the reported closing market price of our common stock on the date we granted the options. Mr. Marshak's and Mr. Stapleton's options vest 50% on the date of the grant, 25% twelve months after the grant date, and 25% twenty-four months after the grant date.

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

In May 2016 Mr. Powers became the Company's Chief Scientific Officer. Mr. Powers was terminated effective September 5, 2018.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of April 4, 2019, with respect to the beneficial ownership of any outstanding common stock by (i) any holder of more than 5%, (ii) each of our named executive officers and directors, and (iii) our directors and officers as a group. Unless otherwise indicated, the business address of each person listed is in care of the Company, 106 Main Street, Suite 4E, Burlington, VT 05401. The percentages in the table has been calculated on the basis of treating all shares of common stock outstanding for a particular person, all shares of common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options which are exercisable within 60 days of that date.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned
Chester Aldridge (2)	3,108,333	5.6%
James Farrell (4)	8,292,822	14.9%
Brian Kennedy	-	0%
David R. Wells	-	0%
Richard Marshak	-	0%
James Stapleton	-	0%
All directors and officers as a group (5 persons)	11,401,155	20.8%

Principal Stockholders
Doug Froese (3)	16,060,000	28.8%

(1)Based on 55,710,702 shares of common stock outstanding on April 4, 2019.

(2)Mr. Aldridge is deemed the beneficial owner of shares of common stock and has sole or shared power to vote or to direct the vote and to dispose or direct disposition of these shares, which includes: (i) 2,808,333 shares of common stock held by Mr. Aldridge, (ii) 200,000 shares of common stock held by Bobby Aldridge, and (iii) 100,000 shares of common stock held by Joe Aldridge.

(3)Mr. Froese is deemed the beneficial owner of shares of common stock and has sole or shared power to vote or to direct the vote and to dispose or direct disposition of these shares, which includes: (i) 1,500,000 shares of common stock held by Mr. Froese, (ii) 2,900,000 shares of common stock held by 0851229 BC LTD, (iii) 1,750,000 shares of common stock held by 0797288 BC LTD, (iv) 1,750,000 shares of common stock held by Fromac Developments LTD, (v) 1,700,000 shares of common stock held by Compass Point Ventures LTD, (vi) 1,600,000 shares of common stock held by 0767182 BC LTD, (vii) 1,210,000 shares of common stock held by 0742949 BC LTD, (viii) 1,000,000 shares of common stock held by IC Projects LP,(ix) 650,000 shares of common stock held by Larry Wiebe, and (x) 2,000,000 shares of common stock held by Fromar.

(4)Mr. Farrell owns Climate Change Investigation, Innovation and Investment, LLC (“CC3I”), and is deemed the beneficial owner of shares of common stock and has sole or shared power to vote or to direct the vote and to dispose or direct disposition of these shares, which includes: (i) 166,667 shares of common stock held by Jake Farrell, and (ii) 166,667 shares of common stock held by Patrick Rawlings.

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

The Company entered into the loans described in this Annual Report on Form 10-K with 0851229 BC Ltd., Fromar, and CC3I (the "Lenders"). The Lenders are deemed a related party as a result of owning more than 10% of the Company's common stock.  Loans with 0851229 BC Ltd. were consolidated into a Secured Note which amends, restates and modifies the terms of the such prior loans to the terms set forth in the Secured Note and contains other terms and conditions as described in the Company's Current Report on Form 8-K filed on March 31, 2016.

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

ITEM 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2018, and December 31, 2017, for professional services rendered by RBSM LLP, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit Fees and Audit Related Fees	$72,500	$72,500
Tax Fees	-	-
All Other Fees	-	-
Total	$72,500	$72,500

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

3.1	Articles of Incorporation incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed November 1, 2013.

3.2	Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed November 1, 2013.

3.3	Amendment to the Bylaws of the Company incorporated by reference to Exhibit 3.3 to the Company's Form 8-K filed August 19, 2015.

3.4	Articles of Merger dated August 19, 2015, incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed September 1, 2015.

3.5	Certificate of Amendment to Articles of Incorporation dated May 31, 2018, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 1, 2018.

4.1	Mount Tam Biotechnologies, Inc. 2016 Stock-Based Compensation Plan, incorporated by reference to Exhibit A to our Information Statement filed on July 11, 2016.

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

10.5	Cancellation and Transfer Agreement dated August 13, 2015 by and among the Company and Ramon Tejeda, incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed August 19, 2015.

10.6	Amended and Restated Employment Agreement of Richard Marshak, incorporated by reference to Exhibit 10.4 to our Form 8-K filed with the SEC on March 31, 2016.

10.7	Employment Agreement of James Stapleton, incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on April 26, 2016.

10.8	Amended and Restated Secured Convertible Promissory Note, incorporated by reference to Exhibit 99.1 to our Form 8-K filed with the SEC on June 15, 2016.

10.9	Amended and Restated Security Agreement, incorporated by reference to Exhibit 99.2 to our Form 8-K filed with the SEC on June 15, 2016.

10.10	Amended Letter Agreement, incorporated by reference to Exhibit 99.3 to our Form 8-K filed with the SEC on June 15, 2016.

10.11	Amendment No. 3 to Research and Collaboration and License Agreement with Buck Institute, incorporated by reference to Exhibit 99.1 to our Form 8-K filed with the SEC on July 22, 2016.

10.12	Convertible Promissory Note, dated April 6, 2018, incorporated by reference to 10.1 to our Form 8-K filed with the SEC on April 12, 2018.

10.13	Security Agreement, dated April 6, 2018, incorporated by reference to 10.2 to our Form 8-K filed with the SEC on April 12, 2018.

10.14	Amendment to Amended and Restated Promissory Note, dated April 6, 2018, incorporated by reference to 10.3 to our Form 8-K filed with the SEC on April 12, 2018.

10.15	Convertible Promissory Note, dated September 20, 2018, incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on September 26, 2018.

10.16	Security Agreement, dated September 20, 2018, incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on September 26, 2018.

10.17	Intercreditor Agreement, dated September 18, 2018, incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on September 26, 2018.

10.18	Amendment to Convertible Promissory Note, dated September 24, 2018, incorporated by reference to Exhibit 10.4 to our Form 8-K filed with the SEC on September 26, 2018.

10.19	Second Amendment to Amended and Restated Convertible Promissory Note, dated September 24, 2018, incorporated by reference to Exhibit 10.5 to our Form 8-K filed with the SEC on September 26, 2018.

10.20	Stock Purchase Agreement, dated October 18, 2018, incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed with the SEC on October 24, 2018.

10.21	Second Amendment to Convertible Promissory Note, dated November 14, 2018, incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on November 20, 2018.

10.22	Third Amendment to Amended and Restated Convertible Promissory Note, dated November 14, 2018, incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on November 20, 2018.

10.23	Third Amendment to Convertible Promissory Note, dated December 31, 2018, incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on January 7, 2019.

10.24	Fourth Amendment to Amended and Restated Convertible Promissory Note, dated December 31, 2018, incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on January 7, 2019.

10.25	Convertible Promissory Note, dated March 4, 2019, incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on March 7, 2019.

10.26	First Amendment to Intercreditor Agreement, dated March 4, 2019, incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on March 7, 2019.

10.27	Fourth Amendment to Convertible Promissory Note, dated March 31, 2019, incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on April 2, 2019.

10.28	Fourth Amendment to Amended and Restated Convertible Promissory Note, dated March 31, 2019, incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on April 2, 2019.

21.1	Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

ITEM 16.FORM 10-K SUMMARY

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16.  The Company has elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNT TAM BIOTECHNOLOGIES, INC.

Dated: April 15, 2019	By:	/s/ Richard Marshak
	Name:	Richard Marshak
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: April 15, 2019	By:	/s/ James P. Stapleton
	Name:	James P. Stapleton
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Richard Marshak	Chief Executive Officer and Director	April 15, 2019
Richard Marshak	(Principal Executive Officer)

/s/ James P. Stapleton	Chief Financial Officer	April 15, 2019
James P. Stapleton	(Principal Financial Officer)

/s/ Brian Kennedy	Chairman of the Board of Directors	April 15, 2019
Brian Kennedy

/s/ James Farrell	Director	April 15, 2019
James Farrell

/s/ Chester Aldridge	Director	April 15, 2019
Chester Aldridge