Form 10-Q
period 2019-03-31
Mount TAM Biotechnologies, Inc.
filed 2019-05-20
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number 333-192060

Mount Tam Biotechnologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-3797537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 Main Street, #4E, Burlington, VT	05401
(Address of principal executive offices)	(Zip Code)

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

As of May 16, 2019, the issuer had 55,710,702 shares of its common stock, $0.0001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
Assets	Unaudited
Assets
Cash and cash equivalents	$ 34,024	$ 57,641
Prepaid expense	23,147	4,677
Total Current Assets	57,171	62,318
Other Assets
Deposit	-	2,046

Total Assets	$ 57,171	$ 64,364

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$ 904,848	$ 851,015
Accounts payable and accrued liabilities- related parties	609	609
Notes payable	36,807	17,500
Convertible debenture, net of unamortized debt discount	1,444,286	1,314,989
Total Current Liabilities	2,386,550	2,184,113

Total Liabilities	2,386,550	2,184,113

Stockholders’ Deficit
Common stock, $0.0001 par value; 500,000,000 shares authorized; 55,710,702 and 55,630,702 shares issued and outstanding	5,571	5,563
Stock subscription payable	(45)	(45)
Stock to be issued	76	-
Additional paid in capital	7,049,454	6,852,327
Accumulated deficit	(9,384,434)	(8,977,593)
Total Stockholders’ Deficit	(2,329,378)	(2,119,749)
Total Liabilities and Stockholders’ Deficit	$ 57,172	$ 64,364

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018
Revenue	$ -	$ -

Cost of Goods Sold	-	-

Gross Profit	-	-

Operating Expenses
Research and development	46,912	162,008
General and administrative	331,653	418,617
Total operating expenses	378,565	580,625

Operating loss	(378,565)	(580,625)

Other Income/(Expense)
Other income	174	-
Interest expense	(17,632)	(6,464)
Amortization of debt discount	(10,818)	(31,383)
Total other expense	(28,276)	(37,847)

Loss from operations before Taxes	(406,841)	(618,472)

Provision for income taxes	-	-

Net loss	$ (406,841)	$ (618,472)

Net loss per share – basic and diluted	$ (0.01)	$ (0.01)

Weighted average common shares – basic and diluted	55,632,481	53,320,702

See accompanying notes to these unaudited condensed consolidated financial statements

Mount TAM Biotechnologies, Inc.
Consolidated Statement of Stockholders' Deficit

	Common stock		Additional Paid in	Stock to be issued	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Capital		Subscription	Deficit	Deficit
Balance as of December 31, 2017	53,320,702	$ 5,332	$ 5,579,978	$ 0	($45)	($7,149,803)	$ (1,564,538)
Shares issued for note payment	2,000,000	200	121,200	-	-	-	121,400
Beneficial conversion feature on the convertible note	-	-	158,750	-	-	-	158,750
Shares issued to Buck	110,000	11	6,109		-	-	6,120
Shares issued to CC3I as beneficial conversion feature on the convertible note	200,000	20	5,380				5,400
Fair value of options	-	-	980,909	-	-	-	980,909
Net loss	-	-	-	-	-	(1,827,790)	(1,827,790)
Balance as of December 31, 2018	55,630,702	$ 5,563	$ 6,852,326	($0)	($45)	($8,977,593)	$ (2,119,749)
Shares issued to CC3I as beneficial conversion feature on the convertible note	80,000	8	1,512	-	-	-	1,520
Shares to be issued to Buck	-	-	-	76			76
Fair value of options			195,616				195,616
Net loss						(406,841)	(406,841)
Balance as of March 31, 2019	55,710,702	$ 5,570	$ 7,049,454	$ 76	($45)	($9,384,434)	$ (2,329,378)

Balance as of December 31, 2017	53,320,702	$ 5,332	$ 5,579,978	$ 0	($45)	($7,149,803)	$ (1,564,538)
Fair value of options	-	-	242,106	-	-	-	242,106
Beneficial conversion feature on the convertible note	-	-	71,250	-	-	-	71,250
Net loss	-	-	-	-	-	(618,473)	(618,473)
Balance as of March 31, 2018	53,320,702	$ 5,332	$ 5,893,335	$ 0	($45)	($7,768,276)	($1,869,654)

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$ (406,841)	$ (618,472)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of options	195,616	242,107
Stock based compensation	76	-
Amortization of debt discount	10,818	31,383
Amortization of prepaid expenses	5,631	5,293
Changes in operating assets and liabilities:
Prepaid expense	(22,288)	(3,600)
Deposits	2,046	-
Accounts payable and accrued liabilities	53,833	84,774
Net cash used in operating activities	(161,110)	(258,515)

Cash Flows from Financing Activities
Proceed from loans	139,306	285,000
Issuance of common stock related to loans	-	-
Payment of loans	(1,813)	(1,756)
Net cash provided by financing activities	137,493	283,244

Net (decrease) increase in cash	(23,617)	24,729

Cash, beginning of period	57,641	46,082

Cash, end of period	$ 34,024	$ 70,811

Supplemental disclosures of cash flow information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

Non-cash investing and financing activities:
Debt discount due to beneficial conversion featute on note	$ 285,550	$ 71,250
Loan received shown as prepaid expenses	$ -	$ 17,561

See accompanying notes to these unaudited condensed consolidated financial statements

Mount TAM Biotechnologies, Inc.

Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2019

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

Note 2 – Summary of Significant Accounting Policies

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2018 are applied consistently in these interim condensed consolidated condensed financial statements.

Basis of Presentation

The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States. All intercompany accounts have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2019 have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position as of March 31, 2019, the Company’s results of operation, stockholders’ deficit and the cash flows for the three months ended March 31, 2019. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K filed on April 15, 2019. The December 31, 2018 condensed consolidated balance sheet data was derived from the audited financial statements included in the Form 10-K filed on April 15, 2019. The financial statements and notes are representations of the Company's management ("Management") and its board of directors (the "Board of Directors"), who are responsible for their integrity and objectivity.

Results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019 or any other future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amount on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and it does not believe it is exposed to any significant credit risk. As of March 31, 2019 and December 31, 2018 the Company had cash and cash equivalents of $34,024 and $57,641, respectively.  Cash balances held in financial institution are below the federally insured limits.

Research and Development costs

The Company follows Accounting Standards Codification Subtopic (“ASC”) 730-10, “Research and Development,” in which research and development costs are charged to the statement of operations as incurred. During the three months ended March 31, 2019 and 2018 the Company incurred $46,912 and $162,008, respectively of expenses related to research and development costs.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. The Company had potentially dilutive securities totaling approximately 6,354,616 as of March 31, 2019.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities include the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Accounts payable	$381,186	$393,956
Accounts payable to related parties	609	609
Accrued legal fees	92,902	94,548
Accrued interest	110,368	92,816
Accrued salary	250,292	199,595
Other current liabilities	70,100	70,100
Total accounts payable and accrued expenses	$905,456	$851,624

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

For the three months ended March 31, 2019 the Company has determined that there we no assets or liabilities measured at fair value on a recurring basis.

The Company believes the carrying amounts of cash and cash equivalents, other current assets, accounts payable, accrued expenses salaries, wages and payroll taxes, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no significant operating history and had a cumulative net loss from inception (August 13, 2014) to March 31, 2019 of $9,384,436. The Company has a working capital deficit of $2,329,379 as of March 31, 2019. Since inception, the Company has been funded through debt and equity financings. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The Company believes its cash resources are insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization of its product candidates. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through borrowing and sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Since its inception, the Company has funded its operations primarily through debt financings and equity financings, and it expects that it will continue to fund its operations through a mix of equity and debt financings.  If the Company secures additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  The Company also expects to pursue non-dilutive financing sources. However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which provides clarification on implementation issues associated with adopting ASU 2016-02. The implementation issues noted in ASU 2019-01 include determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. Refer to the discussion of ASU 2016-02 below for the impact on our financial position, results of operations, cash flows, or presentation thereof. In February 2016, FASB issued an update 2016-02 and created Topic 842, Leases. Topic 842 effects any entity that enters into a lease arrangement with another person. The guidance in this update supersedes Topic 840. The main difference between previous GAAP and Topic 842 is the recognition of accounting policies for leases classified as operating leases under previous GAAP. The amendments in this update for public business entities that file with the Securities and Exchange Commission are effective for fiscal years beginning after Dec. 15, 2018 and the interim periods within that year with early application permitted for all entities. The Company is adopting the lease accounting model as described in Topic 842 for the fiscal year begins on January 1, 2019. The Company has no long-term operating leases and thus the adoption of ASC 842 had no impact on the condensed consolidated financial statements.

Recent Accounting Pronouncements Issued But Not Adopted as of March 31, 2019

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 addresses the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of operations and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted.  Adoption of ASU 2016-02 won’t have a material impact on the Company's consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. The Company adopted this guidance on January 1, 2019. The Company had no impact, by the adoption of ASU 2014-15

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, we expect to adopt this guidance on January 1, 2018. The Company has not yet determined its approach to adoption or the impact the adoption of this guidance will have on its financial position, results of operations or cash flows, if any.  Adoption of ASU 2014-09 won’t have a material impact on the Company's consolidated financial statements.

In the second quarter of 2014, the FASB issued guidance applicable to revenue recognition that will be effective for the Company for the year ending December 31, 2018. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance applies a more principles-based approach to recognizing revenue. The Company expects to adopt this new guidance in the first quarter of 2018 using the modified retrospective method. The adoption didn’t have a material effect on the Company's financial statements. The Company hasn’t recorded/earned revenue since inception. The Company's potential future revenues could be derived primarily from license and collaboration agreements. The consideration the Company is eligible to receive under these agreements could include upfront payments, research and development funding, milestone payments, and royalties. Each collaboration agreement is unique and will need to be assessed separately under the five-step process under the new standard. The new guidance differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments. Under the current accounting policy, the Company recognizes milestone revenue using the milestone method specified in ASC 605-28, which generally results in the recognition of the milestone payment as revenue in the period that the milestone is achieved. However, under the new accounting standard, it is possible to start to recognize milestone revenue before the milestone is achieved, subject to management's assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

As a result of the Share Exchange, the Company assumed an obligation to a former note holder in the amount of $17,500. The unsecured promissory note in the amount of $15,000 is to an unrelated party. Pursuant to the terms of the note, the note is interest bearing at 3.5% and is due on demand. As of March 31, 2019, the Company has accrued interest of $2,898. Another unsecured promissory note is of $2,500 to an unrelated party. Pursuant to the terms of the note, the note is non-interest$ bearing and is due on demand. The Company is currently assessing how to revise the terms of this note.

On February 22, 2019, the Company borrowed $21,038 from INS Group (the "Lender") through a note bearing 8.3% interest with a maturity date of December 22, 2019 for the director and officer’s insurance. Balance payable as of March 31, 2019 is $18,935.

Note 4 – Convertible Notes

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

The initial fair value of the beneficial conversion feature of the note on the date of issuance was determined to be $8,750 and $18,750 for the year ended December 31, 2018 and 2017. The value of beneficial conversion feature is being amortized over the life of the loan. The unamortized debt discount as of December 31, 2018 and 2017 is $0 and $16,595 respectively. For the three months ended March 31, 2019 and 2018 the Company amortized the debt discount of $0 and $25,345 respectively

Pursuant to the terms of the amended Note dated June 14, 2016, if the Company issues capital stock or any security convertible into or exercisable for its capital stock in a transaction, the primary purpose of which is to raise capital (a “Financing”), lender may convert all or any portion of the outstanding principal amount and accrued and unpaid interest into the same securities issued by the Company in the Financing (the “Financing Securities”) at a conversion price equal to eighty percent (80%) of the price per Financing Securities paid by the other investors in the Financing. If the Company consummates a Qualified Financing (as hereinafter defined) then the outstanding principal amount and all accrued and unpaid interest shall automatically convert into the same securities issued to investors in the Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to eighty percent (80%) of the price per Qualified Financing Securities paid by the other investors in the Qualified Financing. A “Qualified Financing” means a Financing which results in gross proceeds to the Company, in one or a series of related transactions, of at least $2,000,000 (including the aggregate amount of indebtedness converted into equity securities in such Financing), in which either (i) the investor leading negotiations with the Company is a bona fide institutional investor or (ii) the investor leading negotiations with the Company is not a bona fide institutional investor but the Financing includes commercially reasonable customary terms and conditions for an equity financing of an early-stage biopharmaceutical company.

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

As of March 31, 2019, the Company had principal outstanding on this Secured Note of $728,004 and accrued interest of $63,020. Total interest expenses for the three months ended March 31, 2019 and 2018 was $5,266 and $5,197, respectively.

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

As of March 31, 2019, the Company had principal outstanding on this Secured Note of $500,000 and accrued interest of $39,699. Total interest expenses for the three months ended March 31, 2019 and 2018 was $9,644 and $1,079, respectively.

As of March 31, 2019, the Company had principal outstanding on the March 2019 Promissory Note of $80,000 and accrued interest of $351. Total interest expenses for the $80,000 Note for the three months ended March 31, 2019 and 2018 was $351 and $0, respectively.

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

Effective upon a complete funding of the entire principal amount of $100,000, the Company agreed to issue to CC3I 200,000 shares of its common stock, which were valued at the time of the Note at a fair market value of $5,400.  The Company agreed to issue to CC3I an additional 200,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Note, but on or before January 1, 2019, or (ii) received a binding term sheet or other similar binding agreement pertaining to a licensing transaction with a company that operates in the pharmaceutical and/or biotech industries that will provide for at least $500,000 in upfront payments to the Company on or before January 1, 2019, as well as milestones and royalties for TAM-01, TAM-3, or for any follow-on compounds of the Company (a “Licensing Transaction”) on or before January 1, 2019.  The Company agreed to issue to CC3I an additional 600,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Note, but on or before April 30, 2019, or (ii) received a binding term sheet or other similar binding agreement for a Licensing Transaction on or before April 30, 2019. As of December 31, 2018, the binding term clause requiring to issue additional shares was waived by the note holder. The Company is not under obligation to issue any additional shares under this clause.

On March 4, 2019, the Company and CC3I (the “Lender”) entered into an arrangement whereby Lender will lend the Company $40,000 pursuant to the terms of a convertible promissory note (the “Note”).  The Note bears interest at a rate of 8.0% per annum and has a maturity date of August 31, 2019.  The Manager of Lender, James Farrell, is a director and shareholder of the Company.  Pursuant to the requirements of the Nevada Revised Statutes, the disinterested members of the Company’s board of directors approved the transaction with Lender.

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

Pursuant to the terms of the Note, if the Company issues capital stock or any security convertible into or exercisable for its capital stock in a transaction, the primary purpose of which is to raise capital (a “Financing”), the Lender may convert all or any portion of the outstanding principal amount and accrued and unpaid interest into the same securities issued by the Company in the Financing (the “Financing Securities”) at a conversion price equal to eighty percent (80%) of the price per Financing Securities paid by the other investors in the Financing. If the Company consummates a Qualified Financing (as hereinafter defined) then the outstanding principal amount and all accrued and unpaid interest shall automatically convert into the same securities issued to investors in the Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to eighty percent (80%) of the price per Qualified Financing Securities paid by the other investors in the Qualified Financing. A “Qualified Financing” means a Financing which results in gross proceeds to the Company, in one or a series of related transactions, of at least $2,000,000 (including the aggregate amount of indebtedness converted into equity securities in such Financing), in which either (i) the investor leading negotiations with the Company is a bona fide institutional investor or (ii) the investor leading negotiations with the Company is not a bona fide institutional investor but the Financing includes commercially reasonable customary terms and conditions for an equity financing of an early-stage biopharmaceutical company. In April 2019, CC3I waived the conversion rights on this note.

Effective upon a complete funding of the entire principal amount of $40,000, the Company agreed to issue to the Lender 80,000 shares of its common stock, which were issued in March 2019, which were valued at a fair market value of $1,520 and recorded as beneficial conversion feature. The Company agreed to issue to the Lender an additional 80,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Note, but on or before August 31, 2019, or (ii) received a binding term sheet or other similar binding agreement pertaining to a licensing transaction with a company that operates in the pharmaceutical and/or biotech industries that will provide for at least $40,000 in upfront payments to the Company on or before August 31, 2019, as well as milestones and royalties for TAM-01, TAM-3, or for any follow-on compounds of the Company (a “Licensing Transaction”) on or before August 31, 2019.  The Company agreed to issue to the Lender an additional 60,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Note, but on or before September 30, 2019, or (ii) received a binding term sheet or other similar binding agreement for a Licensing Transaction on or before September 30, 2019. As of March 31, 2019, the binding term clause requiring to issue additional shares was waived by the note holder. The Company is not under obligation to issue any additional shares under this clause.

As of December 31, 2018, the Company had principal outstanding on the CC3I Note of $100,000 and accrued interest of $2,236.

As of March 31, 2019, the Company had principal outstanding on this Secured Note of $100,000 and accrued interest of $4,164. Total interest expenses for the three months ended March 31, 2019 and 2018 was $1,928 and $0, respectively.

As of March 31, 2019, the Company had principal outstanding on this Secured Note of $40,000 and accrued interest of $237. Total interest expenses for the three months ended March 31, 2019 and 2018 was $237 and $0, respectively.

For the three months ended March 31, 2019 and 2018, the Company amortized the debt discount of $10,818 and $25,345, respectively. The unamortized debt discount as of March 31, 2019 and December 31, 2018 is $3,719 and $13,017 respectively.

Note 5 – Capital Stock

Common Stock

The Company has authority to issue up to 500,000,000 shares, par value $0.0001 per share. The Majority of shareholders approved an increase in the authorized number of shares from 100,000,000 to 200,000,000 in May, 2018, and from 200,000,000 to 500,000,000 in December 2018. As of March 31, 2019, there were 55,710,702 shares of the Company's common stock issued and outstanding.

Mount Tam has an agreement with The Buck Institute as further detailed in Note 7 to maintain a certain common stock equity interest in the Company. As of March 31, 2019 and December 31, 2018 the Company owed to the Buck Institute 4,000 and 0 shares respectively, as a result of the Share Exchange and subsequent issuances of common stock. For the three months ended March 31, 2019 the Company needs to issue 4,000 shares which were treated as issuable for services and valued at $76.

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

A summary of option activity under the 2016 Plan as of March 31, 2019, and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2018	10,690,000	$ 0.30	8.68
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Canceled	-	-	-
Balance outstanding at March 31, 2019	10,690,000	$ 0.30	8.43
Exercisable at March 31, 2019	5,345,000	$ 0.30	8.43

As of March 31, 2019, there was $888,456 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.43 years. Stock-based compensation expense related to vested options was $195,616 and $242,106 for the three months ended March 31, 2019 and 2018, respectively. The Company did not issue any stock option during the three months ended March 31, 2018, and the three months ended March 31, 2019.

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

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,009,616	$ 0.175	4.9	$ 176,683
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2019	1,009,616	$ 0.175	4.6	$ 176,683
Exercisable at March 31, 2019	1,009,616	$ 0.175	4.6	$ 176,683

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

In addition, the Company issued to Buck Institute that number of shares equal to 5% of the Company's total outstanding shares. Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of Common Stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of March 31, 2019, the Company has issued 2,754,272 shares of the Company's Common Stock to Buck Institute and committed to issue 4,000 shares of the Company Common stock as additional shares.

Milestone Event	Milestone Payment
Filing of an IND	$50,000
Completion of the first Phase I Clinical Trial of a Licensed Product	$250,000
Completion of the first Phase II Clinical Trial of a Licensed Product	$500,000
Completion of the first Phase III Clinical Trial of a Licensed Product	$1,000,000

As of March 31, 2019 none of the milestone events had yet been achieved.

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

Since 2016, The Company has a Research Collaboration and License Agreement between the Company and The Buck Institute.

Pursuant to this the Research Collaboration Term of the License Agreement is tolled until the Company can achieve a Qualified Financing (defined as any financing occurring after the date of the Amendment which results in gross proceeds to the Company of at least $2,000,000). Once a Qualified Financing has been achieved, the research collaboration efforts will resume, and will continue for a period of twenty-one months. The Company and The Buck Institute agreed to work together to determine a new research plan, specifying the research and development activities of both parties during the Extended Research Collaboration Term.

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

 .

On March 29, 2016, the Company and Dr. Richard Marshak entered into an Amended and Restated Employment Agreement (the "Marshak Employment Agreement"), which amends and restates the terms of the Employment Agreement dated as of March 22, 2016 by and between the Company and Dr. Marshak, and pursuant to which Dr. Marshak (i) continued his position as the Chief Executive Officer of the Company and (ii) is entitled to be appointed to the Company's Board of Directors promptly thereafter. The initial term of Dr. Marshak's employment expires on March 22, 2019 and thereafter, the Marshak Employment Agreement may be renewed for additional one year terms upon the mutual agreement of the parties, subject in each case to the termination provisions described therein. The Company and Dr. Marshak are negotiating an extension of the employment agreement.

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

The Company has engaged Young America Capital, LLC as the Placement Agent for a current private placement transaction and is entitled to a fee of between 2.0% and 8.0% of the offering price of the common shares sold to investors they source.  In addition, the Placement Agent will be issued a warrant granting the Placement Agent the right to purchase shares of common stock equal to 8.0% of the number of shares of common stock issued by the Company in the aforementioned offering, which is still ongoing as of the date of this report. As of March 31, 2019, no transactions have taken place

Prior to December 1, 2018, Mount Tam rented office space at 7250 Redwood Blvd, Suite 300, Novato, CA 94945. The rental agreement expired November 30, 2018.

Effective December 1, 2018, Mount Tam rents office space at 106 Main Street, Suite 4E, Burlington, VT 05401. The rental agreement expires November 30, 2019.  The Company believes that its facilities are sufficient to meet its current needs and the Company will look for suitable additional space as and when needed.

Note 8 – Sale of Subsidiary

On October 18, 2018, the “Company” and Mount Tam Biotechnologies, Inc., a Delaware corporation, its wholly-owned subsidiary (“Mount Tam Delaware”), entered into a stock purchase agreement (the “SPA”) with ARJ Consulting, LLC, a New York limited liability company (the “Buyer”), pursuant to which the Company sold 100% of the capital stock in and of Mount Tam Delaware to the Buyer (the “Sale Transaction”). Prior to the Sale Transaction, the Company caused Mount Tam Delaware to transfer certain assets, including the Buck Institute License Agreement, that Mount Tam Delaware was holding to another wholly-owned subsidiary of the Company, Mount Tam Therapeutics, Inc., a newly formed Delaware corporation. At the time of the Sale Transaction Mount Tam Delaware possessed certain Net Operating Losses and tax credits. Pursuant to the terms of the SPA, the Buyer purchased Mount Tam for a purchase price of $410,000, the Company recorded $332,801 as other income after netting of expenses for the year ended December 31, 2018.

Note 9 – Related Party Transactions

Pursuant to our agreements with the Buck Institute and with our Chairman of the Board Brian Kennedy (Professor and Principal Investigator at the Buck Institute), the Buck Institute is deemed a related party. Please see Note 7, Commitments and Contingencies, for discussion of our liabilities and obligations with the Buck Institute. During the three months ended March 31, 2019 and 2018, the Company expensed $0and $1,341, respectively, for the services provided by Buck Institute, respectively. As of March 31, 2018 the Company owed to the Buck Institute 0 shares, as a result of the Share Exchange transaction and subsequent issuances of common stock. As of March 31, 2019 the Company owed to the Buck Institute 4,000 shares, as a result of the $40,000 Note with CC3I.  For the three months ended March 31, 2018, the Company committed to issue 0 shares. For the three months ended March 31, 2019, the Company committed to issue 4,000 shares, which were treated as issued for service and valued at $76.   For both March 31, 2019 and December 31, 2018, our accounts payable balance to Buck Institute was $609.

In the year 2016, Buck Institute billed the Company for office space and administration services (Note 7).

See Note 4 for a description of the loans the Company received from 0851229 BC Ltd and Fromar, are deemed a related party as a result of owning more than 10% of the Company's common stock.

Note 10 – Subsequent Events

Line of Credit Agreement with Fromar Investments, LP

On May 10, 2019 the Company and Fromar Investments, LP (“Fromar”) entered into an arrangement whereby Fromar will lend the Company up to a maximum of $1,750,000 pursuant to the terms of a Line of Credit Agreement (the “Fromar LOC”) and a promissory note (the “Fromar Note”). The arrangement evidenced by the Fromar LOC and the Fromar Note is referred to herein as the “Fromar Loan”. By agreement of the parties, the Fromar Loan is effective as of May 1, 2019. The Fromar Loan is a non-revolving line of credit and amounts borrowed and then repaid may not be re-borrowed. The principal amounts advanced to the Company under the Fromar Loan bear interest at a fixed annual rate of eight percent (8.00%). The Fromar Loan has a maturity date of August 30, 2019, at which time all amounts advanced under the Fromar Loan, together with all accrued but unpaid interest thereon, are due and payable.

The Fromar Loan is secured by that certain Security Agreement dated effective May 1, 2019 between the Company and Fromar (the “Fromar Security Agreement”) pursuant to which the Company and Fromar agreed that all amounts, liabilities and obligations owed by the Company to Fromar are secured by a security interest in all assets of the Company on the terms and conditions set forth in the Fromar Security Agreement (the “Fromar Security Interest”).  The Fromar Security Interest is subject to certain permitted security interests, specifically including the CC3I Security Interest (as defined below).

By way of background, on or about June 14, 2016, the Company and 0851229 BC Ltd. (“BC”), an affiliate of Fromar, entered into that certain Amended and Restated Secured Convertible Promissory Note, which has been amended or otherwise modified on several different occasions (the “BC Note”) and a related security agreement securing the Company’s obligations under the BC Note, as previously disclosed on the Company’s Current Report on Form 8-K filed with the Commission on June 15, 2016. Further, on or about April 6, 2018, the Company and Fromar entered into that certain Convertible Promissory Note which has been amended or modified on several different occasions (the “2018 Fromar Note”) and a related security agreement securing the Company’s obligations under the 2018 Fromar Note, as previously disclosed on the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2018. Further, on or about March 4, 2019, the Company and Fromar entered into that certain Promissory Note in the principal amount of $80,000 (the “2019 Fromar Note”). The BC Note, the 2018 Fromar Note and the 2019 Fromar Note shall be referred to collectively herein as the “Prior Fromar Notes”. The Company is required to use the amounts advanced under the Fromar Loan to pay off the Prior Fromar Notes, as well as for general business purposes.  By virtue of the payment in full of the Prior Fromar Notes with funds advanced under the Fromar Loan, the Prior Fromar Notes and their related security agreements have been terminated effective as of May 1, 2019 with no early termination penalties incurred by the Company as a result.

Line of Credit Agreement with Climate Change Investigation, Innovation and Investment Company, LLC

Also on May 10, 2019, the Company and Climate Change Investigation, Innovation and Investment Company, LLC, a California limited liability company (“CC3I”) entered into an arrangement whereby CC3I will lend the Company up to a maximum of $350,000 pursuant to the terms of a Line of Credit Agreement (the “CC3I LOC”) and a promissory note (the “CC3I Note”). The arrangement evidenced by the CC3I LOC and the CC3I Note is referred to herein as the “CC3I Loan”. By agreement of the parties, the CC3I Loan is effective as of May 1, 2019. The CC3I Loan is a non-revolving line of credit and amounts borrowed and then repaid may not be re-borrowed. The principal amounts advanced to the Company under the CC3I Loan bear interest at a fixed annual rate of eight percent (8.00%). The CC3I Loan has a maturity date of August 30, 2019, at which time all amounts advanced under the CC3I Loan, together with all accrued but unpaid interest thereon, are due and payable. The Manager of CC3I, James Farrell, is a director and shareholder of the Company.  Pursuant to the requirements of the Nevada Revised Statutes, the disinterested members of the Company’s board of directors approved the transaction with CC3I.

The CC3I Loan is secured by that certain Security Agreement dated effective May 1, 2019 between the Company and CC3I (the “CC3I Security Agreement”) pursuant to which the Company and CC3I agreed that all amounts, liabilities and obligations owed by the Company to CC3I are secured by a security interest in all assets of the Company on the terms and conditions set forth in the CC3I Security Agreement (the “CC3I Security Interest”).  The CC3I Security Interest is subject to certain permitted security interests, specifically including the Fromar Security Interest.

By way of background, on or about September 20, 2018, the Company and CC3I entered into that certain Convertible Promissory Note (the “2018 CC3I Note”) and a related security agreement securing the Company’s obligations under the 2018 CC3I Note, as previously disclosed on the Company’s Current Report on Form 8-K filed with the Commission on September 26, 2018. Further, on or about March 4, 2019, the Company and CC3I entered into that certain Convertible Promissory Note (the “2019 CC3I Note”) and a related security agreement securing the Company’s obligations under the 2019 CC3I Note, as previously disclosed on the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2019. The 2018 CC3I Note and the 2019 CC3I Note shall be referred to collectively herein as the “Prior CC3I Notes”. The Company is required to use the amounts advanced under the CC3I Loan to pay off the Prior CC3I Notes, as well as for general business purposes.  By virtue of the payment in full of the Prior CC3I Notes with funds advanced under the CC3I Loan, the Prior CC3I Notes and their related security agreements have been terminated effective May 1, 2019 with no early termination penalties incurred by the Company as a result.

Intercreditor Agreement

In addition to the foregoing, on May 10, 2019 the Company entered into an Intercreditor Agreement with Fromar and CC3I (collectively, the “Creditors”), with an effective date of May 1, 2019 (the “2019 Intercreditor Agreement”), whereby the Fromar Security Interest and the CC3I Security Interest shall each rank pari passu with each other. Further, the Creditors each agreed to jointly exercise their respective rights under their respective security interests, and to jointly share in the amount realized from exercising such rights under their respective security interests in proportion to the amount of their respective debt with respect to which a default has occurred to the total debt of each of the Creditors with respect to which a default has occurred.

By way of background, the Company previously entered into an intercreditor agreement with Fromar, BC and CC3I with an effective date of September 18, 2018, as previously disclosed on the Company’s Current Report on Form 8-K filed with the Commission on September 26, 2018 (the “2018 Intercreditor Agreement”) which was subsequently amended to account for the addition of the 2019 CC3I Note. Effective May 1, 2019, the 2018 Intercreditor Agreement was terminated by agreement of the parties thereto with no early termination penalties incurred by the Company as a result.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the results of operations and financial condition of Mount Tam Biotechnologies, Inc. for the three months ended March 31, 2019, should be read in conjunction with the financial statements of Mount Tam Biotechnologies, Inc., and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as Mount Tam Biotechnologies plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the form 10-K filed on April 15, 2019. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Plan of Operations

As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of $406,841 for the three months ended March 31, 2019 and has an accumulated deficit of $9,384,436 as of March 31, 2019.

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of March 31, 2019, the Company had working capital deficit of $2,329,379 with cash balance of $34,024. Our cash decreased by $23,617 during the three months ended March 31, 2019.

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

Additionally, pursuant to the Amendment, the parties agreed to settle past research funding amounts owed by the Company to The Buck Institute. The Company agreed to pay $40,000 within ten days of the execution of the Amendment, and The Buck Institute agreed that once this amount is paid, the Company will be deemed to be in full compliance with the terms of the License Agreement, including its payment obligations. On July 19, 2016, the Company made the $40,000 payment to The Buck Institute.  In addition to the $40,000 payment, on June 13, 2016, the Company paid to The Buck Institute $11,706 in connection with costs incurred to further the Company's intellectual property position under the License Agreement. Pursuant to the above amendment The Buck Institute waived $274,247 of payable by the Company. In addition, the Company issued to Buck Institute 1,009,016 shares of common stock, which was the number of shares required to equal to 5% of the Company's total outstanding shares. Pursuant to the original License Agreement, and the Amendment, The Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of common stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of March 31, 2019, the Company has issued 2,644,272 shares of the Company's common stock to The Buck Institute and committed to issue 4,000 shares of the Company's common stock as additional shares.

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

Negative Operating Cash Flow

We reported negative cash flow from operations for the three months ended March 31, 2019 and 2018. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $34,024 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with high volatility in prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

For the three months ended March 31, 2019 compared with the three months ended March 31, 2018

Revenue

We had no revenues for the three months ended March 31, 2019 and 2018. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $378,565 and $580,625 during the three months ended March 31, 2019 and 2018, respectively. Our operating expenses included research and development expenses in the amount of $46,912 and $162,008, and general and administrative expenses in the amount of $331,653 and $418,617 for three months ended March 31, 2019 and 2018, respectively.  The decrease in expenses was due lower business activity (consulting, legal, research and development, etc.)

Other Expense

Other expense totaled $28,276 and $37,847 during the three months ended March 31, 2019, and 2018, respectively. The decrease is due to a decrease in the amortization of debt discount offset by increase in the interest expense due to increase in the loans. Other expenses included interest expense in the amount of $17,632 and $6,464, and amortization of debt discount in the amount of $10,818 and $31,383 for three months ended March 31, 2019 and 2018, respectively.

Net Loss

As a result of the foregoing, during the three months ended March 31, 2019 and 2018, we recorded a net loss of $406,841 and $618,472, respectively.

Liquidity and Capital Resources

We had cash and equivalents of $34,024 at March 31, 2019.

Operating Activities

During the three months ended March 31, 2019, we used $161,110 of cash in operating activities, compared to $258,515 for the three months ended March 31, 2018. Non-cash adjustments included $195,692 and $242,106 related to options and stock based compensation, $5,631 and $5,293 in amortization of prepaid expenses and net change in accounts payable and accrued liabilities of $53,833 and $84,774 during the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019 and 2018, the Company amortized debt discount of $10,818 and $31,383, respectively. Stock-based compensation expense for the three months ended March 31, 2019 was $76, as 4,000 shares are required to be issued to The Buck. No Stock-based compensation expense were incurred, as no shares were required to be issued to Buck for the three months ended March 31, 2018.

Financing Activities

Financing activities provided $137,493 to us during the three months ended March 31, 2019 compared to $283,244 for the three months ended March 31, 2018. We received $139,306 in net proceeds from loans for the three months ended March 31, 2019 compared to $285,000 received during the three months ended March 31, 2018.

Sources of Liquidity and Capital

During the three months ended March 31, 2019, we received net proceeds from loans in the amount of $139,306.  During the three months ended March 31, 2018, we received net proceeds loans in the amount of $285,000

We reported negative cash flow from operations for the period ended March 31, 2019 and 2018. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $34,024 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with volatility in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of March 31, 2019, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of March 31, 2019:

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

 PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have not been any material updates to our legal proceedings, as disclosed in our Annual Report on Form 10-K, as filed with the SEC on April 15, 2019.

ITEM 1A – RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 15, 2019 (the “2016 Form 10-K”).  The Risk Factors set forth in the 2018 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2018 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

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

MOUNT TAM BIOTECHNOLOGIES, INC.

Dated: May 20, 2019	By:	/s/ Richard Marshak
	Name:	Richard Marshak
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2019	By:	/s/ James P. Stapleton
	Name:	James P. Stapleton
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)