Form 10-Q/A
period 2019-03-31
Mount TAM Biotechnologies, Inc.
filed 2019-05-22
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number 333-192060

Mount Tam Biotechnologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-3797537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 Main Street, #4E, Burlington, VT	05401
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (425) 214-4079

(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Trading Symbol(s)	Principal U.S. Market for Securities
Common Stock, $0.0001 par value	MNTM	OTCPINK

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

Note 4 – Convertible Notes

0851229 BC Ltd.

During the year ended December 31, 2018 and 2017, the Company borrowed $35,000 and $75,000, respectively, from 0851229 BC Ltd. (the "Lender") through a convertible note bearing 3% interest with a maturity date of March 18, 2018.  The maturity date of the note has been extended to June 30, 2019. The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock.

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

The Lender maybe deemed to be a related party as a result of owning more than 10% of the Company's common stock. The Lender and the Company agreed that the aggregate principal amount of all outstanding loans made under the Secured Note shall not exceed $5,000,000 at any time. The maturity date for all the above note were extended till June 30, 2019.

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

By agreement of the parties, the effective date of the Fromar Note is March 5, 2018, and funds are disbursed under the Fromar Note pursuant to a schedule thereto.  As of May 9, 2018, the Company had received the additional $250,000, and had Company had principal outstanding on the Fromar Note of $500,000. Pursuant to the terms and conditions of this note, specifically upon receipt of $500,000, the Company is required to issue Fromar 1,000,000 shares of its common stock. On April 27, 2018 the Company issued Fromar 1,000,000 shares of its common stock. On July 27, 2018 the Company issued Fromar an additional 1,000,000 shares of its common stock pursuant to the terms and conditions of the Fromar Note. With respect to the Convertible Notes, Mount Tam applied ASC 470, “Debt with Conversion and Other Options”, pursuant to which Mount Tam recognized and measured the Beneficial Conversion Feature (“BCF”) in the Convertible Notes at the commitment date by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature is calculated on the commitment date using the effective conversion price. The discount resulting from the BCF is amortized over the life of the Convertible Notes and is contained in financial expenses (income), net in the Company’s statements of consolidated comprehensive loss unless converted earlier.

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

The foregoing descriptions of the Fromar Note and the Fromar Security Agreement do not purport to be complete and are qualified in their entirety by the terms and conditions of the agreements themselves. Copies of the Fromar Note and the Fromar Security Agreement  are attached as Exhibits 10.1 and 10.2, respectively, to a Current Report on Form 8-K, filed with the Commission on April 12, 2018.

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

 Climate Change Investigation, Innovation and Investment Company, LLC (“CC3I”).

On September 20, 2018, the Company and CC3I entered into an arrangement whereby CC3I agreed to lend the Company $100,000 pursuant to the terms of a convertible promissory note (the “CC3I Note”).  The CC3I Note bears interest at a rate of 8.0% per annum and has a maturity date of May 18, 2019.  By agreement of the parties, the CC3I Note has an effective date of September 18, 2018 and bears interest from such date. The Manager of CC3I, James Farrell, is a director and shareholder of the Company.  Pursuant to the requirements of the Nevada Revised Statutes, the disinterested members of the Company’s board of directors approved the transaction with CC3I.

The Company and CC3I also entered into a Security Agreement (the “CC3I Security Agreement”) pursuant to which the Company and CC3I agreed that all amounts, liabilities and obligations owed by the Company to CC3I (including, but not limited to, all amounts owed under the CC3I Note) are secured by security interest in all assets of the Company on the terms and conditions set forth in the CC3I Security Agreement.   The security interest granted to CC3I is subject to certain permitted security interests, specifically those interests previously granted to (i) 0851229 BC Ltd. pursuant to an amended and restated security agreement dated as of June 14, 2016 (included as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on June 15, 2016) (the “BC Security Interest”) and (ii) Fromar Investments, LP pursuant to a security agreement dated as of March 5, 2018 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 12, 2018) (the “Fromar Security Interest”).

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

On March 4, 2019, the Company and CC3I entered into an arrangement whereby CC3I will lend the Company $40,000 pursuant to the terms of a convertible promissory note (the “Note”).  The Note bears interest at a rate of 8.0% per annum and has a maturity date of August 31, 2019.  The Manager of CC3I, James Farrell, is a director and shareholder of the Company.  Pursuant to the requirements of the Nevada Revised Statutes, the disinterested members of the Company’s board of directors approved the transaction with CC3I.

The Note is secured by that certain Security Agreement dated September 20, 2018 between the Company and the CC3I (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 26, 2018) (the “Security Agreement”) pursuant to which the Company and CC3I agreed that all amounts, liabilities and obligations owed by the Company to CC3I are secured by a security interest in all assets of the Company on the terms and conditions set forth in the Security Agreement.  The security interest granted to CC3I is subject to certain permitted security interests, specifically those interests previously granted to (i) 0851229 BC, Ltd. (“BC”) pursuant to an amended and restated security agreement dated as of June 14, 2016 (included as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 15, 2016) (the “BC Security Interest”) and (ii) Fromar Investments, LP (“Fromar”) pursuant to a security agreement dated as of March 5, 2018 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 12, 2018) (the “Fromar Security Interest”).

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

Effective upon a complete funding of the entire principal amount of $40,000, the Company agreed to issue to CC3I 80,000 shares of its common stock, which were issued in March 2019, which were valued at a fair market value of $1,520 which was recorded as beneficial conversion feature. The Company agreed to issue to CC3I an additional 80,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Note, but on or before August 31, 2019, or (ii) received a binding term sheet or other similar binding agreement pertaining to a licensing transaction with a company that operates in the pharmaceutical and/or biotech industries that will provide for at least $40,000 in upfront payments to the Company on or before August 31, 2019, as well as milestones and royalties for TAM-01, TAM-3, or for any follow-on compounds of the Company (a “Licensing Transaction”) on or before August 31, 2019.  The Company agreed to issue to CC3I an additional 60,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Note, but on or before September 30, 2019, or (ii) received a binding term sheet or other similar binding agreement for a Licensing Transaction on or before September 30, 2019. As of March 31, 2019, the binding term clause requiring to issue additional shares was waived by the note holder. The Company is not under obligation to issue any additional shares under this clause.

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

During the year ended December 31, 2018, the Company issued 2,200,000 shares of common stock to the convertible note holders (Fromar Investments, LP and and Climate Change Investigation, Innovation and Investment Company, LLC) valued at $126,800 as beneficial conversion feature.

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

Note 8 – Sale of Subsidiary

On October 18, 2018, the Company and Mount Tam Biotechnologies, Inc., a Delaware corporation, its wholly-owned subsidiary (“Mount Tam Delaware”), entered into a stock purchase agreement (the “SPA”) with ARJ Consulting, LLC, a New York limited liability company (the “Buyer”), pursuant to which the Company sold 100% of the capital stock in and of Mount Tam Delaware to the Buyer (the “Sale Transaction”). Prior to the Sale Transaction, the Company caused Mount Tam Delaware to transfer certain assets, including the Buck Institute License Agreement, that Mount Tam Delaware was holding to another wholly-owned subsidiary of the Company, Mount Tam Therapeutics, Inc., a newly formed Delaware corporation. At the time of the Sale Transaction Mount Tam Delaware possessed certain Net Operating Losses and tax credits. Pursuant to the terms of the SPA, the Buyer purchased Mount Tam for a purchase price of $410,000, the Company recorded $332,801 as other income after netting of expenses for the year ended December 31, 2018.

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

See Notes 4 and 10 for descriptions of the loans the Company received from 0851229 BC Ltd and Fromar, each of which may be deemed a related party as a result of owning more than 10% of the Company's common stock.  Also see Notes 4 and 10 for descriptions of the loans from Climate Change Investigation, Innovation and Investment Company, LLC, an entity controlled by James Farrell, a director of the Company.

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

Item 2. Unregistered sales of equity securities and use of proceeds

As previously disclosed in the Company’s Form 8-K filed on April 12, 2018, upon full funding of the amount underlying a convertible promissory note, the Company issued one million (1,000,000) shares of its common stock to Fromar Investments, LP. The Company did not receive proceeds from such issuance other than pursuant to the convertible note, a copy of which is included as Exhibit 10.1 to the Company’s Form 8-K filed on April 12, 2018.  Also as previously disclosed in the Company’s filings, due to the fact that the Company did not achieve certain milestones in a timely manner, on or about July 19, 2018, the Company issued an additional one million (1,000,000) shares of common stock to Fromar Investments, LP.  The Company did not receive proceeds from such issuance other than pursuant to the convertible note, a copy of which is included as Exhibit 10.1 to the Company’s Form 8-K filed on April 12, 2018.  Such securities were issued to the lender in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Also, as previously disclosed in the Company’s Form 8-K filed on September 26, 2018, upon full funding of the amount underlying a convertible promissory note, the Company issued 200,000 shares of its common stock to Climate Change Investigation, Innovation and Investment Company, LLC. The Company did not receive proceeds from such issuance other than pursuant to the convertible note, a copy of which is included as Exhibit 10.1 to the Company’s Form 8-K filed on September 26, 2018.  Such securities were issued to the lender in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

As previously disclosed in the Company’s Form 8-K filed on March 7, 2019, upon full funding of the amount underlying a convertible promissory note, the Company issued eighty thousand (80,000) shares of its common stock to Climate Change Investigation, Innovation and Investment Company, LLC. The Company did not receive proceeds from such issuance other than pursuant to the convertible note, a copy of which is included as Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2019. Such securities were issued to the lender in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

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

MOUNT TAM BIOTECHNOLOGIES, INC.

Dated: May 21, 2019	By:	/s/ Richard Marshak
	Name:	Richard Marshak
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 21, 2019	By:	/s/ James P. Stapleton
	Name:	James P. Stapleton
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)