Form 10-Q
period 2019-06-30
Mount TAM Biotechnologies, Inc.
filed 2019-08-19
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

As of August 16, 2019, the issuer had 55,710,702 shares of its common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS

Contents

PART I: FINANCIAL INFORMATION3

ITEM 1. FINANCIAL STATEMENTS3

Condensed Consolidated Balance Sheets (Unaudited)3

Condensed Consolidated Statements of Operations (Unaudited)4

Condensed Consolidated Statement of Stockholders' Deficit (unaudited)5

Condensed Consolidated Statement of Cash Flows (Unaudited)7

Notes to Unaudited Condensed Consolidated Financial Statements8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK26

ITEM 4. CONTROLS AND PROCEDURES26

PART II: OTHER INFORMATION27

ITEM 1 - LEGAL PROCEEDINGS27

ITEM 1A – RISK FACTORS27

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS27

ITEM 3. DEFAULTS UPON SENIOR SECURITIES28

ITEM 4. MINE SAFETY DISCLOSURES28

ITEM 5 - OTHER INFORMATION28

ITEM 6 - EXHIBITS29

SIGNATURES30

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2019	2018
Assets	Unaudited
Assets
Cash and cash equivalents	$ 41,872	$ 57,641
Prepaid expense	16,834	4,677
Total Current Assets	58,706	62,318
Other Assets
Deposit	-	2,046

Total Assets	$ 58,706	$ 64,364

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$ 805,733	$ 851,015
Accounts payable and accrued liabilities- related parties	609	609
Notes payable	1,854,871	17,500
Convertible debenture, net of unamortized debt discount	-	1,314,989
Total Current Liabilities	2,661,212	2,184,113

Total Liabilities	2,661,212	2,184,113

Stockholders’ Deficit
Common stock, $0.0001 par value; 500,000,000 shares authorized; 55,710,702 and 55,630,702 shares issued and outstanding	5,571	5,563
Stock subscription receivable	(45)	(45)
Stock to be issued	76	-
Additional paid in capital	7,247,108	6,852,327
Accumulated deficit	(9,855,216)	(8,977,593)
Total Stockholders’ Deficit	(2,602,506)	(2,119,749)
Total Liabilities and Stockholders’ Deficit	$ 58,706	$ 64,364

See accompanying notes to these unaudited consolidated financial statements

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Operating Expenses
Research and development	$61,989	$349,449	$108,902	$511,457
General and administrative	375,668	339,737	707,320	758,355
Total operating expenses	437,657	689,187	816,222	1,269,812

Operating loss	(437,657)	(689,187)	(816,222)	(1,269,812)

Other Income/(Expense)
Other income	-	-	174	-
Interest expense	(29,406)	(15,009)	(47,038)	(21,473)
Amortization of debt discount	(3,719)	(153,107)	(14,537)	(184,490)
Total other expense	(33,125)	(168,116)	(61,401)	(205,963)

Loss from operations before Taxes	(470,782)	(857,303)	(877,623)	(1,475,775)

Provision for income taxes	-	-	-	-

Net loss	$(470,782)	$(857,303)	$(877,623)	$(1,475,775)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares – basic and diluted	55,710,702	54,144,879	55,671,807	53,735,067

See accompanying notes to these unaudited condensed consolidated financial statements

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statement of Stockholders' Deficit (unaudited)

	Common stock		Additional Paid in	Stock to be issued	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Capital		Subscription	Deficit	Deficit
Balance as of March 31, 2019	55,710,702	$5,571	$7,049,454	$76	$(45)	$(9,384,434)	$(2,329,378)
Fair value of options	-	-	-	-			-
Net loss	-	-	197,654	-	-	-	197,654
						(470,782)	(470,782)
Balance as of June 30, 2019	55,710,701	$5,571	$7,247,108	$76	$(45)	$(9,855,216)	$(2,602,506)

Balance as of March 31, 2018	53,320,702	$5,332	$5,893,335	$-	$(45)	$(7,768,275)	$(1,869,654)

	-	-	-		-	-
Shares issued to Buck				4,500			4,500
Fair value of options	-	-	244,797	-	-	-	244,797
Beneficial conversion feature on the convertible note	1,000,000	100	152,401	-	-	-	152,501
Net loss	-	-	-	-	-	(857,303)	(857,303)
Balance as of June 30, 2018	54,320,702	$5,432	$6,290,532	$4,500	$(45)	$(8,625,580)	$(2,325,161)

See accompanying notes to these unaudited condensed consolidated financial statements

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statement of Stockholders' Deficit
(unaudited)

	Common stock		Additional Paid in	Stock to be issued	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Capital		Subscription	Deficit	Deficit
Balance as of December 31, 2018	55,630,702	$5,563	$6,852,326	$-	$(45)	$(8,977,593)	$(2,119,749)
Shares issued to CC3I as beneficial conversion feature on the convertible note	80,000	8	1,512	-	-	-	1,520
Shares to be issued to Buck	-	-	-	76	-	-	76
Fair value of options	-	-	393,270	-	-	-	393,270
Net loss	-	-	-	-	-	(877,623)	(877,623)
Balance as of June 30, 2019	55,710,702	$5,571	$7,247,108	$76	$(45)	$(9,855,216)	$(2,602,506)

Balance as of December 31, 2017	53,320,702	$5,332	$5,579,978	$-	$(45)	$(7,149,803)	$(1,564,538)
Shares issued to Buck	-	-	-	4,500	-	-	4,500
Fair value of options	-	-	486,903	-	-	-	486,903
Beneficial conversion feature on the convertible note	1,000,000	100	223,651	-	-	-	223,751
Net loss	-	-	-	-	-	(1,475,777)	(1,475,777)
Balance as of June 30, 2018	54,320,702	$5,432	$6,290,532	$4,500	$(45)	$(8,625,580)	$(2,325,161)
See accompanying notes to these unaudited condensed consolidated financial statements

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(877,623)	$(1,475,775)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of options	393,269	486,903
Stock based compensation	76	4,500
Amortization of debt discount	14,537	184,490
Amortization of prepaid expenses	11,944	10,582
Changes in operating assets and liabilities:
Prepaid expense	(3,062)	(8,814)
Deposits	2,046	-
Accounts payable and accrued liabilities	66,479	271,463
Net cash used in operating activities	(392,335)	(526,651)

Cash Flows from Financing Activities
Proceed from loans	385,000	535,000
Payment of loans	(8,435)	(8,780)

Net cash provided by financing activities	376,565	526,220

Net decrease in cash	(15,770)	(431)

Cash, beginning of period	57,641	46,082

Cash, end of period	$41,872	$45,651

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Debt discount due to beneficial conversion feature on note	$1,520	$223,750
Loan received shown as prepaid expenses	$21,038	$17,560
Conversion of accrued interest to notes payable	$111,761	$-
Transfer of convertible note payable to note payable	$1,448,006	$-

See accompanying notes to these unaudited condensed consolidated financial statements

Mount TAM Biotechnologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the six months ended June 30, 2019

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

The accompanying unaudited condensed consolidated financial statements as of June 30, 2019 have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position as of June 30, 2019, the Company’s results of operation, stockholders’ deficit and the cash flows for the three and six months ended June 30, 2019. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K filed on April 15, 2019. The December 31, 2018 condensed consolidated balance sheet data was derived from the audited financial statements included in the Form 10-K filed on April 15, 2019. The financial statements and notes are representations of the Company's management ("Management") and its board of directors (the "Board of Directors"), who are responsible for their integrity and objectivity.

Results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019 or any other future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amount on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and it does not believe it is exposed to any significant credit risk. As of June 30, 2019 and December 31, 2018 the Company had cash and cash equivalents of $41,872 and $57,641, respectively.  Cash balances held in financial institution are below the federally insured limits.

Research and Development costs

The Company follows Accounting Standards Codification Subtopic (“ASC”) 730-10, “Research and Development,” in which research and development costs are charged to the statement of operations as incurred. During the three months ended June 30, 2019 and 2018 the Company incurred $61,989 and $349,449, respectively of expenses related to research and development costs. During the six months ended June 30, 2019 and 2018 the Company incurred $108,902 and $511,457, respectively of expenses related to research and development costs.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. The Company had potentially dilutive securities totaling  7,657,116 as of June 30, 2019.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities include the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Accounts payable	$370,691	$393,956
Accounts payable to related parties	609	609
Accrued legal fees	94,548	94,548
Accrued interest	27,770	92,816
Accrued salary	242,624	199,595
Other current liabilities	70,100	70,100
Total accounts payable and accrued expenses	$806,342	$851,624

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

For the six months ended June 30, 2019 the Company has determined that there we no assets or liabilities measured at fair value on a recurring basis.

The Company believes the carrying amounts of cash and cash equivalents, other current assets, accounts payable, accrued expenses salaries, wages and payroll taxes, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no significant operating history and had a cumulative net loss from inception (August 13, 2014) to June 30, 2019 of $9,855,216. The Company has a working capital deficit of $2,602,506 as of June 30, 2019. Since inception, the Company has been funded through debt and equity financings. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The Company believes its cash resources are insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization of its product candidates. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.

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

Gain (Loss) on Modification/Extinguishment of Debt

In accordance with ASC 470, a modification or an exchange of debt instruments that adds a conversion option or eliminates a conversion option that was substantive at the date of the modification or exchange is considered a substantive change and must be measured and accounted for as extinguishment of the original instrument along with the recognition of a gain/loss. Additionally, under ASC 470, a substantive modification of a debt instrument is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument.  A substantive modification is accounted for as an extinguishment of the original instrument along with the recognition of a gain/loss.

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

Recent Accounting Pronouncements Issued But Not Adopted as of June 30, 2019

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

As a result of the Share Exchange, the Company assumed an obligation to a former note holder in the amount of $17,500. The unsecured promissory note in the amount of $15,000 is to an unrelated party. Pursuant to the terms of the note, the note is interest bearing at 3.5% and is due on demand. As of June 30, 2019, the Company has accrued interest of $3,027. Another unsecured promissory note is of $2,500 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. The Company is currently assessing how to revise the terms of this note.

On February 22, 2019, the Company borrowed $21,038 from INS Group (the "Lender") through a note bearing 8.3% interest with a maturity date of December 22, 2019 for the director and officer’s insurance. Balance payable as of June 30, 2019 is $12,623.

Note 4 – Line of Credits and Convertible Notes

Line of Credit Agreements

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

By way of background, on or about June 14, 2016, the Company and 0851229 BC Ltd. (“BC”), an affiliate of Fromar, entered into that certain Amended and Restated Secured Convertible Promissory Note, which has been amended or otherwise modified on several different occasions (the “BC Note”) and a related security agreement securing the Company’s obligations under the BC Note, as previously disclosed on the Company’s Current Report on Form 8-K filed with the Commission on June 15, 2016. Further, on or about April 6, 2018, the Company and Fromar entered into that certain Convertible Promissory Note which has been amended or modified on several different occasions (the “2018 Fromar Note”) and a related security agreement securing the Company’s obligations under the 2018 Fromar Note, as previously disclosed on the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2018. Further, on or about March 4, 2019, the Company and Fromar entered into that certain Promissory Note in the principal amount of $80,000 (the “2019 Fromar Note”). The BC Note, the 2018 Fromar Note and the 2019 Fromar Note shall be referred to collectively herein as the “Prior Fromar Notes”. These Prior Fromar Notes, as consolidated into the new Line of Credit Agreement, will have bear interest at a fixed annual rate of 8%, as of May 1, 2019. The Company is required to use the amounts advanced under the Fromar Loan to pay off the Prior Fromar Notes, as well as for general business purposes.  By virtue of the payment in full of the Prior Fromar Notes with funds advanced under the Fromar Loan, the Prior Fromar Notes and their related security agreements have been terminated effective as of May 1, 2019 with no early termination penalties incurred by the Company as a result.

As of June 30, 2019, the Company had principal outstanding on this Line of Credit of $1,679,348 and accrued interest expense of $22,831. Interest expenses of $26,201 and $41,461 for the three and six months June 30, 2019, respectively.

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

As of June 30, 2019, the Company had principal outstanding on this Line of Credit of $145,418 and accrued interest expense of $1,912. Interest expenses of $2,833 and $4,997 for the three and six months ended June 30, 2019, respectively.

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

Convertible Notes

0851229 BC Ltd.

During the year ended December 31, 2018 and 2017, the Company borrowed $35,000 and $75,000, respectively, from 0851229 BC Ltd. (the "Lender") through a convertible note bearing 3% interest with a maturity date of March 18, 2018.  The maturity date of the note had been extended to June 30, 2019. On May 10, 2019, the Company and the Lender entered into a Line of Credit Agreement – as disclosed above, which consolidated all debt instruments from 0851229 BC Ltd., into a new Line of Credit.

The Lender is deemed a related party as a result of owning more than 10% of the Company's common stock.

The initial fair value of the beneficial conversion feature of the note on the date of issuance was determined to be $8,750 and $18,750 for the year ended December 31, 2018 and 2017. The value of beneficial conversion feature is being amortized over the life of the loan. The unamortized debt discount as of December 31, 2018 and 2017 is $0 and $16,595 respectively. For the three and six months ended June 30, 2019 and 2018 the Company amortized the debt discount of $0 and $25,345 respectively.

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

As of April 30, 2019, the Company had principal outstanding on this Secured Note of $728,004 and accrued interest of $61,586.  The total outstanding principal and interest was converted into a Line of Credit agreement on May 10, 2019, effective as of May 1, 2019, as disclosed above.

Since the fair value of the old debt was less than 10% of the present value of the remaining cash flows under the modified debt and amendment was not considered as substantive, the transaction was treated as a debt modification and reissuance of new debt instruments pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

Fromar Investments, LP

On April 6, 2018, the Company, and Fromar Investments, LP (“Fromar”) entered into an arrangement whereby Fromar would lend the Company $500,000 pursuant to the terms of a convertible promissory note (the “Fromar Note”).  The Fromar Note bears interest at a rate of 8.0% per annum and had a maturity date of September 30, 2018 which was extended to June 30, 2019. On May 10, 2019, the Company and the Lender entered into a Line of Credit Agreement – as disclosed above, which consolidated all debt instruments from Fromar, into a new Line of Credit.

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

As of April 30, 2019, the Company had principal outstanding on the Fromar Note of $580,000 and accrued interest of $44,757.  The total outstanding principal and interest was converted into a Line of Credit agreement on May 10, 2019, effective as of May 1, 2019.

Since the fair value of the old debt was less than 10% of the present value of the remaining cash flows under the modified debt and amendment was not considered as substantive, the transaction was treated as a debt modification and reissuance of new debt instruments pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

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

As of April 30, 2019, the Company had principal outstanding on this Secured Note of $140,000 and accrued interest of $5,418.  The total outstanding principal and interest was converted into a Line of Credit agreement on May 10, 2019, effective as of May 1, 2019.

Since the fair value of the old debt was less than 10% of the present value of the remaining cash flows under the modified debt and amendment was not considered as substantive, the transaction was treated as a debt modification and reissuance of new debt instruments pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

For the six months ended June 30, 2019 and 2018, the Company amortized the debt discount of $14,537 and $184,490, respectively.

For the three months ended June 30, 2019 and 2018, the Company amortized the debt discount of $3,719 and $153,107, respectively.

Note 5 – Capital Stock

Common Stock

The Company has authority to issue up to 200,000,000 shares, par value $0.0001 per share. The Majority of shareholders approved an increase in the authorized number of shares from 100,000,000 to 200,000,000 in May 2018, and from 200,000,000 to 500,000,000 in December 2018. As of June 30, 2019, there were 55,710,702 shares of the Company's common stock issued and outstanding.

Mount Tam has an agreement with The Buck Institute as further detailed in Note 7 to maintain a certain common stock equity interest in the Company. As of June 30, 2019 and December 31, 2018 the Company owed to the Buck Institute 4,000 and 0 shares respectively, as a result of the Share Exchange and subsequent issuances of common stock. For the six months ended June 30, 2019 the Company needs to issue 4,000 shares which were treated as issuable for services and valued at $76.

During the year ended December 31, 2018, the Company issued 110,000 shares of common stock to The Buck Institute valued at $6,120.

During the year ended December 31, 2018, the Company issued 2,200,000 shares of common stock to the convertible note holders (Fromar Investments, LP and Climate Change Investigation, Innovation and Investment Company, LLC) valued at $126,800 as beneficial conversion feature.

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

A summary of option activity under the 2016 Plan as of June 30, 2019, and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2018	10,690,000	$ 0.30	8.68
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Canceled	-	-	-
Balance outstanding at June 30, 2019	10,690,000	$ 0.30	8.18
Exercisable at June 30, 2019	6,647,500	$ 0.30	8.18

As of June 30, 2019, there was $689,961 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.97 years. Stock-based compensation expense related to vested options was $393,269 and $486,903 for the six months ended June 30, 2019 and 2018, respectively. The Company did not issue any stock option during the six months ended June 31, 2019 and 2018.

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

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,009,616	$ 0.175	4.9	$ 176,683
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2019	1,009,616	$ 0.175	4.3	$ 176,683
Exercisable at June 30, 2019	1,009,616	$ 0.175	4.3	$ 176,683

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

In addition, the Company issued to Buck Institute that number of shares equal to 5% of the Company's total outstanding shares. Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of Common Stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of June 30, 2019, the Company has issued 2,754,272 shares of the Company's Common Stock to Buck Institute and committed to issue 4,000 shares of the Company Common stock as additional shares.

Milestone Event	Milestone Payment
Filing of an IND	$50,000
Completion of the first Phase I Clinical Trial of a Licensed Product	$250,000
Completion of the first Phase II Clinical Trial of a Licensed Product	$500,000
Completion of the first Phase III Clinical Trial of a Licensed Product	$1,000,000

As of June 30, 2019 none of the milestone events had yet been achieved.

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

Note 9 – Related Party Transactions

Pursuant to our agreements with the Buck Institute and with our Chairman of the Board Brian Kennedy (Professor and Principal Investigator at the Buck Institute), the Buck Institute is deemed a related party. Please see Note 7, Commitments and Contingencies, for discussion of our liabilities and obligations with the Buck Institute. During the three months ended June 30, 2019 and 2018, the Company expensed $0 and $506, respectively, for the services provided by Buck Institute, respectively. As of June 30, 2018 the Company owed to the Buck Institute 50,000 shares, as a result of the Share Exchange transaction and subsequent issuances of common stock. As of June 30, 2019 the Company owed to the Buck Institute 4,000 shares, as a result of the $40,000 Note with CC3I.  For the six months ended June 30, 2018, the Company committed to issue 50,000 shares. For the six months ended June 30, 2019, the Company committed to issue 4,000 shares, which were treated as issued for service and valued at $76.   For both June 30, 2019 and December 31, 2018, our accounts payable balance to Buck Institute was $609.

In the year 2016, Buck Institute billed the Company for office space and administration services (Note 7).

See Notes 4 for descriptions of the loans the Company received from 0851229 BC Ltd and Fromar, each of which may be deemed a related party as a result of owning more than 10% of the Company's common stock.  Also see Notes 4 and 10 for descriptions of the loans from Climate Change Investigation, Innovation and Investment Company, LLC, an entity controlled by James Farrell, a director of the Company.

Note 10 – Subsequent Events

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the results of operations and financial condition of Mount Tam Biotechnologies, Inc. for the three and six months ended June 30, 2019, should be read in conjunction with the financial statements of Mount Tam Biotechnologies, Inc., and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as Mount Tam Biotechnologies plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the form 10-K filed on April 15, 2019. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Plan of Operations

As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of $877,623 for the six months ended June 30, 2019 and has an accumulated deficit of $9,855,216 as of June 30, 2019.

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of June 30, 2019, the Company had working capital deficit of $2,602,506 with cash balance of $41,872. Our cash decreased by $15,769 during the six months ended June 30, 2019.

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

Additionally, pursuant to the Amendment, the parties agreed to settle past research funding amounts owed by the Company to The Buck Institute. The Company agreed to pay $40,000 within ten days of the execution of the Amendment, and The Buck Institute agreed that once this amount is paid, the Company will be deemed to be in full compliance with the terms of the License Agreement, including its payment obligations. On July 19, 2016, the Company made the $40,000 payment to The Buck Institute.  In addition to the $40,000 payment, on June 13, 2016, the Company paid to The Buck Institute $11,706 in connection with costs incurred to further the Company's intellectual property position under the License Agreement. Pursuant to the above amendment The Buck Institute waived $274,247 of payable by the Company. In addition, the Company issued to Buck Institute 1,009,016 shares of common stock, which was the number of shares required to equal to 5% of the Company's total outstanding shares. Pursuant to the original License Agreement, and the Amendment, The Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of common stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of June 30, 2019, the Company has issued 2,644,272 shares of the Company's common stock to The Buck Institute and committed to issue 4,000 shares of the Company's common stock as additional shares.

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

Negative Operating Cash Flow

We reported negative cash flow from operations for the six months ended June 30, 2019 and 2018. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $41,872 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with high volatility in prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

For the three months ended June 30, 2019 compared with the three months ended June 30, 2019

Revenue

We had no revenues for the three months ended June 30, 2019 and 2018. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $437,657 and $689,187 during the three months ended June 30, 2019 and 2018, respectively. Our operating expenses included research and development expenses in the amount of $61,989 and $349,449, and general and administrative expenses in the amount of $375,668 and $339,737 for three months ended June 30, 2019 and 2018, respectively.  The decrease in expenses was due to lower business activity (consulting, legal, research and development, etc.)

Other Expense

Other expense totaled $33,125 and $168,116 during the three months ended June 30, 2019, and 2018, respectively. The increase is due to higher interest expense due to increases in the loans. Other expenses included interest expense in the amount of $29,406 and $15,009, and amortization of debt discount in the amount of $3,719 and $153,107 for three months ended June 30, 2019 and 2018, respectively.

Net Loss

As a result of the foregoing, during the three months ended June 30, 2019 and 2018, we recorded a net loss of $470,782 and $857,303, respectively.

For the six months ended June 30, 2019 compared with the six months ended June 30, 2018.

Revenue

We had no revenues for the six months ended June 30, 2019 and 2018. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $816,222 and $1,269,812 during the six months ended June 30, 2019 and 2018, respectively. Our operating expenses included research and development expenses in the amount of $108,902 and $511,457, and general and administrative expenses in the amount of $707,320 and $758,355 for six months ended June 30, 2019 and 2018, respectively. The decrease in research and development expenses are related to a decrease in salary, third party laboratory and consulting expenses. The decrease in general and administrative expenses are related to a consulting agreement that expired.

Other Expense

Other expense totaled $33,125 and $168,116 during the three months ended June 30, 2019, and 2018, respectively. The decrease is due to the amortization of debt discount due to increases in the loans. Other expenses included interest expense in the amount of $29,406 and $15,009, and amortization of debt discount in the amount of $3,719 and $153,107 for three months ended June 30, 2019 and 2018, respectively.

Net Loss

As a result of the foregoing, during the six months ended June 30, 2019 and 2018, we recorded a net loss of $877,623 and $1,475,775 respectively.

Liquidity and Capital Resources

We had cash and equivalents of $41,872 at June 30, 2019.

Operating Activities

During the six months ended June 30, 2019, we used $392,335 of cash in operating activities, compared to $526,651 for the six months ended June 30, 2018. Non-cash adjustments included $393,269 and $486,903 related to options and stock based compensation, $11,944 and $10,582 in amortization of prepaid expenses and net change in accounts payable and accrued liabilities of $66,479 and $271,463 during the six months ended June 30, 2019 and 2018, respectively.

For the six months ended June 30, 2019 and 2018, the Company amortized debt discount of $14,537 and $184,490, respectively. Stock-based compensation expense for the six months ended June 30, 2019 was $76, as 4,000 shares are required to be issued to The Buck. Stock-based compensation expense for the six months ended June 30, 2018 was $4,500, as 50,000 shares were required to be issued to The Buck.

Financing Activities

Financing activities provided $376,565 to us during the six months ended June 30, 2019 compared to $526,220 for the six months ended June 30, 2018. We received $385,000 in net proceeds from loans for the six months ended June 30, 2019 compared to $535,000 received during the six months ended June 30, 2018.

Sources of Liquidity and Capital

During the six months ended June 30, 2019, we received proceeds from loans in the amount of $385,000.  During the six months ended June 30, 2018, we received net proceeds loans in the amount of $535,000.

We reported negative cash flow from operations for the period ended June 30, 2019 and 2018. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $41,872 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with volatility in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of June 30, 2019, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of June 30, 2019:

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

MOUNT TAM BIOTECHNOLOGIES, INC.

Dated: August 19, 2019	By:	/s/ Richard Marshak
	Name:	Richard Marshak
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 19, 2019	By:	/s/ James P. Stapleton
	Name:	James P. Stapleton
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)