Form 10-Q
period 2019-09-30
Mount TAM Biotechnologies, Inc.
filed 2019-11-04
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 28, 2019, the issuer had 55,710,702 shares of its common stock, $0.0001 par value per share, outstanding.

Table of Contents

PART I: FINANCIAL INFORMATION4

ITEM 1. FINANCIAL STATEMENTS4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION28

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK32

ITEM 4. CONTROLS AND PROCEDURES32

PART II: OTHER INFORMATION34

ITEM 1 - LEGAL PROCEEDINGS34

ITEM 1A – RISK FACTORS34

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS34

ITEM 3. DEFAULTS UPON SENIOR SECURITIES35

ITEM 4. MINE SAFETY DISCLOSURES35

ITEM 5 - OTHER INFORMATION35

ITEM 6 - EXHIBITS36

SIGNATURES37

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
Assets	Unaudited
Assets
Cash and cash equivalents	$ 9,094	$ 57,641
Prepaid expense	10,522	4,677
Total Current Assets	19,616	62,318
Other Assets
Deposit	-	2,046

Total Assets	$ 19,616	$ 64,364

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$ 928,230	$ 851,015
Accounts payable and accrued liabilities- related parties	609	609
Notes payable	1,948,559	17,500
Convertible debenture, net of unamortized debt discount	-	1,314,989
Total Current Liabilities	2,877,398	2,184,113

Total Liabilities	2,877,398	2,184,113

Commitments and Contingencies	-	-
Stockholders’ Deficit
Common stock, $0.0001 par value; 500,000,000 shares authorized; 55,710,702 and 55,630,702 shares issued and outstanding, respectively	$ 5,571	$ 5,563
Stock subscription payable	(45)	(45)
Stock to be issued	76	-
Additional paid in capital	7,446,859	6,852,327
Accumulated deficit	(10,310,244)	(8,977,593)
Total Stockholders’ Deficit	(2,857,783)	(2,119,749)
Total Liabilities and Stockholders’ Deficit	$ 19,616	$ 64,364

See accompanying notes to these unaudited condensed consolidated financial statements

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Operating Expenses
Research and development	$ 55,650	$ (103,959)	$ 164,552	$ 407,498
General and administrative	361,959	276,343	1,069,278	1,034,699
Total operating expenses	417,609	172,384	1,233,830	1,442,197

Operating loss	(417,609)	(172,384)	(1,233,830)	(1,442,197)

Other Income/(Expense)
Other income	-	-	174	-
Interest expense	(37,419)	(15,825)	(84,458)	(37,298)
Amortization of debt discount	-	(93,894)	(14,537)	(278,385)
Total other expense	(37,420)	(109,719)	(98,821)	(315,683)

Loss from operations before Taxes	(455,028)	(282,103)	(1,332,651)	(1,757,880)
Net loss	$ (455,028)	$ (282,103)	$ (1,332,651)	$ (1,757,880)

Net loss per share – basic and diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.03)

Weighted average common shares – basic and diluted	55,710,702	55,027,225	55,684,914	54,170,519

See accompanying notes to these unaudited condensed consolidated financial statements

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
		(Unaudited)
	Common stock		Additional Paid in	Stock to be issued	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Capital		Subscription	Deficit	Deficit
Balance as of June 30, 2019	55,710,702	$ 5,571	$ 7,247,108	$ 76	$ (45)	$ (9,855,216)	$ (2,602,506)
Fair value of options	-	-	199,751	-	-	-	199,751
Net loss						(455,028)	(455,028)
Balance as of September 30, 2019	55,710,702	$ 5,571	$ 7,446,859	$ 76	$ (45)	$ (10,310,244)	$ (2,857,783)

Balance as of June 30, 2018	54,320,702	$ 5,432	$ 6,163,036	$ 4,500	$ (45)	$ (8,625,580)	$ (2,452,657)
Shares issued to Buck	-	-	-	1,620	-	-	1,620
Fair value of options	-	-	247,486	-	-	-	247,486
Shares issued for note payment	1,000,000	100	89,900	-	-	-	90,000
Beneficial conversion feature on the convertible note	-	-	93,895	-	-	-	93,895
Common stock to be issued to CC3I as beneficial conversion feature	-	-	-	5,400	-	-	5,400
Net loss	-	-	-	-	-	(282,103)	(282,103)
Balance as of September 30, 2018	55,320,702	$ 5,532	$ 6,594,317	$ 11,520	$ (45)	$ (8,907,683)	$ (2,296,359)
See accompanying notes to these unaudited condensed consolidated financial statements

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
		(Unaudited)
	Common stock		Additional Paid in	Stock to be issued	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Capital		Subscription	Deficit	Deficit
Balance as of December 31, 2018	55,630,702	$ 5,563	$ 6,852,326	$ -	$ (45)	$ (8,977,593)	$ (2,119,749)
Shares issued to CC3I as beneficial conversion feature on the convertible note	80,000	8	1,512	-	-	-	1,520
Shares to be issued to Buck	-	-	-	76			76
Fair value of options			593,021				593,021
Net loss						(1,332,651)	(1,332,651)
Balance as of September 30, 2019	55,710,702	$ 5,571	$ 7,446,859	$ 76	$ (45)	$ (10,310,244)	$ (2,857,783)

Balance as of December 31, 2017	53,320,702	$ 5,332	$ 5,579,978	$ -	$ (45)	$ (7,149,803)	$ (1,564,538)
Commom stock to be issued to Buck	-	-	-	6,120	-	-	6,120
Fair value of options	-	-	734,389	-	-	-	734,389
Shares issued for note payment	1,000,000	100	89,900	-	-	-	90,000
Beneficial conversion feature on the convertible note	1,000,000	100	190,050	-	-	-	190,150
Common stock to be issued to CC3I as beneficial conversion feature	-	-	-	5,400	-	-	5,400
Net loss	-	-	-	-	-	(1,757,880)	(1,757,880)
Balance as of September 30, 2018	55,320,702	$ 5,532	$ 6,594,317	$ 11,520	$ (45)	$ (8,907,683)	$ (2,296,359)

Mount TAM Biotechnologies, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$ (1,332,651)	$ (1,757,880)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of options	593,021	734,389
Stock based compensation	76	6,120
Amortization of debt discount	14,537	278,385
Amortization of prepaid expenses	18,257	15,872
Changes in operating assets and liabilities:
Prepaid expense	(3,004)	(8,814)
Deposits	2,046	-
Accounts payable and accrued liabilities	188,916	118,261
Net cash used in operating activities	(518,802)	(613,667)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceed from loans	485,000	635,000
Payment of loans	(14,746)	(14,048)
Net cash provided by financing activities	470,254	620,952

Net (decrease) increase in cash	(48,548)	7,285

Cash, beginning of period	57,641	46,082

Cash, end of period	$ 9,094	$ 53,367

Supplemental disclosures of cash flow information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

Non-cash investing and financing activities:
Debt discount due to beneficial conversion feature on note	$ 1,520	$ 280,150
Loan received shown as prepaid expenses	$ 21,038	$ 17,560
Transfer of accrued interest to notes payable	$ 111,761	$ -
Transfer of convertible notes payable to notes payable	$ 1,448,006	$ -

See accompanying notes to these unaudited condensed consolidated financial statements

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

MTB Merger Sub, Inc. (Delaware) – Formed September 23, 2019.

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

The accompanying unaudited condensed consolidated financial statements as of September 30, 2019 have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position as of September 30, 2019, the Company’s results of operation, stockholders’ deficit and the cash flows for the three and nine months ended September 30, 2019. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K filed on April 15, 2019. The December 31, 2018 condensed consolidated balance sheet data was derived from the audited financial statements included in the Form 10-K filed on April 15, 2019. The financial statements and notes are representations of the Company's management ("Management") and its board of directors (the "Board of Directors"), who are responsible for their integrity and objectivity.

Results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019 or any other future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amount on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and it does not believe it is exposed to any significant credit risk. As of September 30, 2019 and December 31, 2018 the Company had cash and cash equivalents of $9,094 and $57,641, respectively.  Cash balances held in financial institution are below the federally insured limits.

Research and Development costs

The Company follows Accounting Standards Codification Subtopic (“ASC”) 730-10, “Research and Development,” in which research and development costs are charged to the statement of operations as incurred. During the three months ended September 30, 2019 and 2018 the Company incurred $55,650 and $(103,959), respectively of expenses related to research and development costs. During the nine months ended September 30, 2019 and 2018 the Company incurred $164,522 and $407,498, respectively of expenses related to research and development costs.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. The Company had potentially dilutive securities totaling 7,657,116 as of September 30, 2019.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities include the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Accounts payable	$403,488	$393,956
Accounts payable to related parties	609	609
Accrued legal fees	94,548	94,548
Accrued interest	64,946	92,816
Accrued salary	295,148	199,595
Other current liabilities	70,100	70,100
Total accounts payable and accrued expenses	$928,839	$851,624

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

For the nine months ended September 30, 2019 the Company has determined that there we no assets or liabilities measured at fair value on a recurring basis.

The Company believes the carrying amounts of cash and cash equivalents, other current assets, accounts payable, accrued expenses salaries, wages and payroll taxes, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no significant operating history and had a cumulative net loss from inception (August 13, 2014) to September 30, 2019 of $10,310,244. The Company has a working capital deficit of $2,857,783 as of September 30, 2019. These factors raises substantial doubt about the ability of the Company to continue as a going concern for a period of twelve months from the date these unaudited condensed consolidated financial statements are issued. Since inception, the Company has been funded through debt and equity financings. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The Company believes its cash resources are insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization of its product candidates. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through borrowing and sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities, sell certain assets, merge with another entity, or perhaps even cease the operation of its business.  Since its inception, the Company has funded its operations primarily through debt financings and equity financings, and it expects that it will continue to fund its operations through a mix of equity and debt financings.  If the Company secures additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  The Company also expects to pursue non-dilutive financing sources. However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements Issued But Not Adopted as of September 30, 2019

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

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

As a result of the Share Exchange, the Company assumed an obligation to a former note holder in the amount of $17,500. The unsecured promissory note in the amount of $15,000 is to an unrelated party. Pursuant to the terms of the note, the note is interest bearing at 3.5% and is due on demand. As of September 30, 2019, the Company has accrued interest of $3,156. Another unsecured promissory note is of $2,500 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. The Company is currently assessing how to revise the terms of this note.

On February 22, 2019, the Company borrowed $21,038 from INS Group (the "Lender") through a note bearing 8.3% interest with a maturity date of December 22, 2019 for the director and officer’s insurance. Balance payable as of September 30, 2019 was $6,293.

Note 4 – Line of Credits and Convertible Notes

Line of Credit Agreements

Line of Credit Agreement with Fromar Investments, LP

On May 10, 2019 the Company and Fromar Investments, LP (“Fromar”) entered into an arrangement whereby Fromar will lend the Company up to a maximum of $1,750,000 pursuant to the terms of a Line of Credit

Agreement (the “Fromar LOC”) and a promissory note (the “Fromar Note”). The arrangement evidenced by the Fromar LOC and the Fromar Note is referred to herein as the “Fromar Loan”. By agreement of the parties, the Fromar Loan is effective as of May 1, 2019. The Fromar Loan is a non-revolving line of credit and amounts borrowed and then repaid may not be re-borrowed. The principal amounts advanced to the Company under the Fromar Loan bear interest at a fixed annual rate of eight percent (8.00%). The Fromar Loan had a maturity date of August 30, 2019, which was extended to October 31, 2019, at which time all amounts advanced under the Fromar Loan, together with all accrued but unpaid interest thereon, are due and payable.  On November 1, 2019, an amendment to the Line of Credit Agreement extended the maturity date to November 15, 2019, and increased the principal amount to $1,810,000.

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

As of September 30, 2019, the Company had principal outstanding on this Line of Credit of $1,699,348 and accrued interest expense of $56,014. Interest expenses of $33,184 and $74,644 for the three and nine months ended September 30, 2019, respectively.

Line of Credit Agreement with Climate Change Investigation, Innovation and Investment Company, LLC

Also on May 10, 2019, the Company and Climate Change Investigation, Innovation and Investment Company, LLC, a California limited liability company (“CC3I”) entered into an arrangement whereby CC3I will lend the Company up to a maximum of $350,000 pursuant to the terms of a Line of Credit Agreement (the “CC3I LOC”) and a promissory note (the “CC3I Note”). The arrangement evidenced by the CC3I LOC and the CC3I Note is referred to herein as the “CC3I Loan”. By agreement of the parties, the CC3I Loan is effective as of May 1, 2019. The CC3I Loan is a non-revolving line of credit and amounts borrowed and then repaid may not be re-borrowed. The principal amounts advanced to the Company under the CC3I Loan bear interest at a fixed annual rate of eight percent (8.00%). The CC3I Loan had a maturity date of August 30, 2019, which was extended to October 31, 2019, at which time all amounts advanced under the CC3I Loan, together with all accrued but unpaid interest thereon, are due and payable. On November 1, 2019, an amendment to the Line of Credit extended the maturity date to November 15, 2019, and increased the principal amount to $390,000. The Manager of CC3I, James Farrell, is a director and shareholder of the Company.  Pursuant to the requirements of the Nevada Revised Statutes, the disinterested members of the Company’s board of directors approved the transaction with CC3I.

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

As of September 30, 2019, the Company had principal outstanding on this Line of Credit of $225,418 and accrued interest expense of $5,776. Interest expenses of $3,864 and $8,861 for the three and nine months ended September 30, 2019, respectively.

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

The initial fair value of the beneficial conversion feature of the note on the date of issuance was determined to be $8,750 and $18,750 for the year ended December 31, 2018 and 2017. The value of beneficial conversion feature is being amortized over the life of the loan. The unamortized debt discount as of December 31, 2018 and 2017 is $0 and $16,595 respectively. For the three ended September 30, 2019 and 2018 the Company amortized the debt discount of $0 and $0 respectively. For the nine months ended September 30, 2019 and 2018 the Company amortized the debt discount of $0 and $25,345 respectively.

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

Effective upon a complete funding of the entire principal amount of $500,000, the Company agreed to issue to Fromar 1,000,000 shares of its common stock.  The Company agreed to issue to Fromar an additional 1,000,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Fromar Note, but on or before July 1, 2018, or (ii) received a binding term sheet or other similar binding agreement pertaining to a licensing transaction with a company that operates in the pharmaceutical and/or biotech industries that will provide for at least $500,000 in upfront payments to the Company on or before July 1, 2018, as well as milestones and royalties for TAM-01, TAM-03, or for any follow-on compounds of the Company (a “Licensing Transaction”) on or before July 1, 2018.  The Company agreed to issue to Fromar an additional 3,000,000 shares of its common stock in the event that the Company has not either (i) closed a Financing resulting in funding of at least $1,000,000 to the Company after the date of the Fromar Note, but on or before September 30, 2018, or (ii) received a binding term sheet or other similar binding agreement for a Licensing Transaction on or before September 30, 2018. As of December 31, 2018, the binding term clause requiring issuance of additional shares was waived by the note holder. The Company is not under obligation to issue any additional shares under this clause. On April 27, 2018 the Company issued 1,000,000 shares to the note holders as discussed above which were valued at $90,000 and was expensed out during the year ended December 31, 2018 as an amortization expense.  On July 27, 2018 the Company issued an additional 1,000,000 shares to the note holders as discussed above which were valued at $31,400 and was expensed out during the year ended December 31, 2018 as an amortization expense. In total, the debt discount on the convertible note was $246,400.

For the nine months ended September 30, 2019 and 2018 the Company amortized the debt discount of $0 and $246,400 respectively.

For the three months ended September 30, 2019 and 2018 the Company amortized the debt discount of $0 and $87,255 respectively.

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

For the nine months ended September 30, 2019 and 2018, the Company amortized the debt discount of $14,537 and $6,640, respectively.

For the three months ended September 30, 2019 and 2018, the Company amortized the debt discount of $0 and $6,640 respectively.

Amendments to Existing Loan Agreements and Notes

On August 29, 2019, Mount Tam Biotechnologies, Inc., a Nevada corporation (the “Company”) entered into an amendment (the “First Note Amendment”) to that certain Line of Credit Agreement and related Promissory Note with Fromar Investments, LP, a Delaware limited partnership (“Fromar”), dated May 10, 2019 (collectively, the “Fromar Note”), whereby the maturity date of the Fromar Note was extended to October 31, 2019. All other provisions of the Fromar Note, as disclosed on the Company’s Current Report on Form 8-K filed with the Commission on May 16, 2019, remain in full force and effect.

Also on August 29, 2019, the Company entered into an amendment (the “Second Note Amendment”) to that certain Line of Credit Agreement and related Promissory Note with Climate Change Investigation, Innovation and Investment Company, LLC, a California limited liability company (“CC3I”), dated May 10, 2019 (collectively, the “CC3I Note”), whereby the maturity date of the CC3I Note was extended to October 31, 2019. All other provisions of the CC3I Note, as disclosed on the Company’s Current Report on Form 8-K filed with the Commission on May 16, 2019, remain in full force and effect.

The Company will use the time period afforded to it by virtue of the First Note Amendment and the Second Note Amendment to explore strategic options.  Each of Fromar and CC3I has represented to the Company that if it is not fully satisfied with the Company’s progress made as of October 31, 2019, each intends to exercise its respective rights under the Fromar Note and the CC3I Note, respectively, including the foreclosure of the security interests granted to each of them in connection with the Fromar Note and the CC3I Note, respectively, as described on the Company’s Current Report on Form 8-K filed with the Commission on May 16, 2019.

The foregoing descriptions of the First Note Amendment and the Second Note Amendment do not purport to be complete and are qualified in their entirety by the terms and conditions of the agreements themselves. Copies of the First Note Amendment and the Second Note Amendment are attached to this Current Report on Form 8-K as Exhibits 10.1 and 10.2, respectively, and each is incorporated herein by reference.

Note 5 – Capital Stock

Common Stock

The Company has authority to issue up to 200,000,000 shares, par value $0.0001 per share. The Majority of shareholders approved an increase in the authorized number of shares from 100,000,000 to 200,000,000 in May 2018, and from 200,000,000 to 500,000,000 in December 2018. As of September 30, 2019, there were 55,710,702 shares of the Company's common stock issued and outstanding.

Mount Tam has an agreement with The Buck Institute as further detailed in Note 7 to maintain a certain common stock equity interest in the Company. As of September 30, 2019 and December 31, 2018 the Company owed to the Buck Institute 4,000 and 0 shares respectively, as a result of the Share Exchange and subsequent issuances of common stock. For the nine months ended September 30, 2019 the Company needs to issue 4,000 shares which were treated as issuable for services and valued at $76.

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

A summary of option activity under the 2016 Plan as of September 30, 2019, and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2018	10,690,000	$ 0.30	8.68
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Canceled	-	-	-
Balance outstanding at September 30, 2019	10,690,000	$ 0.30	7.93
Exercisable at September 30, 2019	6,647,500	$ 0.30	7.93

As of September 30, 2019, there was $490,108 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.74 years. Stock-based compensation expense related to vested options was $593,022 and $734,389 for the nine months ended September 30, 2019 and 2018, respectively. The Company did not issue any stock option during the nine months ended September 30, 2019 and 2018.

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

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,009,616	$ 0.175	4.9	$ 176,683
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2019	1,009,616	$ 0.175	2.86	$ 176,683
Exercisable at September 30, 2019	1,009,616	$ 0.175	2.86	$ 176,683

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

In addition, the Company issued to Buck Institute that number of shares equal to 5% of the Company's total outstanding shares. Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of Common Stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of September 30, 2019, the Company has issued 2,754,272 shares of the Company's Common Stock to Buck Institute and committed to issue 4,000 shares of the Company Common stock as additional shares.

Milestone Event	Milestone Payment
Filing of an IND	$50,000
Completion of the first Phase I Clinical Trial of a Licensed Product	$250,000
Completion of the first Phase II Clinical Trial of a Licensed Product	$500,000
Completion of the first Phase III Clinical Trial of a Licensed Product	$1,000,000

As of September 30, 2019 none of the milestone events had yet been achieved.

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

Entry into Merger Agreement; Creation of Merger Subsidiary; Closing Conditions for Merger

On September 26, 2019, the Company entered into an Agreement and Plan of Merger (the “Agreement”) by and among the Company, Banner Midstream Corp., a Delaware corporation (“Banner”), and MTB Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), relating to a merger (the “Merger”) between Banner and Merger Sub. The closing of the Merger is conditioned on the satisfaction of certain conditions by the various parties, as discussed in more detail below.

In anticipation of the Agreement, on September 23, 2019, the Company formed Merger Sub.

Pursuant to the Agreement, the Merger Sub will be merged with and into Banner, with Banner being the surviving entity (the “Surviving Entity”). The outstanding shares of Banner prior to the Merger will be converted into the right to receive shares of the Company, on a one-share-for-one-share basis. The shares of Merger Sub owned by the Company will be converted into shares of the Surviving Entity, pursuant to which the Surviving Entity will be a wholly owned subsidiary of the Company. The directors and officers of Banner prior to the closing of the Merger will be the directors and officers of the Surviving Entity following the closing of the Merger.

Between execution of the Agreement and the closing of the Merger (the “Closing”), the Company and Banner plan to conduct due diligence on the other parties, and the parties must satisfy certain closing conditions spelled out in the Agreement. For example, the Company is required to amend its Articles of Incorporation (the “Amendment”) to effectuate a reverse stock split of its outstanding shares of common stock (the “Reverse Split”), pursuant to which the existing shareholders of Mount Tam will own approximately 10% of the outstanding stock of Mount Tam following the Merger, and the shareholders of Banner will receive shares equal to 90% of the outstanding stock of Mount Tam following the Merger. Additionally, in the Amendment, the Company will change its name (the “Name Change”). Pursuant to Nevada law, the Company will need to obtain shareholder approval to approve the Amendment.  The Company will need to make certain regulatory filings and receive required regulatory approval for the Amendment, the Reverse Split, and the Name Change.

The Company will provide additional information about its closing condition obligations, any filings, the Amendment, and other information relating to the Company’s actions taken in connection with the Merger and the Agreement.

Banner is required to take certain actions, including obtaining shareholder approval from the Banner shareholders for entering into the Merger, as well as completing a financing transaction with net proceeds to Banner of at least $1,000,000.  Banner must also provide audited financial statements as required by SEC reporting requirements, together with certain pro forma financial statements relating to the Merger.

Pursuant to the Agreement, if the Merger does not close for certain listed reasons, the Company or Banner may be required to pay a termination fee of $50,000 to the other party. Under other circumstances, the parties may terminate the Agreement with no payment of a termination fee.

The Company anticipates that immediately following the closing of the Merger, the Company and its secured debt holders will finalize an agreement whereby the debt holders will take possession of the Company’s biotechnology assets and will assume certain other Company obligations in lieu of payment by the Company of the amounts due in the secured debt instruments.

The foregoing description of certain terms of the Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Agreements itself. A copy of the Agreement is attached to this Current Report on Form 8-K as Exhibit 10.1, and is incorporated herein by reference.

See Note 10 – Subsequent Events, for additional information about this transaction.

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

Note 9 – Related Party Transactions

Pursuant to our agreements with the Buck Institute and with our Chairman of the Board Brian Kennedy (Professor and Principal Investigator at the Buck Institute), the Buck Institute is deemed a related party. Please see Note 7, Commitments and Contingencies, for discussion of our liabilities and obligations with the Buck Institute. During the three months ended September 30, 2019 and 2018, the Company expensed $0 and $506, respectively, for the services provided by Buck Institute, respectively. As of September 30, 2018 the Company owed to the Buck Institute 50,000 shares, as a result of the Share Exchange transaction and subsequent issuances of common stock. As of September 30, 2019 the Company owed to the Buck Institute 4,000 shares, as a result of the $40,000 Note with CC3I.  For the nine months ended September 30, 2018, the Company committed to issue 50,000 shares. For the nine months ended September 30, 2019, the Company committed to issue 4,000 shares, which were treated as issued for service and valued at $76.   For both September 30, 2019 and December 31, 2018, our accounts payable balance to Buck Institute was $609.

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

Note 10 – Subsequent Events

Approval of Amendment to Articles of Incorporation for Reverse Stock Split, Name Change

On September 23, 2019, the Board of Directors of the Company, approved an amendment to the Company’s Articles of Incorporation, as amended to date (the “Amendment”), to effect a reverse stock split at a ratio of not less than 1:40 and not greater than 1:150, such that every holder of common stock of the Company (the “Common Stock”) shall receive not less than one share of Common Stock for every forty shares of Common Stock and not more than one share of Common Stock for every one hundred fifty shares of Common Stock held, at a ratio to be determined by the Board of Directors prior to implementation of the reverse stock split (the “Reverse Stock Split”), and to change the name of the Company to MTB, Inc. (the “Name Change”).  The Board of Directors recommended the Amendment to the shareholders of the Company for their approval.

Between October 4 and October 14, 2019, the Company received approval by written consent from the holders of 30,665,426 shares of the Company’s Common Stock which constituted a majority of the shares of the Corporation’s common stock that were issued and outstanding on October 3, 2019, the record date for the shareholder vote, to approve and adopt the Amendment, and to authorize the Board of Directors to determine the ratio for the Reverse Stock Split, and to implement the Reverse Stock Split and the Name Change.  The shareholders also ratified the entry by the Company into an Agreement and Plan of Merger (the “Agreement”) by and among the Company, Banner Midstream Corp., a Delaware corporation (“Banner”), and MTB Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), relating to a merger (the “Merger”) between Banner and Merger Sub, which was previously reported by the Company. The shareholders also granted the Board of Directors the authority to effectuate either the Name Change or the Reverse Stock Split, or both, and to not file the Amendment if the Board of Directors determines that either the Reverse Stock Split or the Name Change or both are not in the best interests of the Company or its stockholders.

As of the date of this Current Report, the Board had not filed the Articles of Amendment, as the Company was continuing its due diligence related to the Merger described above. The Name Change and the Reverse Stock Split are conditions to the closing of the Merger, and the Company anticipates that the filing of the Amendment will occur prior to the closing of the Merger. The Company will provide additional information relating to the filing of the Amendment and the closing of the Merger in subsequent reports.

Amendment to Line of Credit Agreements

On November 1, 2019, an amendment to the Formar Line of Credit Agreement extended the maturity date to November 15, 2019, and increased the principal amount to $1,810,000.

On November 1, 2019, an amendment to the CC3I Line of Credit Agreement extended the maturity date to November 15, 2019, and increased the principal amount to $390,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the results of operations and financial condition of Mount Tam Biotechnologies, Inc. for the three and nine months ended September 30, 2019, should be read in conjunction with the financial statements of Mount Tam Biotechnologies, Inc., and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as Mount Tam Biotechnologies plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the form 10-K filed on April 15, 2019. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Plan of Operations

As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of $1,332,651 for the nine months ended September 30, 2019 and has an accumulated deficit of $10,310,244 as of September 30, 2019.

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of September 30, 2019, the Company had working capital deficit of $2,857,783 with cash balance of $9,094. Our cash decreased by $48,547 during the nine months ended September 30, 2019.

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

Additionally, pursuant to the Amendment, the parties agreed to settle past research funding amounts owed by the Company to The Buck Institute. The Company agreed to pay $40,000 within ten days of the execution of the Amendment, and The Buck Institute agreed that once this amount is paid, the Company will be deemed to be in full compliance with the terms of the License Agreement, including its payment obligations. On July 19, 2016, the Company made the $40,000 payment to The Buck Institute.  In addition to the $40,000 payment, on June 13, 2016, the Company paid to The Buck Institute $11,706 in connection with costs incurred to further the Company's intellectual property position under the License Agreement. Pursuant to the above amendment The Buck Institute waived $274,247 of payable by the Company. In addition, the Company issued to Buck Institute 1,009,016 shares of common stock, which was the number of shares required to equal to 5% of the Company's total outstanding shares. Pursuant to the original License Agreement, and the Amendment, The Buck Institute's equity interest in the Company will not be reduced below 5% of the total aggregate shares of common stock until such time that the Company has raised and received a total of $5,000,000 of investment in equity, debt, grants, contributions, or donations. As of September 30, 2019, the Company has issued 2,644,272 shares of the Company's common stock to The Buck Institute and committed to issue 4,000 shares of the Company's common stock as additional shares.

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

Negative Operating Cash Flow

We reported negative cash flow from operations for the nine months ended September 30, 2019 and 2018. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $9,094 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with high volatility in prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

For the three months ended September 30, 2019 compared with the three months ended September 30, 2019

Revenue

We had no revenues for the three months ended September 30, 2019 and 2018. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $417,609 and $172,384 during the three months ended September 30, 2019 and 2018, respectively. Our operating expenses included research and development expenses in the amount of $55,650 and $(103,959), and general and administrative expenses in the amount of $361,959 and $276,343 for three months ended September 30, 2019 and 2018, respectively.

During the three month period ended September 30, 2018, the Company re-negotiated research and development contracts at a substantially lower rate, which resulted in a credit balance pursuant to amount expensed in prior periods. The increase in research and development expenses for 2019 is directly related to the credit balance related to the re-negotiated contracts in 2018.

The increase in general and administrative expenses are the result of higher legal fees related to debt negotiations/modifications, and the transaction detailed in the Subsequent Event footnote.

The overall increase in operating expenses was due to the credit balance from 2018 (mentioned above), and higher legal fees related to debt negotiations/modifications.

Other Expense

Other expense totaled $37,419 and $109,719 during the three months ended September 30, 2019, and 2018, respectively. The decrease is due to the decrease/elimination of amortization of debt discount associated with the previous convertible loans.

Other expenses included interest expense in the amount of $37,419 and $15,825 and amortization of debt discount in the amount of $0 and $93,894 for three months ended September 30, 2019 and 2018, respectively.  The increase in interest expense is related to higher levels of debt.

Net Loss

As a result of the foregoing, during the three months ended September 30, 2019 and 2018, we recorded a net loss of $455,028 and $282,103, respectively.

For the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018.

Revenue

We had no revenues for the nine months ended September 30, 2019 and 2018. We are in the research and development stage.

Operating Expenses

We incurred operating expenses of $1,233,830 and $1,442,197 during the nine months ended September 30, 2019 and 2018, respectively. Our operating expenses included research and development expenses in the amount of $164,552 and $407,498, and general and administrative expenses in the amount of $1,069,278 and $1,034,699 for nine months ended September 30, 2019 and 2018, respectively. The decrease in research and development expenses are related to a decrease in salary, third party laboratory and consulting expenses. The increase in general and administrative expenses are related to debt negotiations/modifications, and the transaction detailed in the Subsequent Event footnote.

Other Expense

Other expense totaled $98,821 and $315,683 during the nine months ended September 30, 2019, and 2018, respectively. The decrease is due to the decrease/elimination for amortization of debt discount due with the previous convertible loans.  Other expenses included interest expense in the amount of $84,458 and $37,298, and amortization of debt discount in the amount of $14,537 and $278,385 for nine months ended September 30, 2019 and 2018, respectively.  Interest expense increased related to a higher level of debt in 2019, compared to 2018.

Net Loss

As a result of the foregoing, during the nine months ended September 30, 2019 and 2018, we recorded a net loss of $1,332,651 and $1,757,880 respectively.

Liquidity and Capital Resources

We had cash and equivalents of $9,094 at September 30, 2019.

Operating Activities

During the nine months ended September 30, 2019, we used $518,802 of cash in operating activities, compared to $613,667 for the nine months ended September 30, 2018. Non-cash adjustments included $593,097 and $740,509 related to options and stock based compensation, $18,257 and $15,872 in amortization of prepaid expenses and net change in accounts payable and accrued liabilities of $188,916 and $118,261 during the nine months ended September 30, 2019 and 2018, respectively.

For the nine months ended September 30, 2019 and 2018, the Company amortized debt discount of $14,537 and $278,385, respectively. Stock-based compensation expense for the nine months ended September 30, 2019 was $76, as 4,000 shares are required to be issued to The Buck. Stock-based compensation expense for the nine months ended September 30, 2018 was $6,120, as 50,000 shares were required to be issued to The Buck.

Financing Activities

Financing activities provided $470,254 to us during the nine months ended September 30, 2019 compared to $620,952 for the nine months ended September 30, 2018. We received $485,000 in net proceeds from loans for the nine months ended September 30, 2019 compared to $635,000 received during the nine months ended September 30, 2018.

Sources of Liquidity and Capital

During the nine months ended September 30, 2019, we received proceeds from loans in the amount of $485,000.  During the nine months ended September 30, 2018, we received net proceeds loans in the amount of $635,000.

We reported negative cash flow from operations for the period ended September 30, 2019 and 2018. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers.

Our cash balance of $9,094 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and lack of liquidity in the debt capital markets together with volatility in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of September 30, 2019, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of September 30, 2019:

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

MOUNT TAM BIOTECHNOLOGIES, INC.

Dated: November 2, 2019	By:	/s/ Richard Marshak
	Name:	Richard Marshak
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 2, 2019	By:	/s/ James P. Stapleton
	Name:	James P. Stapleton
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)