Form 10-K
period 2019-12-31
Banner Energy Services Corp.
filed 2020-10-08
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-192060

Banner Energy Services Corp.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-3797537
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

609 W/Dickson St., Suite 102 G, Fayetteville, Arkansas Fayetteville, AR	72701
Address of Principal Executive Offices	Zip Code

(800) 203-5610

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,037,144.75 based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

The number of shares outstanding of the registrant’s classes of common stock, as of October 1, 2020 was 7,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS.

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “registrant,” and “Company” refer to Banner Energy Services Corp., a Nevada corporation.

Description of Business

The Company was incorporated in Nevada in November 2011 under the name TabacaleraYsidron, Inc. On December 9, 2019, the Company changed its name to “Banner Energy Services Corp.” by filing a certificate of amendment to its Articles of Incorporation with the Secretary of State of Nevada. This name change became effective with the Financial Industry Regulatory Authority as of February 11, 2020.

On March 27, 2020, the Company sold Banner Midstream Corp., its former wholly-owned subsidiary, along with its four operating subsidiaries, Pinnacle Frac Transport LLC, Capstone Equipment Leasing LLC, White River Holdings Corp., and Shamrock Upstream Energy LLC, through which the Company formerly operated in the oil and gas industry, to Ecoark Holdings, Inc. (“Ecoark”). In consideration for the sale of its assets, the Company received 8,945,205 shares of Ecoark common stock in addition to Ecoark assuming all of the debt of Banner Midstream Corp. The majority of the shares of Ecoark common stock received by the Company in the transaction were used pay to the Company’s creditors and eliminate its liabilities on its balance sheet. As a result of these developments, the Company’s sole asset is currently 1,000,000 shares of Ecoark common stock. Because the Company holds these shares and has no other assets, we are currently an “investment company” as such term is defined under the Investment Company Act of 1940 (the “1940 Act”). The Company intends to sell these shares for cash in fiscal year 2021 and terminate its status as an investment company under the 1940 Act. The Company is currently considering the subsequent use of the cash proceeds resulting from the proposed sale of the shares, including potentially making a cash distribution to its shareholders.

On July 31, 2020, Mr. Jay Puchir notified our Board of Directors (the “Board”) that he was resigning as the Chairman of the Board and Chief Executive Officer of the Company. On July 31, 2020, the Board appointed Mr. Richard Horgan, 36, as the Chief Executive Officer, and as our sole director and Chairman of the Board, effective August 1, 2020. Mr. Puchir was appointed Chief Accounting Officer of Ecoark as of March 27, 2020.

The Company currently has no operations and is seeking to acquire a new business in the United States, including potentially by means of a reverse merger with an operating entity. We have not generated revenues since we divested our operating subsidiaries and do not expect to do so in the short-term due to the early stage nature of our Company.

We anticipate that the evaluation and selection of a business opportunity will be a complex and uncertain process. Business opportunities that we believe are in the best interests of the Company and its shareholders may be scarce, or we may be unable to obtain the businesses we identify as viable for our objectives, including due to competitive forces in the marketplace beyond our control. There can be no assurance that we will be able to locate compatible business opportunities for the Company. See “Item 1A - Risk Factors.”

Competition and Market Conditions

We will face substantial competition in our efforts to identify and pursue a business venture. The primary source of competition is expected to be from other companies organized and funded for similar purposes, including small venture capital firms, blank check companies, and wealthy investors, many of which may have substantially greater financial and other resources than we do. In light of our limited financial and human resources, we anticipate being at a competitive disadvantage compared to many of our competitors in our efforts to obtain an operating business or assets necessary to commence our operations in a new field. Additionally, with the economic downturn caused by the coronavirus pandemic, many venture capital firms and similar firms and individuals have been seeking to acquire businesses at discounted rates, and we may therefore face additional competition and resultant difficulty obtaining a business on favorable terms or at all, at least until such time as the economy recovers. This disadvantage may also be heightened by the reality that our current sole asset is less liquid than cash, and many of our competitors have cash on hand for the purpose of making offers to purchase operating businesses. We expect to begin selling our Ecoark common stock on or after September 27, 2020, subject to market conditions. Further, even if we are successful in obtaining a business or assets for new operations, we expect there to be enhanced barriers to entry in the marketplace in which we decide to operate as a result of reduced demand and/or increased raw material costs caused by the pandemic and other economic forces that are beyond our control.

Regulation

As of the date of this Report, we voluntarily file certain reports under the Securities Exchange Act of 1934 (the “Exchange Act”), because our sole asset is shares of common stock of another corporation, we are an investment company as such term is defined by the Investment Company Act and, as such, are subject to certain rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to such entities. We may be required to make significant expenditures to be compliant with these regulations, including disclosure requirements, until such time as we are no longer subject to them.

Depending on the direction management decides to take and a business or businesses we may acquire in the future, we may become subject to other laws or regulations that require us to make material expenditures on compliance including the increasing state level regulation of privacy. Any such requirements could require us to divert significant human and capital resources on compliance, which could have an adverse effect on our future operating results.

Employees

As of the date of this Report, we have one employee, our Chief Executive Officer.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. Investors should carefully consider the following Risk Factors before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our financial condition. If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of our common stock could decline.

Risks Relating to Our Business and Financial Condition

Because our sole asset consists of 1 million shares of Ecoark common stock, which is traded on the OTCQB, an illiquid market, we may not realize the expected benefits after we begin to sell the shares.

While we intend to liquidate as promptly as possible the 1 million shares of common stock of Ecoark common stock that represents our sole material asset, we may not realize the benefits we expect due to a number of factors including:

●	The OTCQB is generally not a liquid market although Ecoark has traded actively;

●	The market price for Ecoark common stock has substantially declined in the month of September falling from a closing price of $3.16 on September 1, 2020 to $2.20 as of September 30, 2020;

●	We have no control over the market price of Ecoark and our only option is be patient, but we must either sell all shares prior to March 27, 2021 to avoid the very onerous 1940 restrictions or acquire another business by that date;

●	Our investment is subject to all of the risks that the stock market poses for larger companies, except that in a falling stock market, the OTCQB may be more volatile than major stock exchanges where larger, more established issuers which trade;

●	The political risk that the U.S. presidential election may have generally and on companies like Ecoark that have significant oil and gas assets; and

●	The risks we summarize relating to our common stock which all apply to Ecoark common stock.

We currently have no operations, and investors therefore have no basis on which to evaluate the Company’s future prospects.

We currently have no operations and will be reliant upon a merger with or acquisition of an operating business to commence operations and generate revenue. Because we have no operations or have not generated revenues since we divested our operating subsidiaries on March 27, 2020, investors have no basis upon which to evaluate our ability to achieve our business objective of locating and completing a business combination with a target business. We have no current arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination in a reasonable timeframe, on reasonable terms or at all. If we fail to complete a business combination as planned, we will never generate any operating revenues.

Because we became an inadvertent investment company when we sold Banner Midstream on March 27, 2020, we have until March 27, 2021 to cease being an investment company under the 1940 Act or we will have to comply with the onerous provisions of the 1940 Act which as a practical matter we will not be able to do.

When we sold Banner Midstream on March 27, 2020 and our principal asset became Ecoark common stock, we became an investment company under the 1940 Act. Once Ecoark common stock becomes 40% or less of our total assets (exclusive of Government securities and cash items), we will no longer be an “investment company” under the 1940 Act. But the value of the stock fluctuates so we will need some cushion. Moreover, we will need to be very careful where we deposit and how we use our cash that we generate from the sale of Ecoark common stock. While bank deposits are not investment securities, money market accounts with a money market fund are securities and included in the test. If our management is not careful, we can trip the investment company test. If we acquire an operating business prior to March 27, 2021, that will solve our potential problem. Compliance with the 1940 Act is very expensive and as a practical matter we will not be able to comply.

We may face difficulties or delays in our search for a business combination, and we may not have access to sufficient capital to consummate a business combination.

We may face difficulty identifying a viable business opportunity or negotiating or paying for any resulting business combination. Economic factors that are beyond our control, including the COVID-19 pandemic and consequent economic downturn, as well as increased competition for acquisitions of operating entities that we expect to encounter as a result thereof, may hinder our efforts to locate and/or obtain a business that is suitable for our business goals at a price we can afford and on terms that will enable us to sufficiently grow our business to generate value to our shareholders. We have limited capital, and we may not be able to take advantage of any available business opportunities on favorable terms or at all due to the limited availability of capital. There can be no assurance that we will have sufficient capital to provide us with the necessary funds to successfully develop and implement our plan of operation or acquire a business we deem to be appropriate or necessary to accomplish our objectives, in which case we may be forced to terminate our business plan and your investment in the Company could become worthless.

If we are not successful in acquiring a new business and generating material revenues, it would have a material adverse effect on our business.

If we are not successful in developing a viable business plan and acquiring a new business through which to implement it, our investors’ entire investment in the Company could become worthless. Even if we are successful in combining with or acquiring the assets of an operating entity, we can provide no assurances that the Company will be able to generate significant revenue therefrom in the short-term or at all or that investors will derive a profit from their investment. While we believe the proceeds from a sale of our Ecoark common stock to be necessary for us to acquire a business and commence operations, we cannot guarantee that we will be successful in consummating such sale or that proceeds from a sale will be sufficient for us to acquire an attractive target candidate, establish material revenue or become profitable. If we are not successful, our investors may lose their entire investment.

If we cannot manage our growth effectively, we may not become profitable.

Businesses, including development stage companies such as ours and/or any operating business or businesses we may acquire, often grow rapidly and tend to have difficulty managing their growth. If we are able to acquire an operating business, we will likely need to expand our management team and other key personnel by recruiting and employing experienced executives and key employees and/or consultants capable of providing the necessary support.

We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Because we have limited capital, we may need to raise additional capital in the future by issuing debt or equity securities, the terms of which may dilute our current investors and/or reduce or limit their liquidation or other rights.

Even if we can sell a material quantity of the shares of Ecoark common stock held by us at favorable prices, we may require additional capital to acquire a business. We may not be able to obtain additional capital when required. Future business development activities, as well as administrative expenses such as salaries, insurance, general overhead, legal and compliance expenses and accounting expenses will require a substantial amount of additional capital.

The terms of securities we issue in future capital transactions may be more favorable to new investors, and may include liquidation preferences, superior voting rights or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. Any additional capital raised through the sale of equity securities will likely dilute the ownership percentage of our shareholders. Additionally, any debt securities we issue would likely create a liquidation preference superior that of our current investors and, if convertible into shares of common stock, would also pose the risk of dilution.

We may be unable to obtain necessary financing if and when required.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both in general and in the particular industry or industries in which we may choose to operate), our limited operating history and current lack of operations, the national and global economies and the condition of the market for microcap securities. Further, economic downturns such as the current global depression caused by the COVID-19 pandemic may increase our requirements for capital, particularly if such economic downturn persists for an extended period of time or after we have acquired an operating entity, and may limit or hinder our ability to obtain the funding we require. If the amount of capital we are able to raise from financing activities, together with any revenues we may generate from future operations, is not sufficient to satisfy our capital needs, we may be required to discontinue our development or implementation of a business plan, cancel our search for business opportunities, cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms. If any of the foregoing should happen, our shareholders could lose some or all of their investment.

Because we are still developing our business plan, we do not have any agreement for a business combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with any specific entity. We may not be successful in identifying and evaluating a suitable acquisition candidate or in consummating a business combination. We have not selected a particular industry or specific business within an industry for a target company. We have not established specific metrics and criteria we will look for in a target company, and if and when we do we may face difficulty reaching a mutual agreement with any such entity, including in light of market trends and forces beyond our control. Given our early-stage status, there is considerable uncertainty and therefore inherent risk to investors that we will not succeed in developing and implementing a viable business plan.

The COVID-19 pandemic could materially adversely affect our financial condition, future plans and results of operations.

This COVID-19 pandemic has had a significant adverse effect on the economy in the United States and on most businesses. The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the pandemic and government action in response thereto impose limitations on our operations or result in a prolonged economic recession or depression, the Company’s development and implementation of its business plan and our ability to commence and grow our operations, as well as our ability to generate material revenue therefrom, will be hindered, which would have a material negative impact on the Company’s financial condition and results of operations.

Because we are dependent upon Richard Horgan, our Chief Executive Officer and sole director to manage and oversee our Company, the loss of him or any difficulty hiring or retaining other key personnel could adversely affect our plan and results of operations.

We currently have a sole director and officer, Richard Horgan, who manages the Company and is presently evaluating a viable plan for our future operations. We will rely solely on his judgment in connection with selecting a target company and the terms and structure of any resulting business combination. In order to be successful, we will need to obtain key personnel to assist Mr. Horgan in his efforts to develop and implement the Company’s business plan. We may be unable to obtain such personnel prior to acquiring a business or at all. Competition in the market for the human resources that we expect we will need is intense, and we may have difficulty procuring adequate employees and/or consultants without investing significant financial resources on their salaries, fees, or other compensation. Further, given our current search for a business opportunity, we may have to delay hiring additional personnel until such time as we have sufficient capital to meet both the required amounts to make attractive offers to operating entities and to fund our future operations. The loss of our Chief Executive Officer, or any difficulty or inability to procure other qualified personnel, could delay or prevent the achievement of our business objectives, which could have a material adverse effect upon our results of operations and financial position.

Because we lack a controlling shareholder, if Mr. Horgan were unavailable we may be unable to cause the Company to elect a replacement director. In that event we would cease operations.

In addition, the officers and directors of an acquisition candidate may resign upon completion of a combination with their business. The departure of a target’s key personnel could negatively impact the operations and prospects of our post-combination business. The role of a target’s key personnel upon the completion of the transaction cannot be ascertained at this time. Although we contemplate that certain or all members of a target’s management team may remain associated with the target following a change of control thereof, there can be no assurance that all of such target’s management team will decide to remain in place. The loss of key personnel, either before or after a business combination and including management of either us or a combined entity could negatively impact the operations and profitability of our business.

Risks Related to a Potential Business Acquisition

We may encounter difficulty locating and consummating a business combination, including as a result of the competitive disadvantages we have.

We expect to face intense competition in our search for a revenue-producing business to combine with or acquire. Given the current economic climate, venture capital firms, larger companies, blank check companies such as special purpose acquisition companies and other investors are purchasing operating entities or the assets thereof in high volumes and at relatively discounted prices. These parties may have greater capital or human resources than we do and/or more experience in a particular industry within which we choose to search. Most of these competitors have a certain amount of liquid cash available to take advantage of favorable market conditions for prospective business purchaser such as those caused by the recent pandemic. Any delay or inability to locate, negotiate and enter into a business combination as a result of the relative illiquidity of our current asset or other disadvantages we have relative to our competitors could cause us to lose valuable business opportunities to our competitors, which would have a material adverse effect on our business.

We may expend significant time and capital on a prospective business combination that is not ultimately consummated.

The investigation of each specific target business and any subsequent negotiation and drafting of related agreements, SEC disclosure and other documents will require substantial amounts of management’s time and attention and material additional costs in connection with outsourced services from accountants, attorneys and other professionals. We will likely expend significant time and resources searching for, conducting due diligence on, and negotiating transaction terms in connection with a proposed business combination that may not ultimately come to fruition. In such event, all of the time and capital resources expended by the Company in such a pursuit may be lost and unrecoverable by the Company or its shareholders. Unanticipated issues which may be beyond our control or that of the seller of the applicable business may arise that force us to terminate discussions with a target company, such as the target’s failure or inability to provide adequate documentation to assist in our investigation, a party’s failure to obtain required waivers or consents to consummate the transaction as required by the inability to obtain the required audits, applicable laws, charter documents and agreements, the appearance of a competitive bid from another prospective purchaser, or the seller’s inability to maintain its operations for a sufficient time to allow the transaction to close. Such risks are inherent in any search for a new business and investors should be aware of them before investing in an enterprise such as ours.

Conflicts of interest may arise between us and our shareholders, directors, or management, which may have a negative impact on our ability to consummate a business combination or favorable terms or generate revenue.

Our Chief Executive Officer, Mr. Horgan, is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and other businesses in which he is or may be involved. We do not intend to have any full-time employees prior to the consummation of a business combination. Mr. Horgan is not obligated to contribute any specific number of hours to our affairs, and he may engage in other business endeavors during his employment with the Company. If any of his other business affairs require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

Although no determination has been made as to the industry in which we intend to search or the operating business that we may obtain, it is possible that we obtain an operating company in which a director or officer of the Company has an ownership interest in or that he or she is an officer, director or employee of. If we do obtain any business affiliated with an officer or director, such business combination may be on terms other than what would be arrived at in an arms-length transaction. If any conflict of interest arises, it could adversely affect a business combination or subsequent operations of the Company, in which case our shareholders may see diminished value relative to what would have been available through a transaction with an independent third party.

We may engage in a business combination that causes tax consequences to us and our shareholders.

Federal and state tax consequences will, in all likelihood, be a significant factor in considering any business combination that we may undertake. Under current federal law, such transactions may be subject to significant taxation to the buyer and its shareholders under applicable federal and state tax laws. While we intend to structure any business combination so as to minimize the federal and state tax consequences to the extent practicable in accordance with our business objectives, there can be no assurance that any business combination we undertake will meet the statutory or regulatory requirements of a tax-free reorganization or similar favorable treatment or that the parties to such a transaction will obtain the tax treatment intended or expected upon a transfer of equity interests or assets. A non-qualifying reorganization, combination or similar transaction could result in the imposition of significant taxation, both at the federal and state levels, which may have an adverse effect on both parties to the transaction, including our shareholders.

It is unlikely that our shareholders will be afforded any opportunity to evaluate or approve a business combination.

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and bylaws do not afford our shareholders with the right to approve such a transaction. Accordingly, our shareholders will be relying almost exclusively on the judgement of our Board and Chief Executive Officer and any persons on whom they may rely with respect to a potential business combination. In order to develop and implement our business plan, may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

Because our search for a business combination is not presently limited to a particular industry, sector or any specific target businesses, prospective investors will be unable to evaluate the merits or risks of any particular target business’ operations until such time as they are identified and disclosed.

We are still determining the Company’s business plan, and we may seek to complete a business combination with an operating entity in any number of industries or sectors. Because we have not yet selected or approached any specific target business, prospective investors currently have no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition, prospects or other metrics or qualities they deem appropriate in considering to invest in the Company. Further, if we complete a business combination, we may be affected by numerous risks inherent in the operations of the business we acquire. For example, if we acquire a financially unstable business or an entity lacking an established operating history, we may be affected by the risks inherent in the business and operations of a new business or a development stage entity. Although our management intends to evaluate and weigh the merits and risks inherent in a particular target business and make a decision based on the Company and its shareholders’ interests, there can be no assurance that we will properly ascertain or assess all the significant risks inherent in a target business, that we will have adequate time to complete due diligence or that we will ultimately acquire a viable business and generate material revenue therefrom. Furthermore, some of these risks may be outside of our control and leave us with no ability to reduce the likelihood that those risks will adversely impact a target business or mitigate any harm to the Company caused thereby. Should we select a course of action, or fail to select a course of action, that ultimately exposes us to unknown or unidentified risks, our business will be harmed and you could lose some or all of your investment.

Past performance by our management and their affiliates may not be indicative of future performance of an investment in us.

While our Chief Executive Officer has experience in advising public and private companies, his past performance, the performance of other entities or persons with which he is involved, or the performance of any other personnel we may retain in the future will not necessarily be an indication of either (i) that we will be able to locate a suitable candidate for our initial business combination or (ii) the future operating results of the Company including with respect to any business combination we may consummate. You should not rely on the historical record of him or any other of our personnel or their affiliates’ performance as indicative of our future performance or that an investment in us will be profitable. In addition, an investment in the Company is not an investment in any entities affiliated with our management or other personnel. While management intends to endeavor to locate a viable business opportunity and generate shareholder value, there can be no assurance that we will succeed in this endeavor.

We may seek business combination opportunities in industries or sectors that are outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive opportunity for the Company. Although management intends to endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all the significant risks, or that we will accurately determine the actual value of a prospective operating entity to acquire. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s ability to evaluate and make decisions on behalf of the Company may be limited, or we may make material expenditures on additional personnel or consultants to assist management in the Company’s operations. Investors should be aware that the information contained herein regarding the areas of our management’s expertise will not necessarily be relevant to an understanding of the business that we ultimately elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risks or strategic opportunities that may arise. Accordingly, any shareholders in the Company following a business combination could suffer a reduction in the value of their shares, and any resulting loss will likely not be recoverable.

We may attempt to complete a business combination with a private target company about which little information is available, and such target entity may not generate revenue as expected or otherwise by compatible with us as expected.

In pursuing our search for a business to acquire, we may seek to complete a business combination with a privately held company. Very little public information generally exists about private companies, and the only information available to us prior to making a decision may be from documents and information provided directly to us by the target company in connection with the transaction. Such documents or information or the conclusions we draw therefrom could prove to be inaccurate or misleading. As such, we may be required to make our decision on whether to pursue a potential business combination based on limited, incomplete or faulty information, which may result in our subsequent operations generating less revenue than expected, which could materially harm our financial condition and results of operations.

Our ability to assess the management of a prospective target business may be limited and, as a result, we may acquire a target business whose management does not have the skills, qualifications or abilities to enable a seamless transition, which could, in turn, negatively impact our results of operations.

When evaluating the desirability of a potential business combination, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our management’s assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities expected. Further, in most cases the target’s management may be expected to want to manage us and replace our Chief Executive Officer. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company or assist with their former entity’s merger or combination into ours, the operations and profitability of the post-acquisition business may be negatively impacted and our shareholders could suffer a reduction in the value of their shares.

Any business we acquire will likely lack diversity of operations or geographical reach, and in such case we will be subject to risks associated with dependence on a single industry or region.

Our search for a business will likely be focused on entities with a single or limited business activity and/or that operate in a limited geographic area. While larger companies have the ability to manage their risk by diversifying their operations among different industries and regions, smaller companies such as ours and the entities we anticipate reviewing for a potential business combination generally lack diversification, in terms of both the nature and geographic scope of their business. As a result, we will likely be impacted more acutely by risks affecting the industry or the region in which we operate than we would if our business were more diversified. In addition to general economic risks, we could be exposed to natural disasters, civil unrest, technological advances, and other uncontrollable developments that will threaten our viability if and to the extent our future operations are limited to a single industry or region. If we do not diversify our operations, our financial condition and results of operations will be at risk.

Changes in laws or regulations, or a failure to comply with the laws and regulations applicable to us, may adversely affect our business, ability to negotiate and complete a business combination, and results of operations.

We are subject to laws and regulations enacted by federal, state and local governments. In addition to the SEC regulations to which we are subject, any business we acquire in the future may be subject to substantial legal or regulatory oversight and restrictions, which could hinder our growth and expend material amounts on compliance. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application by courts and administrative judges may also change from time to time, and any such changes could be unfavorable to us and could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in material defense or remedial costs and/or damages have a material adverse effect on our financial condition.

Risks Related to Our Common Stock

Due to factors beyond our control, our stock price may be volatile.

There is currently a limited market for our common stock, and there can be no guarantee that an active market for our common stock will develop, even if we are successful in consummating a business combination. Further, even if an active market for our common stock develops, it will likely be subject to by significant price volatility when compared to more seasoned issuers. We expect that the price of our common stock will continue to be more volatile than more seasoned issuers for the foreseeable future. Fluctuations in the price of our common stock can be based on various factors in addition to those otherwise described in this Report, including:

●	A prospective business combination and the terms and conditions thereof;

●	The operating performance of any business we acquire, including any failure to achieve material revenues therefrom;

●	The performance of our competitors in the marketplace, both pre- and post-combination;

●	The public’s reaction to our press releases, SEC filings, website content and other public announcements and information;

●	Changes in earnings estimates of any business that we acquire or recommendations by any research analysts who may follow us or other companies in the industry of a business that we acquire;

●	Variations in general economic conditions, including as may be caused by uncontrollable events such as the COVID-19 pandemic and the resulting decline in the economy;

●	Our declaration of a dividend to our shareholders which may occur in the future;

●	The public disclosure of the terms of any financing we disclose in the future;

●	The number of shares of our common stock that are publicly traded in the future;

●	Actions of our existing shareholders, including sales of common stock by our directors and executive officers or by significant investors; and

●	The employment or termination of key personnel.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of whether we can consummate a business combination and of our current or subsequent operating performance and financial condition. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Because trading in our common stock is so limited, investors who purchase our common stock may depress the market if they sell common stock.

Our common stock trades on the OTC Pink Market, the successor to the pink sheets. The OTC Pink Market generally is illiquid and most stocks traded there are of companies that are not required to file reports with the SEC under the Securities Exchange Act of 1934. While we voluntarily file Forms 10-Q and 10-K with the SEC, we are a voluntary filer and not required to file reports with the SEC. Our common stock itself infrequently trades. For example, on September 21, 2020, it traded 53 shares and closed at $0.51. Yahoo Finance reported that the average daily volume was 172 shares. Accordingly, any sales may depress the trading price.

The market price of our common stock may decline if a substantial number of shares of our common stock are sold at once or in large blocks.

Presently the market for our common stock is limited. If an active market for our shares develops in the future, some or all of our shareholders may sell their shares of our common stock which may depress the market price. Further, Rule 144 will not be available if we are deemed to be a “shell” company, unless an exemption from the definition applies. Any sale of a substantial number of these shares in the public market, or the perception that such a sale could occur, could cause the market price of our common stock to decline, which could reduce the value of the shares held by our other shareholders.

Future issuance of our common stock could dilute the interests of our existing shareholders, particularly in connection with an acquisition and any resulting financing.

We may issue additional shares of our common stock in the future. The issuance of a substantial amount of our common stock could substantially dilute the interests of our shareholders. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a subsequent resale by the target company in a business combination which received our common stock as consideration or by investors who has previously acquired such common stock could have an adverse effect on the market price of our common stock.

Because our common stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock, which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTC Pink Market is presently less than $5.00 per share and therefore we are considered a “penny stock” company according to SEC rules. Further, we do not expect our stock price to rise above $5.00 in the foreseeable future. The “penny stock” designation requires any broker-dealer selling our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority (“FINRA”), a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks. The “penny stock” designation may have a depressive effect upon our common stock price.

Because of FINRA sales practice requirements which affect broker-dealers, the market price for our common stock will be adversely affected.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy shares of our common stock, which may limit our shareholders’ ability to buy and sell our common stock and have an adverse effect on the market for our shares. Further, due to FINRA regulation, there are a limited number of broker dealers which will handle penny stocks, which impairs the market and reduces the market price.

Due to recent changes to Rule 15c2-11 under the Exchange Act, our common stock may become subject to limitations or reductions on stock price, liquidity or volume.

On September 16, 2020, the SEC adopted amendments to Rule 15c2-11 under the Exchange Act. This Rule applies to broker-dealers who quote securities listed on over-the-counter markets such as our common stock. The Rule as amended prohibits broker-dealers from publishing quotations on OTC markets for an issuer’s securities unless they are based on current publicly available information about the issuer. When it becomes effective, the amended Rule will also limit the Rule’s “piggyback” exception, which allows broker-dealers to publish quotations for a security in reliance on the quotations of a broker-dealer that initially performed the information review required by the Rule, to issuers with current publicly available information or issuers that are up-to-date in their Exchange Act reports. As of this date, we are uncertain as what actual effect the Rule may have on us.

The Rule changes could harm the liquidity and/or market price of our common stock by either preventing our shares from being quoted or driving up our costs of compliance. There is currently a “stop” sign on OTC Pink for our common stock, which is issued when current material information about an issuer is not made publicly available. Because we are a voluntary filer under Section 15(d) of the Exchange Act and not a public reporting company, the practical impact of these changes is to require us to maintain a level of periodic disclosure we are not presently required to maintain, which would cause us to incur material additional expenses. Further, if we cannot or do not provide or maintain current public information about our company, our stockholders may face difficulties in selling their shares of our common stock at desired prices, quantities or times, or at all, as a result of the amendments to the Rule.

Our shareholders do not have dissenters’ rights with respect to an acquisition of a controlling interest in the Company.

Section 78.378 of the Nevada Revised Statutes allows a corporation to limit the application of the statutory provisions with respect to dissenters’ rights applicable to the acquisition of a controlling interest in a corporation. On August 19, 2015 we amended our bylaws to provide that Section 78.3793 of the Nevada Revised Statutes, Nevada’s dissenters’ rights statute, does not apply to the shareholders of the Company. As a result, any of our shareholders who do not approve a transaction that results in the issuance or transfer of a controlling interest in the Company will not have the rights generally afforded under that provision with respect to such a transaction, including the right to receive payment of the fair value of their shares as provided therein. Therefore, if the acquisition of a controlling interest in the Company were to occur, any of our dissenting shareholders may be left without recourse and may be unable to subsequently sell their shares at the prices they desire or at all.

Because we may issue preferred stock without the approval of our shareholders and have other anti-takeover defenses, it may be more difficult for a third-party to acquire us and could depress our stock price.

Our Board may issue, without a vote of our shareholders, one or more series of preferred stock that have voting rights, liquidation preferences, dividend rights and other rights that are superior to those of our common stock. Any issuance of preferred stock could adversely affect the rights of holders of our common stock in that such preferred stock could have priority over the common stock with respect to voting, dividend or liquidation rights. Further, because we can issue preferred stock having voting rights per share that are greater than the equivalent of one share of our common stock, our Board could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock and/or cause the market price of our common stock shares to drop significantly, even if our business is performing well.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS.

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Report, we are not aware of any other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is not listed on any securities exchange, and is quoted on the OTC Pink Market under the symbol “BANM.” Because our common stock is not listed on a securities exchange and its quotations on OTC Pink are limited and sporadic, there is currently no established public trading market for our common stock.

The following table reflects the high closing sales information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2019 and 2018. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2019:
First Quarter	$3.32	$1.72
Second Quarter	$4.75	$0.53
Third Quarter	$7.59	$1.42
Fourth Quarter	$4.00	$0.26

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2018:
First Quarter	$16.62	$3.56
Second Quarter	$14.25	$0.48
Third Quarter	$5.51	$1.71
Fourth Quarter	$4.56	$1.19

Holders

As of October 1, 2020, there were approximately 136 shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is VStock Transfer, LLC, whose address is 18 Lafayette Place, Woodmere, New York 11598, and whose telephone number is (212) 828-8436.

Dividend Policy

The Company has never paid cash dividends on its common stock. The Company may declare dividends in the future, including potential distributions of proceeds from the sale of shares of Ecoark common stock that the Company currently holds, or a direct distribution of such Ecoark shares to the Company’s shareholders. The Company’s management is currently evaluating a possible sale of these shares and/or distribution of a portion of the proceeds therefrom to its shareholders. Our ability to make dividend payment or other distributions to shareholders will depend on the legal requirements and market conditions which may be beyond our control.

Unregistered Sales of Equity Securities

The following information reflects unregistered securities sold during the period covered by this Report which were not previously disclosed by the Company:

On December 30, 2019, the Company issued 50,000 shares of common stock to Eprodigy LLC for services rendered to the Company valued at $65,000. The transaction was exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our ability to sell the shares of Ecoark common stock held by us, any subsequent distribution of a portion of the proceeds of such sale to our shareholders and the sufficiency and use of any remaining amounts thereafter, our ability to locate and acquire an operating business and the resources and efforts we intend to dedicate to such an endeavor, our development of a viable business plan and commencement of operations, our ability to terminate our status as an “investment company” within a reasonable timeframe or at all, and our ability to locate sources of capital necessary to commence operations or otherwise meet our business needs and objectives. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are summarized in Item 1A. – Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Company Overview

As of about March 31, 2020, we began seeking new business opportunities in the United States after the March 27, 2020 merger with Ecoark. Among other things, we are currently considering selling our shares of common stock in Ecoark, distributing all or a portion of the proceeds to our shareholders or using the proceeds to attract an acquisition target.

We have no revenue, have incurred losses since inception and our only asset is shares of common stock of Ecoark which we acquired in March 27, 2020 in exchange for the sale of our operating subsidiaries. Prior to that transaction, we were engaged in providing equipment and services to businesses in the oil and gas industry, but in connection with the transaction, the Company has terminated its operations.

Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business, rather than immediate, short-term earnings. Our search for a business opportunity is not currently limited to any particular geographical area or industry, except that we are focusing our search to businesses located within the United States.

Plan of Operation

The Company has no operations or revenue as of the date of this Report. We have terminated our operations in the oil and gas industry, and are currently in the process of developing a business plan, including with respect to the disposition of our remaining asset, and the use of the proceeds therefrom to distribute to shareholders and locate a business opportunity in the U.S.

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in consulting both private and public companies in operational processes, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.”

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12 month period we anticipate incurring costs in connection with selling the shares of Ecoark common stock held by us, investigating, evaluating and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business. We anticipate using a portion of the proceeds from the sale of Ecoark common stock to fund these costs and compensate our Chief Executive Officer.

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets, or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

As of the date of this Report, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that we will likely only be able to effect one business combination due to our limited capital. This lack of diversification will likely pose a substantial risk in investing in the Company for the indefinite future, because it will not permit us to offset potential losses from one venture or operating territory against gains from another. The risks we face will likely be heightened to the extent we acquire a business operating in a single industry or geographical region.

We anticipate that the selection of a business combination will be a complex and risk-prone process. Because of general economic conditions, including unfavorable conditions caused by the coronavirus pandemic, rapid technological advances being made in some industries and shortages of available capital, management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated.

Results of Operations For the Year ended December 31, 2019 compared with the Year ended December 31, 2018

The following overview of our results of operations should be read in light of the fact that we recently divested our operating subsidiaries and assets, and have since ceased our operations pending management’s determination of the future direction of the Company, be it by reverse merger or similar business combination or otherwise. This comparison relates to our former business but is included to meet SEC disclosure requirements. Under generally accepted accounting principles we are required to include Banner Midstream as if we owned it on January 1, 2018.

Revenue

We had revenues of $14,715,217 and $8,614,989 for the year ended December 31, 2019 and 2018, respectively. This increase was due to our acquisition of Banner Midstream in November 2019, which was subsequently sold to Ecoark on March 27, 2020. We do not expect to generate material revenue in 2020 following the sale of Banner Midstream.

Operating Expenses

We incurred operating expenses of $5,521,640 and $4,318,003 during the year ended December 31, 2019 and 2018, respectively. The increase in general and administrative expenses was mainly due to the acquisition of additional operating subsidiaries. Because we subsequently sold our operating subsidiaries, we do not expect this trend to be reflective of this line item in the short-term.

Other Expense

Other expense was $4,253,109 and $644,612 during the year ended December 31, 2019 and 2018, respectively. Because we subsequently sold our operating subsidiaries, we do not expect this trend to be reflective of this line item in the short term.

Net Loss

During the years ended December 31, 2019 and 2018, we recorded a net loss of $5,292,936 and $3,708,360, respectively.

Liquidity and Capital Resources

Historically, our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of December 31, 2019, the Company had an accumulated deficit of $9,001,296. We expect our cash balance to temporarily increase if we can successfully sell our shares of Ecoark common stock.

Net Cash used by Operating Activities:

We reported negative cash flow from operations for the years ended December 31, 2019 and 2018 in the amount of $(2,091,610) and $(1,493,866). It is anticipated that we will continue to report negative operating cash flow in future periods, as we have ceased operations and are considering the Company’s next steps. However, given that there are and will continue to be lower expenses until we determine and commence our future operations, the significance of negative cash flows will likely be diminished during that time.

Cash Flows from Investing Activities:

In 2019, net cash provided by investing activities was $6,724 in contrast to using $(2,260,856) of cash in investing activities in 2018.

Cash Flows from Financing Activities:

For the year ended December 31, 2019, net cash provided from financing activities was $2,118,076 compared to $4,283,152 during the year ended December 31, 2018. We expect this decline to continue in fiscal year 2021 until we commence operations, however we may require additional capital to consummate a business combination.

Once we have developed and begun to implement our business plan, management intends to fund our working capital requirements through a combination of proceeds from the sale of Ecoark common stock, if not distributed as a dividend, and future issuances of debt or equity securities as needed. Our working capital requirements are expected to be stable in the short-term and increase in line with completion of an acquisition.

Based upon our current operations, if we are successful in selling the shares of Ecoark common stock, we believe we will have sufficient working capital to fund our operations over more than the next 12 months. If we are able to close a reverse merger, asset purchase or similar transaction to acquire an operating business, it is likely we will need additional capital, including potentially as a condition of closing the acquisition. Because of the inherent uncertainties of the Company at this stage, we cannot be certain as to how much capital we need, if and how we can capital will be raised or the type or quantity of securities we will be required to issue to do so. In connection with a business combination, we may issue a significant number our shares of our common stock or securities convertible or exercisable into our common stock to the target’s shareholders which will be dilutive to our shareholders.

We anticipate that we will incur operating losses during the next 12 months. Our ability to develop and implement our business plan will be subject to a number of risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model; recognition of revenue sources; and the management of growth.

2020 Developments

On March 27, 2020, the Company divested all of its operating subsidiaries in exchange for shares of Ecoark common stock. The Company used a majority of these shares to repay its creditors and as of the date of this Report has 1,000,000 shares of Ecoark common stock as its only asset. In connection with the transaction, the Company has ceased operations and is currently seeking new business opportunities in the U.S., including by means of a reverse merger or asset purchase.

On July 31, 2020 Mr. Richard Horgan became the Company’s sole officer and director and is responsible for managing the Company and determining its future business plan.

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See Item 1A”Risk Factors” for more information.

Off Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2019 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and the other information required by this Item can be found beginning on page F-1.

805 Third Avenue New York, NY 10022 Tel. 212.838.5100 Fax 212.838.2676 www.rbsmllp.com

To the Shareholders and Audit Committee

Banner Energy Services, Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Banner Energy Services, Corp. (The “Company”) as of December 31, 2019 and for the period from inception April 2, 2018 through December 31, 2018, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the year ended December 31, 2019 and for the period from inception April 2, 2018 through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

The Company followed ASC 840 Leases in accounting for leased properties until 2019 when it adopted ASC 842 for its accounting for finance and operating leases in 2019. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2019.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, recurring losses, and negative cash flows that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Subsequent Event

As discussed in Note 13 to the financial statements, on March 27, 2020, the Company sold of its major subsidiary Banner Midstream and substantially all of its operations. That division represents a significant portion of the Company’s total assets and operations. Our opinion is not modified with respect to that matter.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

805 Third Avenue
New York, NY 10022
October 8, 2020.

Banner Energy Services Corp.

Consolidated Balance Sheets

December 31, 2019 and 2018

	2019	2018
Assets
Current assets:
Cash	$226,917	$207,094
Accounts receivable, net	43,845	20,550
Prepaid expenses and other current assets, current portion	522,950	254,740
Total current assets	793,712	482,384
Noncurrent assets:
Prepaid expenses, long-term portion	-	69,375
Fixed assets, net	3,488,993	4,868,275
Right of use assets	779,199	-
Other assets	-	101
Assets of discontinued operations	249,017	290,149
Total noncurrent assets	4,517,209	5,227,900
Total assets	$5,310,921	$5,710,284

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and other current liabilities	$2,198,558	$1,049,284
Accounts payable – related parties	1,862	3,324
Current liabilities of discontinued operations	227,522	276,785
Current portion of lease liability	220,234	-
Current portion of long-term debt	5,412,287	3,423,432
Notes payable – related parties	2,029,492	1,100,000
Total current liabilities	10,089,955	5,852,825

Long-term debt, net of current portion	463,269	1,561,512
Lease liability, net of current portion	566,145	-
Total liabilities	11,119,369	7,414,337

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.0001 par value; 200,000,000 shares authorized, 6,865,853 and 5,668,246 shares issued and outstanding at December 31, 2019 and 2018, respectively	686	567
Additional paid in capital	3,192,162	2,003,740
Accumulated deficit	(9.001,296)	(3,708,360)
Total stockholder’ deficit	(5,808,448)	(1,704,053)
Total liabilities and stockholders’ deficit	$5,310,921	$5,710,284

The accompanying notes are an integral part of the consolidated financial statements.

Banner Energy Services Corp.

Consolidated Statements of Operations

For the Year Ended December 31, 2019 and Period April 2, 2018 (Inception) through December 31, 2018

	2019	2018

Revenue	$14,715,217	$8,614,989
Cost of Sales	10,228,168	7,052,762
Gross Profit	4,487,049	1,562,227
Operating expenses:
Salaries and wages, including stock-based compensation	2,005,050	2,117,285
Selling, general and administrative expenses	3,516,590	2,200,718
Total operating expenses	5,521,640	4,318,003
Operating loss	(1,034,591)	(2,755,776)

Other income (expense):
Bargain purchase gain	-	208,690
Forgiveness of debt	300,643	-
Other income (expense)	(1,099,303)	315,055
Interest expense	(3,454,449)	(1,168,357)
Total other income (expense)	(4,253,109)	(644,612)

Loss from continuing operations before provision for income taxes	(5,287,700)	(3,400,388)
Provision for income taxes	-	-
Loss from continuing operations	(5,287,700)	(3,400,388)
Loss from discontinued operations	(5,236)	(307,972)

Net loss	$(5,292,936)	$(3,708,360)

Net loss per share:
Basic and diluted – continuing operations	$(0.89)	$(0.93)
Basic and diluted – discontinued operations	(0.00)	(0.09)
Net loss per share	$(0.89)	$(1.02)

Weighted average shares outstanding	5,895,534	3,622,057

The accompanying notes are an integral part of the consolidated financial statements.

Banner Energy Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Year ended December 31, 2019 and Period April 2, 2018 (Inception) through December 31, 2018

	Common		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Capital	Payable	Deficit	Total
Balances at April 2, 2018	-	$-	$-	$-	$-	$-

Shares issued to founder	5,326,491	533	(533)	-	-	-
Shares issued for cash in private placement	75,431	7	212,906	-	-	212,913
Shares issued for services	266,325	27	749,973	-	-	750,000
Warrants granted with placement of convertible note	-	-	1,041,394	-	-	1,041,394
Net loss for the period	-	-	-	-	(3,708,360)	(3,708,360)

Balances at December 31, 2018	5,668,246	$567	$2,003,740	$-	$(3,708,360)	$(1,704,053)
Shares issued for services	63,918	6	179,994	-	-	180,000

Shares issued for cash in private placement	197,260	20	355,521	-	-	355,541

Shares issued in reverse merger with Banner Midstream	586,429	58	(58)	-	-	-

Shares issued for secured note	300,000	30	587,970	-	-	588,000

Shares issued for services	50,000	5	64,995	-	-	65,000
Net loss for the year	-	-	-	-	(5,292,936)	(5,292,936)

Balances at December 31, 2019	6,865,853	$686	$3,192,162	$-	$(9,001,296)	$(5,808,448)

The accompanying notes are an integral part of the consolidated financial statements.

Banner Energy Services Corp.

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2019 and Period April 2, 2018 (Inception) through December 31, 2018

	2019	2018

Cash flows from operating activities
Net loss	$(5,287,700)	$(3,400,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	1,336,557	352,836
Gain from settlement	-	(87,731)
Loss from disposal of assets	36,000	314,114
Share based compensation	245,000	750,000
Shares issued for interest expense	588,000	-
Bargain purchase gain	-	(208,690)
Forgiveness of debt	(300,643)	-
Amortization of debt discount	317,532	712,986
Changes in operating assets and liabilities:
Accounts receivable	(23,295)	698,050
Prepaid expenses	(198,835)	(323,251)
Interest of lease liability	(146,188)	-
Amortization of right of use asset	153,369	-
Other assets	101	(202)
Accounts payable and other current liabilities	1,188,491	(301,590)
Net cash used in operating activities	(2,091,610)	(1,493,866)
Cash flows from investing activities
Cash paid for acquisition	-	(303,434)
Proceeds from sale of fixed assets	32,000	-
Purchase of fixed assets	(25,276)	(1,957,422)
Net cash provided by (used in) investing activities	6,724	(2,260,856)
Cash flows from financing activities
Proceeds from issuance of shares	355,541	212,913
Proceeds from notes payable – related parties	155,463	400,000
Proceeds from long-term debt	5,637,823	5,910,573
Payments on long-term debt	(4,030,751)	(2,243,658)
Proceeds (repayments) from related parties	-	3,324
Net cash provided by financing activities	2,118,076	4,283,152
Net cash used in discontinued operations – operating activities	(13,367)	(33,923)
Net cash used in discontinued operations – investing activities	-	(287,413)
Net cash used in discontinued operations	(13,367)	(321,336)
Net increase in cash and cash equivalents	19,823	207,094
Cash and restricted cash – beginning of year	207,094	-
Cash and restricted cash – end of year	$226,917	$207,094

Supplemental schedule of cash flow information
Cash paid for interest	$762,237	$161,123
Cash paid for income taxes	$48,429	$–

Supplemental schedule of non-cash information
Lease liability for right of use assets at inception	$932,567	$-
Debt for payment of convertible note via intermediary	500,000	$-
Payment of convertible note via intermediary	$(500,000)	$-
Original issue discounts on notes payable	$551,504	$301,413
Shares issued in reverse acquisition	$58	$-
Warrant value attached to convertible note payable	$-	$1,041,394
Assets acquired from acquisition of LAH	$-	$4,297,267
Liabilities assumed from acquisition of LAH	$–	$3,785,042

The accompanying notes are an integral part of the consolidated financial statements.

Banner Energy Services Corp.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 1:	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The terms “we,” “us,” “our,” “registrant,” “Banner Energy”, and the “Company” refer to Banner Energy Services, Inc., a Nevada corporation.

Entry into Merger Agreement; Creation of Merger Subsidiary; Closing Conditions for Merger

On November 18, 2019, the Company merged with Banner Midstream Corp., a Delaware corporation (“Banner Midstream”). Banner Midstream has two operating subsidiaries: Pinnacle Frac Transport LLC, a Texas limited liability company (“Pinnacle Frac”) and Capstone Equipment Leasing LLC, a Texas limited liability company (“Capstone”).

On September 26, 2019, the Company entered into an Agreement and Plan of Merger (the “Agreement”) by and among the Company, Banner Midstream and MTB Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), relating to a merger (the “Merger”) between Banner Midstream and Merger Sub. The closing of the Merger which occurred on November 18, 2019, was conditioned on the satisfaction of certain conditions by the various parties, as discussed in more detail below.

In anticipation of the Agreement, on September 23, 2019, the Company formed Merger Sub.

Pursuant to the Agreement, the Merger Sub was merged with and into Banner Midstream, with Banner Midstream being the surviving entity (the “Surviving Entity”). The outstanding shares of Banner Midstream prior to the Merger were converted into the right to receive shares of the Company, on a one-share-for-one-share basis. The shares of Merger Sub owned by the Company were converted into shares of the Surviving Entity, pursuant to which the Surviving Entity will be a wholly owned subsidiary of the Company. The directors and officers of Banner Midstream prior to the closing of the Merger remained the directors and officers of the Surviving Entity following the closing of the Merger. The Merger with Banner Midstream represents a reverse merger, and in accordance with the reverse merger, Banner Midstream is the accounting acquirer and the historical amounts presented prior to the Merger are those of Banner Midstream. The shareholders of Banner Midstream received shares equal to 90% of the outstanding stock of Banner Energy following the Merger.

The Company amended its Articles of Incorporation (the “Amendment”) to effectuate a 1-for-95 reverse stock split of its outstanding shares of common stock (the “Reverse Split”). The Reverse Split became effective November 14, 2019. As a result of the Reverse Split, all share and per share figures contained in the financial statements have been amended to reflect the Reverse Split for the periods presented.

Additionally, immediately following the closing of the Merger, the Company and its secured debt holders finalized an agreement whereby the debt holders took possession of the Company’s biotechnology assets and assumed certain other Company obligations in lieu of payment by the Company of the amounts due in the secured debt instruments.

On March 27, 2020, Banner Midstream was acquired by Ecoark Holdings, Inc., (“Ecoark”) pursuant a Stock Purchase Agreement, dated March 27, 2020 (the “Banner Purchase Agreement”), between Ecoark and Banner Energy. Pursuant to the Banner Purchase Agreement, Ecoark acquired 100% of the outstanding capital stock of Banner Midstream in consideration for 8,945,205 shares of common stock of Ecoark valued at $0.544 per share and assumed approximately $11,774,000 in short-term and long-term debt of Banner Midstream and its subsidiaries.

As of March 27, 2020, Banner Midstream had four operating subsidiaries: Pinnacle Frac, Capstone, White River Holdings Corp., a Delaware corporation (“White River”); and Shamrock Upstream Energy LLC, a Texas limited liability company (“Shamrock”). White River and Shamrock were both acquired on March 27, 2020 by Banner Midstream and were acquired by Ecoark in this transaction, and are engaged in oil and gas exploration, production, and drilling operations on over 10,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi.

Banner Midstream entered into an agreement with Ozark Empire Capital Management (“Ozark”) on June 20, 2018 for 2,130,596 shares for Ozark to manage the executive function of Banner Midstream, raise capital for Banner Midstream, identify and complete acquisitions for Banner Midstream. Banner Midstream is operating as a holding company and acquisition vehicle for an ongoing roll-up of oilfield services companies focused on drilling rig, fracking, and oil and natural gas production services.

Banner Midstream acquired one hundred percent of the issued and outstanding membership interests of Pinnacle Frac for 3,195,894 shares on May 24, 2018. Pinnacle Frac was an Arkansas limited liability company established on January 15, 2018. Pinnacle Frac has three wholly owned subsidiaries, LAH Lease Service LLC (“LAH”), LSQL Truck & Trailer Sales LLC (“LSQL”), and Triumph Energy Services, LLC (“Triumph”) which are Texas limited liability companies. Pinnacle Frac acquired one hundred percent of the issued and outstanding membership interests of LAH and LSQL on April 30, 2018, and subsequently transferred selected operations, employees, equipment, and contracts into Pinnacle Frac. Neither LAH nor LSQL currently have active operations or any assets. Pinnacle Frac acquired one hundred percent of the issued and outstanding membership interests of Triumph on November 6, 2018, and subsequently transferred selected contracts into Pinnacle Frac. Pinnacle Frac commenced operations in May 2018 and is engaged in the business of providing transportation of frac sand and logistics services to major hydraulic fracturing and drilling operators in the domestic United States.

Banner Midstream established Pinnacle Vac Service LLC (“Pinnacle Vac”) a Texas limited liability company on May 8, 2018, with the Company having ownership of one hundred percent of the issued and outstanding membership interests of Pinnacle Vac. Pinnacle Vac is currently structured as a wholly owned subsidiary of the Company. Pinnacle Vac commenced operations in July 2018 and engaged in the business of providing water transportation (“vacuum services”) and roustabout work to major drilling operators and production wells in the United States. As of November 15, 2018, Pinnacle Vac no longer has any active operations or employees. See NOTE 8 – DISCONTINUED OPERATIONS.

Banner Midstream established Capstone as a Texas limited liability company on May 23, 2018, with the Company having ownership of one hundred percent of the issued and outstanding membership interests of Capstone. Capstone is currently structured as a wholly owned subsidiary of the Company. Capstone commenced operations in October 2018 and is engaged in the business of procuring and financing equipment to various oilfield transportation services contractors (“owner-operators”).

History

Prior to the Merger with Banner Midstream, the Company was an early-stage life sciences and technology company pursuing the development of bio-pharmaceuticals to treat autoimmune diseases, which was known as Mount Tam Biotechnologies, Inc.

The following reflected the Company’s post-merger corporate structure (State of Incorporation):

Mount Tam Biotechnologies, Inc., formerly TabacaleraYsidron, Inc. (Nevada)

Mount Tam Biotechnologies, Inc. (Delaware) - Sold October 2018.

Mount Tam Therapeutics, Inc. (Delaware) – Formed October 2018.

The Company is subject to a number of risks, including the need to acquire and successfully operate a new business, the risk of selling its Ecoark common stock and raising capital through equity and/or debt financings. See Item 1A “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

The Company was established in November 2011 under the name TabacaleraYsidron.

On October 18, 2018, the “Company” and Mount Tam (“Mount Tam”), its wholly-owned subsidiary, entered into a stock purchase agreement (the “SPA”) with ARJ Consulting, LLC, a New York limited liability company (the “Buyer”), pursuant to which the Company sold 100% of the capital stock of Mount Tam to the Buyer (the “Sale Transaction”). Prior to the Sale Transaction, the Company caused Mount Tam to transfer certain assets, including the Buck Institute License Agreement, that Mount Tam was holding to another wholly-owned subsidiary of the Company, Mount Tam Therapeutics, Inc., a newly formed Delaware corporation. At the time of the Sale Transaction Mount Tam possessed certain Net Operating Losses and tax credits. Pursuant to the terms of the SPA, the Buyer purchased Mount Tam for a purchase price of $410,000.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). All adjustments considered necessary for a fair presentation have been included. These adjustments consist of normal and recurring accruals, as well as non-recurring charges.

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, all of which have a year end of December 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, fair value of assets held for sale and assets and liabilities acquired, impaired value of equipment and intangible assets, including goodwill, estimates of discount rates in lease, liabilities to accrue, cost incurred in the satisfaction of performance obligations, permanent and temporary differences related to income taxes and determination of the fair value of stock awards. Actual results could differ from those estimates.

Acquisition Accounting

The Company’s acquisitions are accounted for under the acquisition method of accounting whereby purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on fair value. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired is recorded as goodwill. The excess of the fair value of the net assets acquired over the fair value of the consideration conveyed is recorded as a nonoperating gain on acquisition. The statements of operations for the periods presented include the results of operations for each of the acquisitions from the date of acquisition. See NOTE 7 –ACQUISITION.

Customer Concentration and Credit Risk

During 2019 and 2018, one of our customers accounted for approximately 88.0% and 93.5% respectively of our total gross revenues within our core frac sand transportation division. No other customers exceeded 10% of revenues during 2019 and 2018. 86.1% and two customers accounting for 57.3% and 28.8% of accounts receivable at December 31, 2019, and with the customer with the higher balance in 2019 accounting for 100% of accounts receivable at December 31, 2018. The Company believes it will continue to reduce the customer concentration risks by engaging new customers within its core frac sand transportation business and by continuing acquisitions exploration and production (E&P) for diversification purposes.

57% and three vendors account for 20.6%, 18.3%, and 18.1% respectively of accounts payable at December 31, 2019. 37% and, 37% and two different vendors account for 20.6% and 17.2% respectively at December 31, 2018. No other vendors exceeded 10% of accounts payable at December 31, 2019 and 2018.

The Company maintains demand deposits with commercial banks. At times, certain balances held within these accounts may not be fully guaranteed or insured by the U.S. federal government. The uninsured portion of cash are backed solely by the assets of the underlying institution. As such, the failure of an underlying institution could result in financial loss to the Company.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities of three months or less. The Company often maintains cash balances more than the $250,000 FDIC insured limit per account holder. The Company does not consider this risk to be material.

Accounts Receivable

Accounts receivable are comprised of unsecured amounts due from customers that have been conveyed to a factoring agent without recourse. The Company receives an advance from the factoring agent of 98% of the amount invoiced to the customer within one business day. The Company recognizes revenue for 100% of the gross amount invoiced, records an expense for the 2% finance fee charged by the factoring agent, and realizes cash for the 98% net proceeds received. The Company does not record an allowance for bad debts on any amounts that have been factored non-recourse.

The Company, at times, may conduct business with a customer that has not been approved by the factoring agent to be factored with recourse. The Company will record an allowance for bad debts on receivables that have been factored with recourse due to risk of non-collection falling on the Company versus the factoring agent. As of December 31, 2019, and 2018, all receivables were factored without recourse, so the Company did not record an allowance for doubtful accounts. The factoring agent has the ability to hold various receivables into a reserve account due to various reasons such as documentation errors or customer disputes. As of December 31, 2019, and 2018, the Company had a factoring agent reserve balance of $0 and ($12,100) so a contra asset for that reserve was recorded against the Company’s accounts receivable balances.

Property and Equipment and Long-Lived Assets

Property and equipment is stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, of ten years for all property and equipment, except leasehold improvements which are depreciated over the term f the lease, which is shorter than the estimated useful life of the improvements.

ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company reviews recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

ASC 360-10 addresses criteria to be considered for long-lived assets expected to be disposed of by sale. Six criteria are listed in ASC 360-10-45-9 that must be met in order for assets to be classified as held for sale. Once the criteria are met, long-lived assets classified as held for sale are to be measured at the lower of carrying amount or fair value less costs to sell.

The Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1. Significant underperformance relative to expected historical or projected future operating results;

2. Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

3. Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company tested the carrying value of its long-lived assets for recoverability during the year ended December 31, 2019 and period April 2, 2018 (Inception) through December 31, 2018, and there was impairment recorded in the amount of $525,693 for the year ended December 31, 2019.

Accrued Expenses

To prepare its financial statements, the Company estimates accrued expenses. The accrual process involves reviewing open contracts, communicating with personnel to identify services that have been performed on behalf of the Company and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known to the Company at that time. Although the Company does not expect the estimates to be materially different from amounts actually incurred, if the estimates of the status and timing of services performed differs from the actual status and timing of services performed, the Company may report amounts that are too high or too low in any particular period. Historically, the estimated accrued liabilities have approximated actual expenses incurred. Subsequent changes in estimates may result in a material change in the accruals.

Fair Value Measurements

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets.

Level 2: Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying values of the Company’s financial instruments such as cash, accounts payable, and accrued expenses approximate their respective fair values because of the short-term nature of those financial instruments.

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.

The Company accounts for a contract when it has been approved and committed to, each party’s rights regarding the goods or services to be transferred have been identified, the payment terms have been identified, the contract has commercial substance, and collectability is probable. Revenue is generally recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements.

Revenue under master service agreements is recorded upon the performance obligation being satisfied. Typically, the satisfaction of the performance obligation occurs upon the frac sand load being delivered to the customer site and this load being successfully invoiced and accepted by the Company’s factoring agent.

The Company accounts for contract costs in accordance with ASC Topic 340-40, Contracts with Customers. The Company recognizes the cost of sales of a contract as expense when incurred or at the time a performance obligation is satisfied. The Company recognizes an asset from the costs to fulfil a contract only if the costs relate directly to a contract, the costs generate or enhance resources that will be used in satisfying a performance obligation in the future and the costs are expected to be recovered. The incremental costs of obtaining a contract are capitalized unless the costs would have been incurred regardless of whether the contract was obtained.

Cost of sales for Pinnacle Frac includes all direct expenses incurred to produce the revenue for the period. This includes, but is not limited to, direct employee labor, direct contract labor and fuel.

Income Taxes

The Company provides for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Codification Number (“ASC”) 740, “Accounting for Income Taxes.” ASC 740 requires the use of an asset and liability approach in accounting for income taxes. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. In accordance with ASC 740, the Company must evaluate its tax positions and determined that there was no tax loss carryforward and no deferred tax assets or deferred tax liabilities at December 31, 2019 and 2018.

Share-Based Payment Arrangements

The Company has accounted for stock-based compensation arrangements in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718”). This guidance addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as well as share grants and other awards issued to employees and non-employees under free-standing arrangements. These awards are recorded at costs that are measured at fair value on the awards’ grant dates, based on the estimated number of awards that are expected to vest and will result in charges to operations.

Leases

The Company followed ASC 840 Leases in accounting for leased properties until 2019 when it adopted ASC 842 for its accounting for finance and operating leases in 2019. As of December 31, 2019, the Company leased office and production facilities for terms typically ranging from three to five years. Rent escalations over the term of a lease are considered at the inception of the lease such that the monthly average for all payments is recorded as straight-line rent expense with any differences recorded in accrued liabilities.

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented, so only basic weighted average number of common shares are used in the computations.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Going Concern

The Company concluded that its negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements are issued.

Management believes that with the Company being acquired by Ecoark on March 27, 2020 as discussed below, this will result in sufficient capital to sustain operations for the next 12 months. Even though management believes this plan will allow the Company to continue as a going concern, there are no guarantees to the successful execution of this plan.

These consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

On March 27, 2020, Banner Midstream was acquired by Ecoark for 8,945,205 shares of common stock, and Ecoark assumed all of the debt of the Company. As of September 2020, the Company retained the 1,000,000 shares of Ecoark common stock.

Impact of COVID-19

Any initial impact from COVID-19 occurred prior to the sale of Banner Midstream to Ecoark on March 27, 2020.,. While it is not possible at this time to estimate the impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments could disrupt the operation of the Company’s business. The principal effect will be to reduce the number of potential acquisition targets. At the same time, deterioration in the economy may or may not reduce the cost of any acquisition. This is largely dependent upon whether the number of competitors remains level, or decreases. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on the Company’s potential to conduct financings on terms acceptable to the Company, if at all. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus, the actions to contain its impact, and the extent and duration of economic downturns resulting therefrom.

NOTE 2: REVENUE

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2019. No cumulative adjustment to members equity was required, and the adoption did not have a material impact on our financial statements, as no material arrangements prior to the adoption were impacted by the new pronouncement.

The following table disaggregates the Company’s revenue by major source for the year ended December 31, 2019 and period April 2, 2018 (Inception) through December 31, 2018:

	2019	2018
Revenue:
Transportation and logistics	$13,652,256	$8,418,966
Equipment rental revenue	923,617	194,788
Fuel rebate	139,344	-
Other revenue	-	1,235
	$14,715,217	$8,614,989

There were no significant contract asset or contract liability balances for all periods presented. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

	2019	2018
Machinery and equipment – Pinnacle Frac Transport	$4,343,242	$4,750,923
Machinery and equipment – Capstone Equipment Leasing	456,622	456,622
Leasehold improvements	25,276	-
Accumulated depreciation and impairment	(1,336,147)	(339,270)
Property and equipment, net	$3,488,993	$4,868,275

Machinery and equipment with a net book value of $1,741,365 was recorded at the time of the acquisition of LAH Lease Service on April 30, 2018. Depreciation expense net of disposals from inception to December 31, 2018 was $339,270, and loss on disposal of assets was $314,114.

Depreciation expense for the year ended December 31, 2019 was $483,183 and impairment expense on fixed assets of $525,693. Loss on disposal via assets sold was $36,000, while loss on disposal via assets impaired or taken out of service was $327,682.

NOTE 4: LONG-TERM DEBT

Long-term debt consisted of the following as of December 31:

	2019	2018
Senior secured bridge loan (a)	$1,666,667	$3,534,475
Note payable – working capital (b)	200,000	-
Note payable – LAH 1 (c)	110,000	110,000
Note payable – Unsecured note payable (d)	500,000	-
Merchant Cash Advance (MCA) loan –1 (e)	266,786	-
MCA loan – 2 (f)	347,222	-
MCA loan - 3 (g)	135,417	-
Note payable – Alliance Bank (h)	1,368,500	-
Commercial loan – Pinnacle Frac – Firstar Bank (i)	999,692	1,261,517
Auto loan 1 – Pinnacle Vac – Firstar Bank (j)	42,155	52,260
Auto loan 2 – Pinnacle Frac – Firstar Bank (k)	55,532	68,496
Auto loan 3 – Pinnacle Vac – Ally Bank (l)	44,435	53,508
Auto loan 4 – Pinnacle Vac – Ally Bank (m)	45,824	51,398
Auto loan 5 – Pinnacle Vac – Ally Bank (n)	45,629	51,649
Auto loan 6 – Capstone – Ally Bank (o)	248,269	301,148
Tractor Loan 7 – Capstone – Tab Bank (p)	111,717	130,314
Total long-term debt	6,187,845	5,614,765
Less: debt discount	(312,289)	(629,821)
Less: current portion	(5,412,287)	(3,423,432)
Long-term debt, net of current portion	$463,269	$1,561,512

(a)	On November 21, 2019, the Company entered into a senior secured convertible note for $1,666,667 with an original issue discount of $204,230 ($182,295 at December 31, 2019). The note bears interest at the rate of 10% per annum and is due on November 15, 2020. The Company also issued 300,000 shares of common stock to the lender upon issuance. The Company’s previous senior secured note holders agreed to waive $261,500 of outstanding principal and $39,143 in remaining interest on their note at the request of the new senior lender to facilitate the successful closure of the transaction. Accrued interest on the note was $18,519 as of December 31, 2019.

(b)	An unrelated third-party advanced $200,000 to the Company. These amounts were due April 15, 2020 and bears interest at 14% interest per annum. Accrued interest on this note as of December 31, 2019 is $3,392.

(c)	Unsecured note payable previously issued April 2, 2018 which was assumed by the Company in the acquisition of a previous entity. The amount is past due and bears interest at 15% per annum. Accrued interest at December 31, 2019 is $18,188.

(d)	Unsecured notes payable issued in October 2019 to two unrelated third parties at 12% interest. There are two notes to this party in total. Accrued interest on these notes at December 31, 2019 is $10,795.

(e)	Merchant cash advance loan. Accrued interest on this note at December 31, 2019 is $104,119.

(f)	Merchant cash advance loan. Accrued interest on this note at December 31, 2019 is $135,417.

(g)	Merchant cash advance loan. Accrued interest on this note at December 31, 2019 is $40,625.

(h)	Original interest only loan dated June 14, 2019 with an original maturity date of April 14, 2020. The Company extended this loan at 4.95% with a new maturity date of April 14, 2025. Debt discount on this loan at December 31, 2019 was $129,994.

(i)	Original loan date of February 28, 2018, due July 28, 2020 at an interest rate of the Wall Street Journal Prime Rate adjusting annually on the anniversary of the note for $1,428,132 for 18 tractor trucks maturing on February 28, 2020. The note is secured by the collateral purchased and accrues interest annually at 4.50% with principal and interest payments due monthly.

(j)	On July 20, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $56,300 for a service truck maturing July 20, 2023. The note is secured by the collateral purchased and accrued interest annually at 6.50% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2019.

(k)	On August 3, 2018, Pinnacle Frac Transport entered into a long-term secured note payable for $72,669 for a service truck maturing August 3, 2023. The note is secured by the collateral purchased and accrued interest annually at 6.50% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2019.

(l)	On July 18, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $55,525 for a service truck maturing August 17, 2024. The note is secured by the collateral purchased and accrued interest annually at 9.00% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2019.

(m)	On July 26, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $53,593 for a service truck maturing September 9, 2024. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2019.

(n)	On July 26, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $55,268 for a service truck maturing September 9, 2024. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2019.

(o)	On November 5, 2018, Capstone entered into four long-term secured notes payable for $139,618 maturing on November 5, 2021. The notes are secured by the collateral purchased and accrued interest annually at rates ranging between 6.89% and 7.87% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2019.

(p)	On November 7, 2018, Capstone entered into a long-term secured note payable for $301,148 maturing on November 22, 2023. The note is secured by the collateral purchased and accrued interest annually at 10.25% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2019.

In addition, on September 28, 2018 the Company repaid a short-term senior secured note payable, originally due July 31, 2018, for $1,536,437. This note was issued on April 30, 2018 with interest accruing at 10% annually with interest due upon maturity. The note principal and all accrued interest totaling $55,891 were paid in full on September 28, 2018.

The Company incurred interest expense of $2,866,449 and $1,168,357 for the year ended December 31, 2019 and period April 2, 2018 (Inception) through December 31, 2018, respectively.

The following is a list of maturities (net of discount) as of December 31:

2020	$5,412,287
2021	197,936
2022	123,586
2023	117,389
2024	24,358
$5,875,556

NOTE 5: NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties consisted of the following as of December 31:

	2019	2018
Note - Director (a)	$631,492	$77,000
Notes - Director (b)	1,080,500	968,000
Note – Director (c)	250,000	-
Note – Officer (d)	67,500	55,000
Total Notes Payable – Related Parties	2,029,492	1,100,000
Less: Current Portion of Notes Payable – Related Parties	(2,029,492)	(1,100,000)
Long-term debt, net of current portion	$-	$-

(a)	A director advanced $234,000 in four notes ($474,492) and in advances ($157,000) to the Company. One of the note amounts is past due and bears interest at 10% per annum. Accrued interest at December 31, 2019 is $39,365.

(b)	A director advanced $1,080,500 in four separate notes to the Company. Two of these amounts are past due and these notes are due at various times through December 2020 and bear interest at 10-15% interest per annum. Accrued interest on these notes as of December 31, 2019 is $153,560.

(c)	On January 16, 2019, the Company entered into a short-term junior secured promissory note payable with a director for $250,000 maturing on June 15, 2019, extended to December 16, 2019, and further extended to June 30, 2020. The note accrues interest annually at 10% and has a subordinated security interest to the senior secured convertible note payable entered into on August 24, 2018. Accrued interest at December 31, 2019 is $19,041.

(d)	An officer of the Company advanced $67,500 in two notes. This amount is due July 2020 and bears interest at 10-15% interest per annum. Accrued interest on these notes as of December 31, 2019 is $14,786.

The Company incurred interest expense of $129,036 and $97,718 for the year ended December 31, 2019 and period April 2, 2018 (Inception) through December 31, 2018, respectively.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has authority to issue up to 200,000,000 shares, par value $0.0001 per share. Our shareholders approved an increase in the authorized number of shares from 100,000,000 to 200,000,000 in May 2018. As of December 31, 2019, there were 6,865,853 shares of the Company’s common stock issued and outstanding. On November 14, 2019, the Company completed a 1 for 95 reverse stock split. All shares and per share figures have been retroactively adjusted to account for this reverse split and reverse acquisition.

The Company issued in total 5,326,491 shares of restricted common stock for one hundred percent of the issued and outstanding membership interest of Pinnacle Frac Transport LLC on May 24, 2018 and on June 20, 2018 as a part of a management agreement with Ozark Empire Capital Management to manage the executive function of the Company, raise capital for the Company, identify and complete acquisitions for the Company, and lead the Company’s effort to file to go public. The Company issued an additional 75,431 shares of restricted common stock in September through December 2018 for proceeds totaling $212,913 to various high net worth accredited investors as a part of an equity financing round. The Company issued an additional 266,325 shares of restricted common stock in October through December 2018 to various advisors representing the Company for business development, for a total $750,000.

The Company issued an additional 197,260 shares of common stock in January through April 2019 for proceeds totaling $355,541 to various high net worth accredited investors as a part of an equity financing round.

On February 1, 2019 and on April 1, 2019, the Company issued 63,918 total to an advisor representing the Company for business development valued at $180,000.

During the year ended December 31, 2019, the Company issued 586,429 shares for the acquisition of Banner Midstream; 300,000 shares for the entering into a secured note payable valued at $588,000 and 50,000 shares issued for services rendered valued at $65,000.

Stock Options

The Company’s Board of Directors approved the adoption of the 2016 Stock-Based Compensation Plan (the “2016 Plan”) on May 12, 2016. A majority of the stockholders approved the 2016 Plan by written consent on June 27, 2016. A copy of the 2016 Plan is included as Exhibit A to the Company’s Information Statement filed with the SEC on July 11, 2016.

On May 2, 2016, the Company granted options to purchase up to 2,737 shares of Common Stock under the Plan in the aggregate, with an exercise price of $56.05 per share. On December 28, 2018, the Company granted options to purchase up to 51,683 shares of Common Stock under the Plan in the aggregate, with an exercise price of $1.90 per share. Options will vest as per below tables:

Name	Number of Stock Options	Vesting Schedule
Brian Kennedy (Chairman) – 5/2/2016	2,632	Options vesting over 4 years, 25% (658) per year
Juniper Pennypacker – 5/2/2016	105	Options vesting over 4 years, 25% (26 options) per year

Name	Number of Stock Options	Vesting Schedule
Richard Marshak (CEO) – 12/28/2018	37,105	50% vested. Balance vesting over 2 years, 25% (9,276 options) per year
Jim Stapleton (CFO) – 12/28/2018	10,789	50% vested. Balance vesting over 2 years, 25% (2,697 options) per year
Brian Kennedy (Chairman) – 12/28/2018	3,684	50% vested. Balance vesting over 2 years, 25% (921) per year
Juniper Pennypacker – 12/28/2018	105	50% vested. Balance vesting over 2 years, 25% (25 options) per year

On October 2, 2016, the Company granted options to purchase up to 1,421 shares of Common Stock under the Plan in the aggregate, with an exercise price of $38.00 per share. On December 28, 2018, the Company granted options to purchase up to 4,579 shares of Common Stock under the Plan in the aggregate, an exercise price of $1.90 per share. Options will vest as per below tables:

Name	Number of Stock Options	Vesting Schedule
Bryan Cox (consultant) – 10/7/2016	1,053	Options Vesting over 4 years, 25% (263 options) per year
Jim Stolzenbach (consultant) – 10/7/2016	368	Options vesting over 4 years, 25% (92) per year

Name	Number of Stock Options	Vesting Schedule
Bryan Cox (consultant) – 12/28/2018	3,158	50% vested. Balance vesting over 2 years, 25% (789 options) per year
Jim Stolzenbach (consultant) – 12/28/2018	1,421	50% vested. Balance vesting over 2 years, 25% (355) per year

The Company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted during the year ended December 31, 2018. All options stand completely vested on the date of the reverse merger November 18, 2019.

Date of Grant
Expected term (years)	10
Expected volatility	283%
Risk-free interest rate	2.55%
Dividend yield	0%

As summary of option activity under the 2016 Plan as of December 31, 2019 and 2018, and changes during the periods then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2017	68,052	$56.05	8.10
Granted	56,263	1.90	5.00
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Canceled	(63,894)	56.05	8.10
Balance outstanding at December 31, 2018	60,421	$28.50	8.68
Exercisable at December 31, 2018	56,263	$28.50	8.68

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2018	60,421	$28.50	8.68
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Canceled	-	-	-
Balance outstanding at December 31, 2019	60,421	$28.50	7.68
Exercisable at December 31, 2019	60,421	$28.50	7.68

Warrants

On August 10, 2017, the Company entered into a Securities Purchase Agreement with two investors to purchase from the Company 42,510 shares of the Company’s common stock for an aggregate purchase price of $525,000. The investors received a warrant to purchase an additional 5,314 shares at an exercise price of $14.25 per share, and a warrant to purchase an additional 5,314 shares at an exercise price of $19.00 per share. Both warrants have a call provision when the Company’s common stock trades for five consecutive days at a price equal or greater than 500% of the exercise price of each warrant agreement. Both warrant agreements expire August 10, 2022.

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	10,628	$16.625	4.90	$176,683
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2018	10,628	$16.625	3.7	$176,683
Exercisable at December 31, 2018	10,628	$16.625	3.7	$176,683

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	10,628	$16.625	3.7	$176,683
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2019	10,628	$16.625	2.7	$-
Exercisable at December 31, 2019	10,628	$16.625	2.7	$-

NOTE 7: ACQUISITIONS – BANNER MIDSTREAM

LAH Lease Service LLC Acquisition

Banner Midstream made a bargain purchase of $100 for LAH Lease Service LLC, on April 30, 2018, which was insolvent at the time of acquisition. All of the issued and outstanding membership interests of LAH were purchased for a cost of $208,690 below net book value which resulted in the gain on acquisition.

LAH LEASE SERVICE LLC

STATEMENT OF ASSETS AND LIABILITIES

As of April 30, 2018

Assets
Accounts Receivable (net of allowance for uncollectible accounts)	718,600
Machinery & Equipment (net of accumulated depreciation)	1,741,365
Total Assets	$2,459,965
Liabilities
Cash Overdrawn	3,434
Accounts Payable	123,423
Accrued Expenses	1,424,318
Short-term Notes Payable	100,000
Related Party Notes Payable	600,000
Total Liabilities	$2,251,175

Net Book Value	$208,790
Acquisition Purchase Price	100
Gain on Acquisition	$208,690

Pro forma (Unaudited)

Pinnacle Frac acquired one hundred percent of the issued and outstanding membership interests of LAH and LSQL on April 30, 2018, and subsequently transferred selected operations, employees, equipment, and contracts into Pinnacle Frac.

The following unaudited pro forma information presents the combined results of operations as if the acquisitions had been completed on April 30, 2018. The unaudited pro forma results include amortization associated with preliminary estimates for the acquired intangible assets on these unaudited pro forma adjustments.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies, or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

From May 1, 2018 to December 31, 2018	Pinnacle Frac Transport	LAH	LSQL	Total	Dr	Cr	Proforma
Revenues	$8,420,200	$-	$-	$8,420,200	$-		$8,420,200
Net income (loss)	$(1,565,945)	$(372)	$(272)	$(1,566,589)		$(314,114)	$(1,566,589)

From May 1, 2018 to December 31, 2018, the proforma adjustment of $314,114 is for a loss on disposal recorded for the 8 months ended December 31, 2018 for equipment that was acquired and not deemed fit to be placed into service. There was no amortization expense recorded from the acquisition date to December 31, 2018 due to the acquisition being purchased below net book value and no goodwill being recorded.

Reverse Merger with Banner Midstream

On September 26, 2019, the Company executed a reverse merger agreement with Banner Midstream. The Merger closed on November 18, 2019, with Banner Midstream becoming a wholly owned subsidiary of the Company. Under terms of the agreement, Banner Midstream became a subsidiary of the Company. Upon closure of the transaction, the Company executed the 1-for-95 Reverse Split. The Reverse Split and name change to MTB Corp. then Banner Energy took effect November 14, 2019. At the time of closing, shareholders of the Company had a combined ownership position of approximately 10%, and the former Banner Midstream shareholders collectively owned approximately 90% of the outstanding stock. On February 12, 2020, the name from MTB Corp. was changed to Banner Energy Services Corp. On March 27, 2020, Banner Energy Services Corp divested Banner Midstream to Ecoark. See NOTE 13: SUBSEQUENT EVENTS.

NOTE 8: DISCONTINUED OPERATIONS

The Company made the decision to discontinue the operations of its wholly owned subsidiary, Pinnacle Vac, effective October 31, 2018 due to the inability of Pinnacle Vac’s management to develop a sustainable, profitable business model. All of the non-managerial staff of Pinnacle Vac were terminated on October 23, 2018 and all of its oilfield services operations were terminated on October 23, 2018. The managerial staff of Pinnacle Vac was terminated on November 15, 2018 and Pinnacle Vac’s rental facility at Sligo Rd was vacated on November 15, 2018.

Pursuant to ASC 205-20, Presentation of Financial Statements – Discontinued Operations, ASC-20-45-1B, paragraph 360-10-45-15, Pinnacle Vac will be disposed of other than by sale via an abandonment and termination of operations with no intent to classify the entity or assets as Available for Sale. Pursuant to ASC 205-20-45-3A, the results of operations of Pinnacle Vac from inception to discontinuation of operations will be reclassified to a separate component of income, below Net Income/(Loss), as a Loss on Discontinued Operations.

All of the equipment assets of Pinnacle Vac and the related loan liabilities will be subsequently transitioned into a separate wholly owned subsidiary of Banner, Capstone Equipment Leasing LLC to continue servicing the debt. The remaining current assets of Pinnacle Vac will be used to settle any outstanding current liabilities of Pinnacle Vac. A loss contingency will be recorded on the books of Banner if any of the outstanding liabilities or obligations of Pinnacle Vac resulting from this abandonment are reasonably estimable and likely to be incurred.

December 31, 2019 and 2018	2019	2018
Cash and Cash Equivalents	$51	$183
Prepaid Expenses	-	10,500
	$51	$10,683

Machinery and Equipment (net of accumulated depreciation)	248,966	248,966
Intangible Assets (net of accumulated amortization)	-	30,500
	$249,017	$290,149

Accounts Payable	227,522	245,285
Accrued Expenses	-	31,500
	$227,522	$276,785

Year Ended December 31, 2019 and May 8, 2018 (Inception) to October 31, 2018
Revenue	$-	$369,781
Cost of Sales	-	245,759
Gross Profit	-	124,022
Operating Expenses	5,236	431,994
Loss from discontinued operations	$(5,236)	$(307,972)
Non-cash revenues (expenses)	8,131	(13,364)
Net cash used in discontinued operations	$(13,367)	$(321,336)

NOTE 9: COMMITMENTS AND CONTINGENCIES

Litigation

Pinnacle Frac retained counsel in connection with certain litigation. The Company received a full settlement and release from all plaintiffs on December 31, 2019 and incurred no loss liabilities other than the costs for its external legal counsel at ABDM.

The Company has been assigned a $1,661,858 judgment against William “Bill” Hamrick, the former owner of LAH and LSQL. The judgment was transferred by FracSure LLC (“FracSure”) to the Company on September 28, 2018 because of the Company satisfying the payment in full on a $1,536,437 note payable for equipment in September 2018. The Company engaged with the law firm, Pakis, Giotes, Page & Burleson (“Pakis”) on November 15, 2018 to begin collection efforts on the judgment in the State of Texas. The Company retained counsel in Texas and Louisiana seeking to collect the judgment. As of December 31, 2019, the Company has not been successful in its attempts to collect on the judgment.

Accounts Payable

Pinnacle Vac Service has $227,522 and $245,285 in accounts payable as of December 31, 2019 and 2018 and has not had sufficient funds to make any significant payments since operations were discontinued in October 2018. The Company has not signed any corporate guaranty on this subsidiary’s payables, but the accounts payable balance remains as a liability until each payable can successfully be satisfied with the vendor.

NOTE 10: LEASES

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of January 2019 when they entered into their first operating lease and will account for their leases in terms of the right of use assets and offsetting lease liability obligations under this pronouncement and the first finance lease was created when the equipment was financed. The Company records their leases at present value, in accordance with the standard, using discount rates ranging between 2.5% and 6.8%. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized straight line over the life of the expected lease term. For the expected term of the lease the Company used the initial terms ranging between 42 and 60 months. Upon the election by the Company to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement. This lease will be treated as an operating lease under the new standard.

The Company has also elected to utilize the transition related practical expedients permitted by the new standard. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a modified retrospective approach. Adoption of the new standard did not result in an adjustment to retained earnings for the Company.

The leased property at the Preston Rd Office was assigned by Razor to Capstone for and in consideration of $10.00 on January 1, 2019. The Company’s co-tenancy agreement with Razor was subsequently terminated on January 1, 2019.

As of December 31, 2019, the value of the unamortized lease right of use asset is $779,199. As of December 31, 2019, the Company’s lease liability was $786,379.

Maturity of Lease Liability for year ended December 31,
2021	$220,234
2022	$199,838
2023	$179,722
2024	$135,260
2025	$51,325

Total lease payments	$786,379

Amortization of the right of use asset for fiscal year ended December 31,
2021	$215,727
2022	$195,536
2023	$177,391
2024	$138,609
2025	$51,936

Total lease payments	$779,199

NOTE 11: RELATED PARTY TRANSACTIONS

The Company and its subsidiaries Pinnacle Frac Transport, Pinnacle Vac Service, and Capstone are tenants at 5899 Preston Road #505, Frisco, TX 75034 (“Preston Rd Office”) since inception. In addition, the principal operations of the Company and Capstone have been managed out of the aforementioned Preston Road location. The Preston Rd Office is currently being leased but not utilized by a related party managed by Ozark Empire Capital Management, Razor Medical Science LLC (“Razor”). The Company previously had entered into a co-tenancy agreement with Razor where the Company would pay $1,600 per month which is equal to one half of the total lease payment owed by Razor to the lessor; the agreement was for 36 months beginning in April 2018, the original usage date by the Company. Razor discontinued operations on January 1, 2019 and an assignment was executed to transfer the lease into the name of Capstone for full-time usage by the Company at a rental rate of $3,300 per month.

NOTE 12: INCOME TAXES

The Company is a newly created legal entity during the tax year 2018 (April 2, 2018) and was not eligible to file tax returns in prior years. All of the Company’s wholly owned subsidiaries were disregarded entities prior to acquisition and continue to be after acquisition. The Company has elected to report its fiscal year end as of December 31 and has elected tax treatment as of a December 31 calendar year end.

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling ($9,001,296) at December 31, 2019.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which makes broad and complex changes to the U.S. tax code. Certain of these changes may be applicable to the Company, including but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, creating a new limitation on deductible interest expense, eliminating the corporate alternative minimum tax (“AMT”), modifying the rules related to uses and limitations of net operating loss carryforwards generated in tax years ending after December 31, 2017, and changing the rules pertaining to the taxation of profits earned abroad (IRC Sec. 965. Changes in tax rates and tax laws are accounted for in the period of enactment. The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018.

Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of net operating losses and other tax attributes may be substantially limited or eliminated due to cumulative changes in ownership greater than 50% that may have occurred during an applicable testing periods. Management has not performed a Section 382/383 analysis to determine the possible limitation on its net operating losses in 2018.

Management has placed a full valuation allowance on its Net Deferred Tax Assets since it is more likely than not that the Net Deferred Tax Asset will not be utilized.

The table below summarizes the differences between the tax benefit computed at the statutory federal tax rate and the Company’s net income tax benefit from April 2, 2018 (Inception) to December 31, 2018 and the year ended December 31, 2019:

	2019	2018
Net operating loss carryover	$5,292,936	$3,708,360
Fixed Assets	(839,807)	(314,114)
Share-based compensation	(470,000)	(750,000)
Depreciation expense	(483,183)	(339,270)
Valuation allowance	(3,499,946)	(2,304,976)
Net deferred tax asset	$-	$-

Tax benefit computed at expected statutory rate	$(1,111,517)	$(778,756)
State income taxes	-	-
Permanent differences:
Depletion	176,359	65,964
Temporary differences:
Share-based compensation	98,700	157,500
Depreciation expense	101,468	71,247
Valuation Allowance	734,990	484,045
Net income tax benefit	$-	$-

Federal statutory rate (benefit)	(21)%	(21)%
Permanent differences	3%	1%
Change in valuation allowance	18%	20%
Effective Tax Rate	(0)%	(0)%

NOTE 13: SUBSEQUENT EVENTS

On February 27, 2020, the Company issued 50,000 shares of common stock for services rendered to the same recipient as the December 30, 2019 issuance.

On March 27, 2020, Banner Midstream entered into a Membership Interest Purchase Agreement (the “MIPA”) with Shamrock Upstream Energy LLC (“Shamrock”) as a closing condition of a Stock Purchase Agreement (the “SPA”) with Banner Energy to sell the Company into Ecoark. The SPA was completed on March 27, 2020 immediately after the completion of the MIPA. Pursuant to the terms of the MIPA, the members of Shamrock exchanged their membership interests for a $1,800,000 seller note payable and a $1,200,000 short-term due to seller liability.

On March 27, 2020 WR Holdings Corp. (“WR Holdings”) entered into a Stock Purchase Agreement (“SPA 1”) with Banner Midstream as a closing condition with a Stock Purchase Agreement (“SPA 2”) with Banner Energy to sell the Company into Ecoark. SPA 2 was completed on March 27, 2020 immediately after the completion of SPA 1. Pursuant to the terms of SPA 1, the stockholders of WR Holdings exchanged their shares for a $4,000,000 seller note payable and a $1,000,000 short-term due to seller liability. The proceeds from the $1,000,000 short-term due to seller liability were used to return capital to the members of SPV 1 and allow the dissolution of that entity.

On March 16, 2020, and March 19, 2020, the Company amended its senior secured convertible note payable to adjust for change of control clauses and a technical default related to the pending sale to Ecoark. The principal balance was subsequently increased to $2,222,222 and the interest rate and late fee penalty rates were adjusted to 18% respectively, and paid in full in May 2020.

On March 27, 2020, Banner Midstream and its subsidiaries were acquired by Ecoark for 8,945,205 shares of Ecoark common stock, and Ecoark assumed all of the debt of the Company. After the sale of Banner Midstream, the only remaining assets of the Company is cash and the shares that the Company received from Ecoark in the transaction which as of September 30, 2020 total 1,000,000 shares.

On April 14, 2020, after Banner Midstream and its subsidiaries were acquired by Ecoark, Banner Midstream amended its interest only loan with Alliance Bank to a principal and interest payment amortizing loan with a maturity date of April 14, 2025. Interest rate is 4.95% and monthly payments $23,371 starting May 14, 2020 until maturity.

On July 28, 2020, the Company issued 83,807 shares of common stock as part of a separation agreement with an employee. There was a 340 share difference that was adjusted for bringing the total outstanding shares to 7,000,000 as of September 30, 2020.

On July 31, 2020, Mr. Jay Puchir notified our Board of Directors (the “Board”) that he was resigning as the Chairman of the Board and Chief Executive Officer of the Company. On July 31, 2020, the Board appointed Mr. Richard Horgan, 36, as the Chief Executive Officer, and as our sole director and Chairman of the Board, effective August 1, 2020. Mr. Puchir was appointed Chief Accounting Officer of Ecoark as of March 27, 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, Mr. Richard Horgan, who is presently serving as our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2019, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions due to only having one employee and its limited nature and resources.

●	The Company does not have an independent board of directors or audit committee.

●	The Company does not have written documentation of our internal control policies and procedures.

●	All of the Company’s financial reporting is carried out by a financial consultant.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table represents our Board of Directors (the “Board”):

Name	Age	Position
Richard Horgan	36	Chairman of the Board

Director Biography

Richard Horgan has served as the Company’s Chief Executive Officer, and sole director since August 1, 2020. Mr. Horgan served as Managing Member of 989 Consulting, where he advised private and public companies on operational processes and procedures and marketing initiatives from June 2018 through July 2020. From May 2017 through July 2020, Mr. Horgan served as Vice President of Operations at SOVRN, where he oversaw general business matters including sales, finance, production and licensing. From January 2015 through May 2017, Mr. Horgan served as Director of Apparel Operations at The Berrics, a skateboarding equipment company.

Executive Officers

Name	Age	Position
Richard Horgan	36	Chief Executive Officer

See “Director Biography” above for Mr. Richard Horgan’s biography.

With only one director, the Board’s role is limited to those matters required by law to be approved by the Board. Accordingly, the general oversight role is inapplicable.

Director Independence

We do not currently have any independent directors. We evaluate independence by the standards for director independence established by Marketplace Rule 5605(a)(2) of the Nasdaq Stock Market, Inc.

Board Leadership Structure

We have chosen to combine the Chief Executive Officer and Board Chairman positions. We believe that this Board leadership structure is the most appropriate for the Company at this time. Because we are a small company, it is more efficient to have the leadership of the Board in the same hands as the Chief Executive Officer. The challenges faced by us at this stage – developing and implementing our business plan and evaluating prospective business opportunities to commence operations – are most efficiently dealt with by one person who is familiar with both the operational aspects as well as the strategic aspects of our business.

Code of Ethics

Our Board has not adopted a Code of Ethics due to the Company’s size and low number of officers and employees. As of the date of this Report, our sole director is also our Chief Executive Officer and the sole employee of the Company.

Delinquent Section 16(a) Reports

The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act; therefore, this Item is not applicable.

ITEM 11. EXECUTIVE COMPENSATION.

The following information is related to the compensation paid, distributed or accrued by us for the fiscal year ended December 31, 2018 (the “2018 Fiscal Year”) and the fiscal year ended December 31, 2019 (the “2019 Fiscal Year”) to our Chief Executive Officer (principal executive officer) during the last fiscal year and the three other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table
Name and Principal Positions (a)	Year (b)	Salary $ (c)	Option Awards $ (2) (f)	Total $ (j)

Jay Puchir (1)	2019	$180,000		180,000
	2018		—
Richard Marshak (2)	2019	$184,615.36		$184,615.36
	2018	$265,706	$642,027	907,733
James S. Stapleton (3)	2019	$107,692.16		$107,692.16
	2018	$158,227	$118,603	276,830

(1) Mr. Puchir is the Company’s former Chairman and Chief Executive Officer. His salary was reduced to $0 effective March 27, 2020, and he resigned effective August 1, 2020.

(2) Mr. Marshak is the Company’s former director, and Chief Executive Officer. He resigned effective November 12, 2019.

(3) Mr. Stapleton is the Company’s former Treasurer, Secretary and Chief Financial Officer. He resigned effective November 12, 2019.

Named Executive Officer Employment Agreements

The Company has entered into Employment Agreements with Richard Horgan. Set forth below is the description of the material terms of the Employment Agreements.

Richard Horgan. The Employment Agreement with Mr. Horgan effective August 1, 2020 provides that he will serve as the Chief Executive Officer of the Company for a period of four years. Pursuant to his Employment Agreement, Mr. Horgan receives an annual base salary of $120,000 and is eligible to receive discretionary cash or equity bonuses for his services to the Company.

Richard Marshak. On March 29, 2016, the Company and Dr. Richard Marshak entered into an Amended and Restated Employment Agreement (the “Marshak Employment Agreement”), which amended and restated the terms of the Employment Agreement dated as of March 22, 2016 by and between the Company and Dr. Marshak, and pursuant to which Dr. Marshak (i) continued his position as the Chief Executive Officer of the Company and (ii) was entitled to be appointed to the Company’s Board of Directors promptly thereafter. The initial term of Dr. Marshak’s employment expired on March 22, 2019.

Under the Marshak Employment Agreement, Dr. Marshak was entitled to an aggregate annual base salary of $300,000, payable on a bi-weekly or semi-monthly basis. The Marshak Employment Agreement also prohibited Dr. Marshak from competing with the Company during the term of the Marshak Employment Agreement (with certain limited exceptions) and prohibits him from soliciting or making known employees of the Company for a period of two (2) years following termination of the Marshak Employment Agreement.

Mr. Marshak resigned effective November 12, 2019.

James S. Stapleton. On April 21, 2016, the Company and James Stapleton entered into an Employment Agreement (the “Stapleton Employment Agreement”), pursuant to which Mr. Stapleton was employed as the Chief Financial Officer of the Company, effective on May 2, 2016. The Stapleton Employment Agreement entitled Mr. Stapleton to an annual base salary of $175,000 per year. Further, pursuant to the Stapleton Employment Agreement, Mr. Stapleton was entitled to a one-time bonus of $40,000 payable upon the Company’s achievement of certain financial targets. In addition, the Company granted Mr. Stapleton an option to purchase up to 750,000 shares of the Company’s common stock.

Mr. Stapleton resigned effective November 12, 2019.

Jay Puchir. Jay Puchir was entitled to an annual salary of $180,000. He resigned from his position as the Company’s Chief Executive Officer effective August 1, 2020.

Termination Provisions

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

Outstanding Awards at Fiscal Year End 2019

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2019. The vesting of all unvested options is subject to continued employment on each applicable vesting date.

	Options Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisabe (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)
Richard Marshak	18,553	18,552	(1)	$1.90	12/31/2028
Jay Puchir	-	-		-	-
James S. Stapleton	5,395	5,394	(1)	$1.90	12/21/2028

(1) All unvested options expired upon the Names Executive Officers resignations.

Director Compensation

We do not have any agreements or formal plan for compensating our directors for their service in their capacity as directors, although the Board may, in the future, award stock options to purchase shares of common stock to our directors.

Equity Compensation Plan Information

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of December 31, 2019.

Name of Plan	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights $ (b)	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2016 Stock-Based Compensation Plan	60,421	$28.5	44,842
Total	60,421		44,842

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of October 1, 2020 by (i) those persons known by the Company to be owners of more than 5% of its common stock, (ii) each director, (iii) the Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) the Company’s executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is c/o Banner Energy Services Corp., 609 W/Dickson St., Suite 102 G, Fayetteville, Arkansas.

Title of Class	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

Named Executive Officers:
Common Stock	Richard Horgan (2)(3)	-	*
Common Stock	All directors and executive officers as a group (1 persons)

5% Shareholders:
Common Stock	Third Arm LLC (3)	387,063	5.529%
Common Stock	3 Investment LLC (4)	350,000	5%
Common Stock	Atikin Investments LLC (5)	587,063	8.387%
Common Stock	Ross Carmel (6)	387,063	5.529%
Common Stock	Peter DiChiara (7)	487,063	6.958%
Common Stock	Tomatoshed Holdings, LLC (8)	500,000	7.143%

* Less than 1%.

(1)	Beneficial Ownership Note. Applicable percentages are based on 7,000,000 shares of common stock outstanding as of October 1, 2020. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days.
(2)	Horgan. Mr. Horgan is our Chairman of the Board and Chief Executive Officer.
(3)	Third Arm LLC. Richard Horgan is the manager of Third Arm and deemed the beneficial owner of its common stock.
(4)	3 Investment LLC. Address is 102 Kenswick Dr., Henderson, Texas 75654.
(5)	Atikin Investments LLC. Address is 5899 Preston Road #505, Frisco, Texas 75034.
(6)	Ross Carmel. Address is 215 Navajo Court, Morganville, New Jersey 07751.
(7)	Peter DiChiara. Address is 51 Croton Ave., Mt. Kisco, New York 10549.
(8)	Tomatoshed Holdings, LLC. Address is 4547 Lakeshore Dr., Waco, Texas 76718.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Banner Midstream Related Party Transactions

The following are related party transactions between Banner Midstream Corp. (“Banner Midstream”) and certain of its directors and officers. The Company acquired Banner Midstream as its wholly-owned subsidiary in a reverse merger on November 18, 2019 (the “Reverse Merger”) and appointed certain of the directors and officers of Banner Midstream as directors and officers of the Company in connection with the Reverse Merger. The Company subsequently divested Banner Midstream, together with its debt obligations, on March 31, 2020.

On January 16, 2019, Banner Midstream entered into a short-term junior secured promissory note payable with Jay Meadows, a director of Banner Midstream, for $250,000 maturing on June 15, 2019, extended to December 16, 2019, and further extended to June 30, 2020. The note accrued interest annually at 10% and has a subordinated security interest to the senior secured convertible note payable entered into on August 24, 2018. Accrued interest at December 31, 2019 was $19,041.

Mr. Peter DiChiara, who was a director of the Company and Banner Midstream, advanced $234,000 in four notes ($474,492) and in advances ($157,000) to Banner Midstream. One of the note amounts bears interest at 10% per annum. Accrued interest at December 31, 2019 was $39,365. Mr. DiChiara was a partner which represented both the Company and Ecoark as of December 31, 2019. In November 2019 the Company issued 700,000 shares of its common stock to Mr. DiChiara and 300,000 shares to another partner at his law firm as payment for legal services.

Mr. Jay Puchir, a director of Banner Midstream who later became the Company’s Chief Executive Officer as a result of the Reverse Merger, advanced $1,080,500 in four separate notes to Banner Midstream prior to the Reverse Merger. Two of these amounts are past due and these notes are due at various times through December 2020 and bear interest at 10-15% interest per annum. Accrued interest on these notes as of December 31, 2019 was $153,560.

Mr. Randy May, an officer of Banner Midstream, advanced $67,500 to Banner Midstream in two notes prior to the Reverse Merger. This amount is due July 2020 and bears interest at 10-15% interest per annum. Accrued interest on these notes as of December 31, 2019 was $14,786.

On August 1, 2020, the Company issued a Junior Secured Revolving Promissory Note to Atikin Investments LLC, an entity managed by Jay Puchir, the Company’s former Chief Executive Officer. Pursuant to this note, the Company may borrow up to an amount not to exceed $200,000 in principal outstanding at a given time. The note bears interest at a rate of 10% per annum, and matures on December 15, 2020, at which time the principal amount borrowed under the note and all accrued and unpaid interest becomes immediately due and payable. The note is subject to customary events of default, including the Company’s failure to timely tender payment when due and the Company’s institution of bankruptcy proceedings, the occurrence of which would trigger acceleration of payment of the full amount owing under the note and increase the interest rate to 15% per annum. Pursuant to the note, the holder was granted a security interest in all of the Company’s assets, including its Ecoark common stock, which security interest is subordinate only to the Company’s then-outstanding secured debt. As of September 30, 2020 the amount of principal outstanding under this note was $55,000. The Company has not paid any principal or interest on the note as of the date of this Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

All of the services provided and fees charged by RBSM LLP (“RBSM”) our principal accountant, were approved by our Board. The following table shows the fees paid to RBSM for the fiscal years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
Audit Fees and Audit Related Fees (1)	$77,950	$72,500
Tax Fees	—	—
All Other Fees	—	—
Total	$77,950	$72,500

(1)	Audit fees – these fees relate to services rendered for the audits of our annual financial statements, for the review of our quarterly financial statements, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. Audit related fees – these fees are audit related consulting relating to performance of the audit or review of the Company’s financial statements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of the report.

	(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

	(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

	(3)	Exhibits. See the Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger+	8-K	09/30/2019	10.1
3.1	Articles of Incorporation	S-1	11/1/2013	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation	8-K	6/1/2018	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation – name change	8-K	2/18/2020	3.1
3.2	Bylaws	S-1	11/1/2013	3.2
3.3	Certificate of Merger	8-K	11/19/2019	3.1
3.4	Certificate of Amendment Certificate to Accompany Restated Articles or Amended and Restated Articles – name change and reverse stock split	8-K	11/19/2019	3.2
3.2(a)	Amendment to the Bylaws	8-K	8/19/2015	3.3
4.1	Mount Tam Biotechnologies, Inc. 2016 Stock-Based Compensation Plan	DEF14C	7/11/2016	Exhibit A
10.1	Third Amendment to Convertible Promissory Note, dated December 31, 2018	8-K	1/7/2019	10.1
10.2	Fourth Amendment to Amended and Restated Convertible Promissory Note, dated December 31, 2018	8-K	1/7/2019	10.2
10.3	Convertible Promissory Note, dated March 4, 2019	8-K	3/7/2019	10.1
10.4	First Amendment to Intercreditor Agreement, dated March 4, 2019	8-K	3/7/2019	10.2
10.5	Fourth Amendment to Convertible Promissory Note, dated March 31, 2019	8-K	4/2/2019	10.1
10.6	Fifth Amendment to Amended and Restated Convertible Promissory Note, dated March 31, 2019	8-K	4/2/2019	10.2
10.7	Line of Credit Agreement, dated May 10, 2019 – Fromar Investments, LP	8-K	5/16/2019	10.1
10.8	Promissory Note, dated May 1, 2019 – Fromar Investments, LP	8-K	5/16/2019	10.2
10.9	Security Agreement, dated May 1, 2019 – Fromar Investments, LP	8-K	5/16/2019	10.3
10.10	Line of Credit Agreement, dated May 10, 2019 – Climate Change Investigation, Innovation and Investment Company, LLC	8-K	5/16/2019	10.4
10.11	Promissory Note, dated May 1, 2019 – Climate Change Investigation, Innovation and Investment Company, LLC	8-K	5/16/2019	10.5
10.12	Security Agreement, dated May 1, 2019 – Climate Change Investigation, Innovation and Investment Company, LLC	8-K	5/16/2019	10.6
10.13	Intercreditor Agreement, dated May 1, 2019	8-K	5/16/2019	10.7
10.14	First Amendment to Line of Credit Agreement and Promissory Note, dated August 29, 2019 – Fromar Investments, LP	8-K	8/30/2019	10.1
10.15	First Amendment to Line of Credit Agreement and Promissory Note, dated August 29, 2019 – Climate Change Investigation, Innovation and Investment Company, LLC	8-K	8/30/2019	10.2
10.16	Agreement and Plan of Merger+	8-K	9/30/2019	10.1
10.17	Form of Purchase Agreement, dated November 2019	8-K	12/3/2019	10.1
10.18	Form of Note, dated November 2019	8-K	12/3/2019	10.2
10.19	Employment Agreement between the Company and Richard Horgan, dated August 1, 2020*	8-K	8/6/2020	10.1
10.20	Stock Purchase and Sale Agreement by and between Ecoark Holdings, Inc. and Banner Energy Services Corp.				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Aspen Group, Inc., at the address on the cover page of this report, Attention: Corporate Secretary.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banner Energy Services Corp.

Date: October 8, 2020	By:	/s/ Richard Horgan
Richard Horgan
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Horgan	Director	October 8, 2020
Richard Horgan

