Form 10-Q
period 2020-03-31
Banner Energy Services Corp.
filed 2020-11-02
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number 333-192060

Banner Energy Services Corp.

(Exact name of registrant as specified in its charter)

Nevada	45-3797537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

609 W/Dickson St., Suite 102 G, Fayetteville, Arkansas Fayetteville, AR	72701
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (800) 203-5610

(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of November 2, 2020, the issuer had 7,000,000 shares of its common stock, $0.0001 par value per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act: None

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Banner Energy Services Corp.

Condensed Consolidated Balance Sheets

March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash	$-	$-
Investment	590,000	-
Current assets of discontinued operations	-	793,712
Total current assets	590,000	793,712
Noncurrent assets:
Assets of discontinued operations	-	4,517,209
Total noncurrent assets	-	4,517,209
Total assets	$590,000	$5,310,921

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and other current liabilities	$5,073	$-
Current liabilities of discontinued operations	-	10,089,955
Notes payable – related parties	-	-
Total current liabilities	5,073	10,089,955

Liabilities of discontinued operations	-	1,029,414
Total liabilities	5,073	11,119,369

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 200,000,000 shares authorized, 6,916,193 and 6,865,853 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	692	686
Additional paid in capital	3,247,156	3,192,162
Accumulated deficit	(2,662,921)	(9,001,296)
Total stockholder’ equity (deficit)	584,927	(5,808,448)
Total liabilities and stockholders’ equity (deficit)	$590,000	$5,310,921

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Banner Energy Services Corp.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

	2020	2019

Revenue	$-	$-
Cost of Sales	-	-
Gross Profit	-	-
Operating expenses:
Salaries and wages, including stock-based compensation	55,000	-
Selling, general and administrative expenses	4,998	-
Total operating expenses	59,998	-
Operating loss	(59,998)	-

Other income (expense):
Unrealized gain on investment	46,000	-
Total other income (expense)	46,000	-

Loss from continuing operations before provision for income taxes	(13,998)	-
Provision for income taxes	-	-
Loss from continuing operations	(13,998)	-
Gain (loss) from discontinued operations	6,352,373	(1,043,315)

Net income (loss)	$6,338,375	$(1,043,315)

Net income (loss) per share - basic:
Basic and diluted – continuing operations	$(0.00)	$(0.00)
Basic and diluted – discontinued operations	0.92	(0.18)
Net income (loss) per share	$0.92	$(0.18)

Net income (loss) per share - diluted:
Basic and diluted – continuing operations	$(0.00)	$(0.00)
Basic and diluted – discontinued operations	0.91	(0.18)
Net income (loss) per share	$0.91	$(0.18)

Weighted average shares outstanding - basic	6,883,985	5,699,016
Weighted average shares outstanding – diluted	6,944,406	5,699,016

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Banner Energy Services Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the Three Months ended March 31, 2020 and 2019

	Common		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balances at December 31, 2018	5,668,246	$567	$2,003,740	$(3,708,360)	$(1,704,053)

Shares issued for services	31,952	3	89,997	-	90,000

Shares issued for cash in private placement	19,797	2	55,504	-	55,506

Net loss for the period	-	-	-	(1,043,315)	(1,043,315)

Balances at March 31, 2019	5,719,995	$572	$2,149,241	$(4,751,675)	$(2,892,874)

Balances at December 31, 2019	6,865,853	$686	$3,192,162	$(9,001,296)	$(5,808,448)
Shares issued for services	50,000	5	54,995	-	55,000
Fractional shares issued for Banner Midstream acquisition	340	1	(1)	-	-
Net income for the period	-	-	-	6,338,375	6,338,375

Balances at March 31, 2020	6,916,193	$692	$3,247,156	$(2,662,921)	$584,927

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Banner Energy Services Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

	2020	2019
Cash flows from operating activities
Net (loss)	$(13,998)	$	(-)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	55,000		-
Unrealized gain in investment	(46,000)		-
Changes in operating assets and liabilities:
Accounts payable and other current liabilities	4,998		-
Net cash used in operating activities	-		-
Cash flows from investing activities
Net cash provided by (used in) investing activities	-		-
Cash flows from financing activities
Net cash provided by financing activities	-		-
Net cash used in discontinued operations – operating activities	(1,312,231)		(492,454)
Net cash provided by discontinued operations – investing activities	226,968		438,340
Net cash provided by discontinued operations – financing activities	1,085,263		54,114
Net cash (used in) provided by discontinued operations	-		-
Net (decrease) increase in cash and cash equivalents	-		-
Cash and restricted cash – beginning of period	-		-
Cash and restricted cash – end of period	$-		$-

Supplemental schedule of cash flow information
Cash paid for interest	$-		$-
Cash paid for income taxes	$-		$–

Supplemental schedule of non-cash investing and financing information
Net assets acquired from White River/Shamrock and then sold to Ecoark	$8,000,000		$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Banner Energy Services Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

NOTE 1: DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The terms “we,” “us,” “our,” “registrant,” “Banner Energy”, and the “Company” refer to Banner Energy Services, Corp., a Nevada corporation. On November 18, 2019, the Company merged with Banner Midstream Corp., a Delaware corporation (“Banner Midstream”). Banner Midstream had two operating subsidiaries: Pinnacle Frac Transport LLC, a Texas limited liability company (“Pinnacle Frac”) and Capstone Equipment Leasing LLC, a Texas limited liability company (“Capstone”) as of November 18, 2019.

Entry into Merger Agreement; Creation of Merger Subsidiary; Closing Conditions for Merger

On September 26, 2019, the Company entered into an Agreement and Plan of Merger (the “Agreement”) by and among the Company, Banner Midstream and MTB Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), relating to a merger (the “Merger”) between Banner Midstream and Merger Sub. The closing of the Merger was conditioned on the satisfaction of certain conditions by the various parties, as discussed in more detail below.

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

As of March 27, 2020, Banner Midstream had four operating subsidiaries: Pinnacle Frac, Capstone, White River Holdings Corp., a Delaware corporation (“White River”); and Shamrock Upstream Energy LLC, a Texas limited liability company (“Shamrock”). White River and Shamrock were both acquired on March 27, 2020 by Banner Midstream for a total of $8,000,000, and were then acquired by Ecoark in this transaction, and are engaged in oil and gas exploration, production, and drilling operations on over 10,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi.

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

The following reflected the Company’s post-merger corporate structure (State of Incorporation):

Mount Tam Biotechnologies, Inc., formerly TabacaleraYsidron, Inc. (Nevada)

Mount Tam Biotechnologies, Inc. (Delaware) - Sold October 2018.

Mount Tam Therapeutics, Inc. (Delaware) – Formed October 2018.

The Company is subject to a number of risks, including the need to acquire and successfully operate a new business, the risk of selling its Ecoark common stock and raising capital through equity and/or debt financings. See Item 1A “Risk Factors” included elsewhere in its Annual Report on Form 10-K for the year ended December 31, 2019.

The Company was established in November 2011 under the name TabacaleraYsidron.

On October 18, 2018, the “Company” and Mount Tam Biotechnologies, Inc. (“Mount Tam”), its wholly-owned subsidiary, entered into a stock purchase agreement (the “SPA”) with ARJ Consulting, LLC, a New York limited liability company (the “Buyer”), pursuant to which the Company sold 100% of the capital stock of Mount Tam to the Buyer (the “Sale Transaction”). Prior to the Sale Transaction, the Company caused Mount Tam to transfer certain assets, including the Buck Institute License Agreement, that Mount Tam was holding to another wholly-owned subsidiary of the Company, Mount Tam Therapeutics, Inc., a newly formed Delaware corporation. At the time of the Sale Transaction Mount Tam possessed certain net operating losses and tax credits. Pursuant to the terms of the SPA, the Buyer purchased Mount Tam for a purchase price of $410,000.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). All adjustments considered necessary for a fair presentation have been included. These adjustments consist of normal and recurring accruals, as well as non-recurring charges. The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year due to various factors.

Principles of Consolidation

The Company prepares its condensed consolidated financial statements on the accrual basis of accounting. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, all of which have a year end of December 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, fair value of assets held for sale and assets and liabilities acquired, impaired value of equipment and intangible assets, including goodwill, estimates of discount rates in lease, liabilities to accrue, cost incurred in the satisfaction of performance obligations, permanent and temporary differences related to income taxes and determination of the fair value of stock awards. Actual results could differ from those estimates.

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

The carrying values of the Company’s financial instruments such as cash, investments, accounts payable, and accrued expenses approximate their respective fair values because of the short-term nature of those financial instruments.

Investments

The Company measures their investments at fair value with changes in fair value recognized in net income (loss) pursuant to ASU 2016-01, “Financial Instruments-Overall”.

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

Leases

The Company followed ASC 840 Leases in accounting for leased properties until 2019 when it adopted ASC 842 for its accounting for finance and operating leases in 2019. The Company leases office and production facilities for terms typically ranging from three to five years. Rent escalations over the term of a lease are considered at the inception of the lease such that the monthly average for all payments is recorded as straight-line rent expense with any differences recorded in accrued liabilities.

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

Going Concern

The Company concluded that its negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the unaudited condensed consolidated financial statements are issued.

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

These unaudited condensed consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

On March 27, 2020, Banner Midstream was acquired by Ecoark for 8,945,205 shares of common stock, and Ecoark assumed all of the debt of the Company. As of September 2020, the Company retained the 1,000,000 shares of Ecoark common stock.

Impact of COVID-19

Since the sale of Banner Midstream, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See “Risk Factors” contained in our annual report on Form10-K for the fiscal year ended December 31, 2019 for more information.

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

All of the Company’s revenue for the period January 1, 2020 through March 27, 2020 and three months ended March 31, 2019 are included in discontinued operations:

	2020	2019
Revenue:
Transportation and logistics	$3,686,120	$3,460,922
Equipment rental revenue	74,448	315,604
Other revenue	100,107	-
	$3,860,675	$3,776,526

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

NOTE 3: PROPERTY AND EQUIPMENT

All of the property and equipment of the Company was related to Banner Midstream Corp. and was sold to Ecoark on March 27, 2020.

Depreciation expense of $103,451 and $125,069 is included in discontinued operations for the period January 1, 2020 through March 27, 2020 and three months ended March 31, 2019.

NOTE 4: LONG-TERM DEBT

All of the long-term debt of the Company was related to Banner Midstream Corp. and was assumed by Ecoark on March 27, 2020 as part of the merger with Ecoark. As of March 27, 2020, there is no long-term debt recorded.

NOTE 5: NOTES PAYABLE - RELATED PARTIES

All of the notes payable – related parties of the Company was related to Banner Midstream Corp. and was assumed by Ecoark on March 27, 2020 as part of the merger with Ecoark. As of March 27, 2020, there is no notes payable – related parties recorded.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has authority to issue up to 200,000,000 shares, par value $0.0001 per share. Our shareholders approved an increase in the authorized number of shares from 100,000,000 to 200,000,000 in May 2018. As of March 31, 2020 and December 31, 2019, there were 6,915,853 and 6,865,853 shares of the Company’s common stock issued and outstanding, respectively. On November 14, 2019, the Company completed a 1 for 95 reverse stock split. All shares and per share figures have been retroactively adjusted to account for this reverse split and reverse acquisition.

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

On February 27, 2020, the Company issued 50,000 shares of common stock for services rendered valued at $55,000.

Stock Options

The Company’s Board of Directors approved the adoption of the Mount Tam 2016 Stock-Based Compensation Plan (the “2016 Plan”) on May 12, 2016. Stockholders owning a majority of the Company’s voting power approved the 2016 Plan by written consent on June 27, 2016. A copy of the 2016 Plan is included as Exhibit A to the Company’s Information Statement filed with the SEC on July 11, 2016.

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

Date of Grant
Expected term (years)	10
Expected volatility	283%
Risk-free interest rate	2.55%
Dividend yield	0%

As summary of option activity under the 2016 Plan as of March 31, 2020 and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2019	60,421	$5.20	8.02
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Canceled	-	-	-
Balance outstanding at March 31, 2020	60,421	$5.20	7.78
Exercisable at March 31, 2020	60,421	$5.20	7.78

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

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,628	$16.625	2.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2020	10,628	$16.625	2.4	$-
Exercisable at March 31, 2020	10,628	$16.625	2.4	$-

NOTE 7: ACQUISITIONS – BANNER MIDSTREAM

Reverse Merger with Banner Midstream

On September 26, 2019, the Company executed a reverse merger agreement with Banner Midstream. The merger closed on November 18, 2019, with Banner Midstream becoming a wholly owned subsidiary of the Company. Under terms of the agreement, Banner Midstream as the surviving entity and became a subsidiary of the Company. Upon closure of the transaction, the Company executed a successful reverse split of its common stock at a ratio of one new share for each 95 existing shares. The reverse split and name change to MTB Corp. then Banner Energy took effect November 14, 2019. At the time of closing, shareholders of the Company had a combined ownership position of approximately 10%, and the former Banner Midstream shareholders collectively owned approximately 90% of the outstanding stock. The Company’s shares traded under the temporary ticker symbol “MNTMD” and following a 20-day trading period, the Company’s symbol transitioned to the permanent ticker symbol “BANM.” On February 12, 2020, the name from MTB Corp. was changed to Banner Energy Services Corp.

NOTE 8: DISCONTINUED OPERATIONS

The Company entered into an agreement with Ecoark and sold Banner Midstream on March 27, 2020. All of the operations for the respective periods for Banner Midstream, who was acquired as of November 18, 2019 in a reverse merger are reflected as discontinued operations.

March 31, 2020 and December 31, 2019
	2020	2019
Current Assets	$-	$793,712
Non-current Assets	-	4,517,209
	$-	$5,310,921

Current Liabilities	-	10,089,955
Non-current Liabilities	-	1,029,414
	$-	$11,119,369

Period Ended January 1, 2020 through March 27, 2020 and Three Months Ended March 31, 2019
Revenue	$3,860,675	$3,776,526
Cost of Sales	2,604,288	2,674,580
Gross Profit	1,256,387	1,101,946
Operating and Non-operating Expenses	3,243,052	2,145,261
Loss from discontinued operations	$(1,986,665)	$(1,043,315)
Gain on discontinued operations	8,339,038	-
Net gain (loss) on discontinued operations	$6,352,373	$(1,043,315)

NOTE 9: LEASES

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

All of the right of use assets and lease liabilities related to Banner Midstream and were sold/assumed by Ecoark in the merger with Ecoark on March 27, 2020. No right of use assets or lease liabilities exist as of March 31, 2020.

NOTE 10: RELATED PARTY TRANSACTIONS

Until the Banner Midstream sale, the Company and its subsidiaries Pinnacle Frac Transport, Pinnacle Vac Service, and Capstone were tenants at 5899 Preston Road #505, Frisco, TX 75034 (“Preston Rd Office”) since inception. In addition, the principal operations of the Company and Capstone were managed out of the aforementioned Preston Road location. The Company previously had entered into a co-tenancy agreement with Razor Medical Science LLC (“Razor”) where the Company would pay $1,600 per month which is equal to one half of the total lease payment owed by Razor to the lessor; the agreement was for 36 months beginning in April 2018, the original usage date by the Company. Razor discontinued operations on January 1, 2019 and an assignment was executed to transfer the lease into the name of Capstone for full-time usage by the Company at a rental rate of $3,300 per month.

NOTE 11: FAIR VALUE MEASUREMENTS

The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by U.S. generally accepted accounting principles. The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available. The three-level hierarchy is defined as follows:

Level 1 – quoted prices for identical instruments in active markets;

Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and

Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Financial instruments consist principally of cash, investments, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the three months ended March 31, 2020 and 2019. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis as of:

March 31, 2020	Level 1	Level 2	Level 3	Total Gains and (Losses)
Investment	$590,000	$-	$-	$46,000

December 31, 2019
None	$-	$-	$-	$-

NOTE 12: SUBSEQUENT EVENTS

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

Commencing in October 2020, the Company has begun selling shares of its investment in Ecoark. The sales through the date of this report have not been significant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our ability to sell the shares of Ecoark Holdings, Inc. (“Ecoark”) common stock held by us, any subsequent distribution of a portion of the proceeds of such sale to our shareholders and the sufficiency and use of any remaining amounts thereafter, our ability to locate and acquire an operating business and the resources and efforts we intend to dedicate to such an endeavor, our development of a viable business plan and commencement of operations, our ability to terminate our status as an “investment company” within a reasonable timeframe or at all, and our ability to locate sources of capital necessary to commence operations or otherwise meet our business needs and objectives. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the ongoing impact of the coronavirus pandemic and its negative effect on the U.S. and global economies and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in our annual report on Form 10-K for the fiscal year ended December 31, 2019. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Company Overview

As of about March 31, 2020, we began seeking new business opportunities in the United States after the March 27, 2020 merger with Ecoark. Among other things, we recently commenced selling our shares of common stock in Ecoark, distributing all or a portion of the proceeds to our shareholders or using the proceeds to attract an acquisition target.

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

Plan of Operation

The Company has no operations or revenue from continuing operations as of the date of this Report. We have terminated our operations in the oil and gas industry, and are currently in the process of developing a business plan, including with respect to the disposition of our remaining asset, and the use of the proceeds therefrom to distribute to shareholders and locate a business opportunity in the U.S.

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in consulting both private and public companies in operational processes, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12 month period we anticipate incurring costs in investigating, evaluating and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business. We anticipate using a portion of the proceeds from the sale of Ecoark common stock to fund these costs and compensate our Chief Executive Officer.

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

We anticipate that the selection of a business combination will be a complex and risk-prone process. Because of general economic conditions, including unfavorable conditions caused by the coronavirus pandemic, rapid technological advances being made in some industries and shortages of available capital, management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Liquidity and Capital Resources

Historically, our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of March 31, 2020, the Company had an accumulated deficit of $2,662,921. We expect our cash balance to temporarily increase as we sell our shares of Ecoark common stock.

Net Cash used by Operating Activities:

We reported no net cash flow from operations for the three months ended March 31, 2020 and 2019. It is anticipated that we will report negative operating cash flow in future periods, as we have ceased operations and are considering the Company’s next steps. However, given that there are and will continue to be lower expenses until we determine and commence our future operations, the significance of negative cash flows will likely be diminished during that time.

Cash Flows from Financing Activities:

For the three months ended March 31, 2020 and 2019, we did not report any financing activities from continuing operations We expect to see a decline in fiscal year 2021 until we commence operations, however we may require additional capital to consummate a business combination.

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

Based upon our current operations, if we are successful in selling the shares of Ecoark common stock, we believe we will have sufficient working capital to fund our operations over more than the next 12 months. If we are able to close a reverse merger, asset purchase or similar transaction to acquire an operating business, it is likely we will need additional capital, including potentially as a condition of closing the acquisition. Because of the inherent uncertainties of the Company at this stage, we cannot be certain as to how much capital we need, if and how capital will be raised or the type or quantity of securities we will be required to issue to do so. In connection with a business combination, we may issue a significant number our shares of our common stock or securities convertible or exercisable into our common stock to the target’s shareholders which will be dilutive to our shareholders.

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

COVID-19 Update

Since the sale of Banner Midstream, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See “Risk Factors” contained in our annual report on Form10-K for the fiscal year ended December 31, 2019 for more information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, Mr. Richard Horgan, who is presently serving as our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

ITEM 1A – RISK FACTORS

Not applicable.

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

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

**This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANNER ENERGY SERVICES CORP.

Dated: November 2, 2020	By:	/s/ Richard Horgan
Richard Horgan
Chief Executive Officer (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

