Form 10-Q
period 2020-06-30
Banner Energy Services Corp.
filed 2020-11-23
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of November 23, 2020, the issuer had 7,000,000 shares of its common stock, $0.0001 par value per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act: None

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Banner Energy Services Corp.

Condensed Consolidated Balance Sheets

June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$-	$-
Investment	3,100,000	-
Current assets of discontinued operations	-	793,712
Total current assets	3,100,000	793,712
Noncurrent assets:
Assets of discontinued operations	-	4,517,209
Total noncurrent assets	-	4,517,209
Total assets	$3,100,000	$5,310,921

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and other current liabilities	$3,334	$-
Current liabilities of discontinued operations	-	10,089,955
Accounts payable – related parties	3,450	-
Total current liabilities	6,784	10,089,955

Liabilities of discontinued operations	-	1,029,414
Total liabilities	6,784	11,119,369

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 200,000,000 shares authorized, 6,916,193 and 6,865,853 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	692	686
Additional paid in capital	3,247,156	3,192,162
Retained earnings (deficit)	(154,632)	(9,001,296)
Total stockholder’ equity (deficit)	3,093,216	(5,808,448)
Total liabilities and stockholders’ equity (deficit)	$3,100,000	$5,310,921

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Banner Energy Services Corp.

Condensed Consolidated Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2020 and 2019

	2020	2019
Revenue	$-	$-
Cost of Sales	-	-
Gross Profit	-	-
Operating expenses:
Salaries and wages, including stock-based compensation	55,000	-
Selling, general and administrative expenses	6,709	-
Total operating expenses	61,709	-
Operating loss	(61,709)	-

Other income (expense):
Unrealized gain on investment	2,556,000	-
Total other income (expense)	2,556,000	-

Income from continuing operations before provision for income taxes	2,494,291	-
Provision for income taxes	-	-
Income from continuing operations	2,494,291	-
Gain (loss) from discontinued operations	6,352,373	(1,436,380)

Net income (loss)	$8,846,664	$(1,436,380)
Net income (loss) per share - basic:
Basic and diluted – continuing operations	$0.36	$(0.00)
Basic and diluted – discontinued operations	0.92	(0.24)
Net income (loss) per share	$1.28	$(0.24)
Net income (loss) per share - diluted:
Basic and diluted – continuing operations	$0.36	$(0.00)
Basic and diluted – discontinued operations	0.91	(0.24)
Net income (loss) per share	$1.27	$(0.24)

Weighted average shares outstanding - basic	6,900,091	5,771,189
Weighted average shares outstanding - diluted	6,971,140	5,771,189

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Banner Energy Services Corp.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2020 and 2019

	2020	2019
Revenue	$-	$-
Cost of Sales	-	-
Gross Profit	-	-
Operating expenses:
Salaries and wages, including stock-based compensation	-	-
Selling, general and administrative expenses	1,711	-
Total operating expenses	1,711	-
Operating loss	(1,711)	-

Other income (expense):
Unrealized gain on investment	2,510,000	-
Total other income (expense)	2,510,000	-

Income from continuing operations before provision for income taxes	2,508,289	-
Provision for income taxes	-	-
Income from continuing operations	2,508,289	-
Gain (loss) from discontinued operations	-	(393,065)

Net income (loss)	$2,508,289	$(393,065)
Net income (loss) per share - basic:
Basic and diluted – continuing operations	$0.36	$(0.00)
Basic and diluted – discontinued operations	0.00	(0.06)
Net income (loss) per share	$0.36	$(0.06
Net income (loss) per share - diluted:
Basic and diluted – continuing operations	$0.36	$(0.00)
Basic and diluted – discontinued operations	0.00	(0.06)
Net income (loss) per share	$0.36	$(0.06)

Weighted average shares outstanding - basic	6,916,193	5,801,959
Weighted average shares outstanding - diluted	6,987,242	5,801,959

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Banner Energy Services Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the Six and Three Months ended June 30, 2020 and 2019

	Common Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balances at December 31, 2018	5,668,246	$567	$2,003,740	$(3,708,360)	$(1,704,053)

Shares issued for services	31,952	3	89,997	-	90,000

Shares issued for cash in private placement	19,797	2	55,504	-	55,506

Net loss for the period	-	-	-	(1,043,315)	(1,043,315)

Balances at March 31, 2019	5,719,995	572	2,149,241	(4,751,675)	(2,601,862)

Shares issued for services	31,966	3	89,997	-	90,000

Shares issued for cash in private placement	177,463	18	300,017	-	300,035

Net loss for the period	-	-	-	(393,065)	(393,065)

Balances at June 30, 2019	5,929,424	$593	$2,539,255	$(5,144,740)	$(2,604,892)

Balances at December 31, 2019	6,865,853	$686	$3,192,162	$(9,001,296)	$(5,808,448)
Shares issued for services	50,000	5	54,995	-	55,000
Fractional shares issued for Banner Midstream acquisition	340	1	(1)	-	-
Net income for the period	-	-	-	6,338,375	6,338,375

Balances at March 31, 2020	6,916,193	692	3,247,156	(2,662,921)	584,927

Net income for the period	-	-	-	2,508,289	2,508,289
Balances at June 30, 2020	6,916,193	$692	$3,247,156	$(154,632)	$3,093,216

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Banner Energy Services Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2020 and 2019

	2020	2019

Cash flows from operating activities
Net income (loss)	$2,494,291	$	(-)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	55,000		-
Unrealized gain on investment	(2,556,000)		-
Changes in operating assets and liabilities:
Accounts payable and other current liabilities	6,709		-
Net cash used in operating activities	-		-
Cash flows from investing activities
Net cash provided by (used in) investing activities	-		-

Cash flows from financing activities
Net cash provided by financing activities	-		-
Net cash used in discontinued operations – operating activities	(1,312,231)		(1,279,856)
Net cash provided by (used in) discontinued operations – investing activities	226,968		(163,764)
Net cash provided by discontinued operations – financing activities	1,085,263		1,443,620
Net cash (used in) discontinued operations	-		-
Net (decrease) in cash and cash equivalents	-		-
Cash and restricted cash – beginning of period	-		-
Cash and restricted cash – end of period	$-		$-

Supplemental schedule of cash flow information
Cash paid for interest	$-		$-
Cash paid for income taxes	$-		$-

Supplemental schedule of non-cash investing and financing information
Net assets acquired from White River/Shamrock and then sold to Ecoark	$8,000,000		$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Banner Energy Services Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

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

The following reflected the Company’s post-merger corporate structure (State of Incorporation):

Mount Tam Biotechnologies, Inc., formerly TabacaleraYsidron, Inc. (Nevada)

Mount Tam Biotechnologies, Inc. (Delaware) - Sold October 2018.

Mount Tam Therapeutics, Inc. (Delaware) – Formed October 2018.

The Company is subject to a number of risks, including the need to acquire and successfully operate a new business, the risk of selling its Ecoark common stock and raising capital through equity and/or debt financings. See Item 1A “Risk Factors” included in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

On March 27, 2020, Banner Midstream was acquired by Ecoark for 8,945,205 shares of common stock, and Ecoark assumed all of the debt of the Company. As of November 17, 2020, of the 1,000,000 shares of Ecoark common stock the Company retained from the March 2020 acquisition, the Company has sold 50,000 shares.

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

All of the Company’s revenue for the period January 1, 2020 through March 27, 2020 and six months ended June 30, 2019 are included in discontinued operations:

	2020	2019
Revenue:
Transportation and logistics	$3,686,120	$7,979,072
Equipment rental revenue	74,448	604,614
Other revenue	100,107	30,964
	$3,860,675	$8,614,650

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

Depreciation expense of $103,451 and $262,989 is included in discontinued operations for the period January 1, 2020 through March 27, 2020 and three and six months ended June 30, 2019.

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

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has authority to issue up to 200,000,000 shares, par value $0.0001 per share. Our shareholders approved an increase in the authorized number of shares from 100,000,000 to 200,000,000 in May 2018. As of June 30, 2020 and December 31, 2019, there were 6,916,193 and 6,865,853 shares of the Company’s common stock issued and outstanding, respectively. On November 14, 2019, the Company completed a 1 for 95 reverse stock split. All shares and per share figures have been retroactively adjusted to account for this reverse split and reverse acquisition.

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

Stock Options

The Company’s Board of Directors approved the adoption of the Mount Tam 2016 Stock-Based Compensation Plan (the “2016 Plan”) on May 12, 2016. Stockholders holding a majority of the Company’s voting power approved the 2016 Plan by written consent on June 27, 2016. A copy of the 2016 Plan is included as Exhibit A to the Company’s Information Statement filed with the SEC on July 11, 2016.

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

Date of Grant
Expected term (years)	10
Expected volatility	283%
Risk-free interest rate	2.55%
Dividend yield	0%

As summary of option activity under the 2016 Plan as of June 30, 2020 and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2019	60,421	$5.20	8.02
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Canceled	-	-	-
Balance outstanding at June 30, 2020	60,421	$5.20	7.78
Exercisable at June 30, 2020	60,421	$5.20	7.78

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

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,628	$16.625	2.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2020	10,628	$16.625	2.4	$-
Exercisable at June 30, 2020	10,628	$16.625	2.4	$-

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

June 30, 2020 and December 31, 2019	2020	2019
Current Assets	$-	$793,712
Non-current Assets	-	4,517,209
	$-	$5,310,921

Current Liabilities	-	10,089,955
Non-current Liabilities	-	1,029,414
	$-	$11,119,369

Period Ended January 1, 2020 through March 27, 2020 and Six Months Ended June 30, 2019
Revenue	$3,860,675	$8,614,650
Cost of Sales	2,604,288	5,844,424
Gross Profit	1,256,387	2,770,226
Operating and Non-operating Expenses	3,243,052	4,206,606
Loss from discontinued operations	$(1,986,665)	$(1,436,380)
Gain on discontinued operations	8,339,038	-
Net cash provided by (used in) discontinued operations	$6,352,373	$(1,436,380)

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

All of the right of use assets and lease liabilities related to Banner Midstream and were sold/assumed by Ecoark in the merger with Ecoark on March 27, 2020. No right of use assets or lease liabilities exist as of June 30, 2020.

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

During the period ended June 30, 2020, the Company borrowed from Atikin Investments LLC (“Atikin”), an entity managed by an officer of the Company, to pay for operating expenses. The Company formalized the arrangement on August 1, 2020 when it issued to Atikin a Junior Secured Revolving Promissory Note for a principal amount up to $200,000. This note bears interest at 15% interest per annum and matures December 15, 2020.

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

Financial instruments consist principally of cash, investments, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the six months ended June 30, 2020 and 2019. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis as of:

June 30, 2020	Level 1	Level 2	Level 3	Total Gains and (Losses)
Investment	$3,100,000	$-	$-	$2,556,000

December 31, 2019
None	$-	$-	$-	$-

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

During the period ended June 30, 2020, the Company borrowed from Atikin Investments LLC (“Atikin”), an entity managed by an officer of the Company, to pay for operating expenses. The Company formalized the arrangement on August 1, 2020 when it issued to Atikin a Junior Secured Revolving Promissory Note for a principal amount up to $200,000. This note bears interest at 15% interest per annum and matures December 15, 2020.

Commencing in October 2020, the Company has begun selling shares of its investment in Ecoark. The Company has sold 50,000 shares of Ecoark through November 17, 2020.

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

Liquidity and Capital Resources

Historically, our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of June 30, 2020, the Company had an accumulated deficit of $154,632. We expect our cash balance to temporarily increase as we continue to sell our shares of Ecoark common stock. As of November 17, 2020, the Company has sold 50,000 shares of Ecoark and received $96,810 in gross proceeds therefrom.

Net Income from Operating Activities:

We reported $2,494,291 and $0 in net income from operating activities for the six months ended June 30, 2020 and 2019, respectively. The increase was due to the divestiture of our subsidiaries and sale of Ecoark common stock, and we anticipate that this will subside after the remainder of the Ecoark shares are sold. It is anticipated that we will report negative operating cash flow in future periods, as we have ceased operations and are considering the Company’s next steps. However, given that there are and will continue to be lower expenses until we determine and commence our future operations, the significance of negative cash flows will likely be diminished during that time.

Cash Flows from Financing Activities:

For the six months ended June 30, 2020 and 2019, we did not report any net cash provided by financing activities. We expect to see a decline in fiscal year 2021 until we commence operations, however we may require additional capital to consummate a business combination.

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

Based upon our current operations, if we are successful in selling the shares of Ecoark common stock, we believe we will have sufficient working capital to fund our operations over more than the next nine months. If we are able to close a reverse merger, asset purchase or similar transaction to acquire an operating business, it is likely we will need additional capital, including potentially as a condition of closing the acquisition. Because of the inherent uncertainties of the Company at this stage, we cannot be certain as to how much capital we need, if and how such capital will be raised or the type or quantity of securities we will be required to issue to do so. In connection with a business combination, we may issue a significant number of shares of our common stock or securities convertible or exercisable into our common stock to the target’s shareholders which will be dilutive to our shareholders.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation	S-1	11/1/2013	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation	8-K	6/1/2018	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation – name change	8-K	2/18/2020	3.1
3.2	Bylaws	S-1	11/1/2013	3.2
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

**This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANNER ENERGY SERVICES CORP.

Dated: November 23, 2020	By:	/s/ Richard Horgan
Richard Horgan
Chief Executive Officer (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

