Form 10-Q
period 2020-09-30
Banner Energy Services Corp.
filed 2020-12-04
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number 333-192060

Banner Energy Services Corp.

(Exact name of registrant as specified in its charter)

Nevada	45-3797537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

609 West Dickson St., Suite 102 G, Fayetteville, AR	72701
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of December 4, 2020, the issuer had 7,000,000 shares of its common stock, $0.0001 par value per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act: None

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Banner Energy Services Corp.

Condensed Consolidated Balance Sheets

September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$4,936	$-
Investment	2,100,000	-
Current assets of discontinued operations	-	793,712
Total current assets	2,104,936	793,712
Noncurrent assets:
Assets of discontinued operations	-	4,517,209
Total noncurrent assets	-	4,517,209
Total assets	$2,104,936	$5,310,921

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and other current liabilities	$23,435	$-
Current liabilities of discontinued operations	-	10,089,955
Note payable – related parties	55,638	-
Total current liabilities	79,073	10,089,955

Liabilities of discontinued operations	-	1,029,414
Total liabilities	79,073	11,119,369

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 200,000,000 shares authorized, 7,000,000 and 6,865,853 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	700	686
Additional paid in capital	3,397,148	3,192,162
Retained earnings (deficit)	(1,371,985)	(9,001,296)
Total stockholder’ equity (deficit)	2,025,863	(5,808,448)
Total liabilities and stockholders’ equity (deficit)	$2,104,936	$5,310,921

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Banner Energy Services Corp.

Condensed Consolidated Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2020 and 2019

	2020	2019

Revenue	$-	$-
Cost of Sales	-	-
Gross Profit	-	-
Operating expenses:
Salaries and wages, including stock-based compensation	225,000	-
Selling, general and administrative expenses	53,424	-
Total operating expenses	278,424	-
Operating loss	(278,424)	-

Other income (expense):
Interest expense	(638)	-
Unrealized gain on investment	1,556,000	-
Total other income (expense)	1,555,362	-

Income from continuing operations before provision for income taxes	1,276,938	-
Provision for income taxes	-	-
Income from continuing operations	1,276,938	-
Gain (loss) from discontinued operations	6,352,373	(2,641,232)

Net income (loss)	$7,629,311	$(2,641,232)

Net income (loss) per share - basic:
Basic and diluted – continuing operations	$0.18	$(0.00)
Basic and diluted – discontinued operations	0.92	(0.45)
Net income (loss) per share	$1.10	$(0.45)

Net income (loss) per share - diluted:
Basic and diluted – continuing operations	$0.18	$(0.00)
Basic and diluted – discontinued operations	0.91	(0.45)
Net income (loss) per share	$1.09	$(0.45)

Weighted average shares outstanding - basic	6,925,073	5,839,583
Weighted average shares outstanding - diluted	6,996,122	5,839,583

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Banner Energy Services Corp.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2020 and 2019

	2020	2019

Revenue	$-	$-
Cost of Sales	-	-
Gross Profit	-	-
Operating expenses:
Salaries and wages, including stock-based compensation	170,000	-
Selling, general and administrative expenses	46,715	-
Total operating expenses	216,715	-
Operating loss	(216,715)	-

Other income (expense):
Interest expense	(638)
Unrealized loss on investment	(1,000,000)	-
Total other income (expense)	(1,000,638)	-

Income from continuing operations before provision for income taxes	(1,217,353)	-
Provision for income taxes	-	-
Income from continuing operations	(1,217,353)	-
Gain (loss) from discontinued operations	-	(1,204,852)

Net income (loss)	$(1,217,353)	$(1,204,852)

Net income (loss) per share - basic:
Basic and diluted – continuing operations	$(0.17)	$(0.00)
Basic and diluted – discontinued operations	0.00	(0.20)
Net income (loss) per share	$(0.17)	$(0.20)

Net income (loss) per share - diluted:
Basic and diluted – continuing operations	$(0.17)	$(0.00)
Basic and diluted – discontinued operations	0.00	(0.20)
Net income (loss) per share	$(0.17)	$(0.20)

Weighted average shares outstanding - basic	6,974,494	5,930,304
Weighted average shares outstanding - diluted	6,974,494	5,930,304

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Banner Energy Services Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the Nine and Three Months ended September 30, 2020 and 2019

	Common Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balances at December 31, 2018	5,668,246	$567	$2,003,740	$(3,708,360)	$(1,704,053)

Shares issued for services	31,952	3	89,997	-	90,000

Shares issued for cash in private placement	19,797	2	55,504	-	55,506

Net loss for the period	-	-	-	(1,043,315)	(1,043,315)

Balances at March 31, 2019	5,719,995	572	2,149,241	(4,751,675)	(2,601,862)
Shares issued for services	31,966	3	89,997	-	90,000
Shares issued for cash in private placement	177,463	18	300,017	-	300,035

Net loss for the period	-	-	-	(393,065)	(393,065)

Balances at June 30, 2019	5,929,424	593	2,539,255	(5,144,740)	(2,604,892)
Shares issued for cash in private placement	1,052	-	30,000	-	30,000

Net loss for the period	-	-	-	(1,204,852)	(1,204,852)

Balances at September 30, 2019	5,930,476	$593	$2,569,255	$(6,349,592)	$(3,779,744)

Balances at December 31, 2019	6,865,853	$686	$3,192,162	$(9,001,296)	$(5,808,448)
Shares issued for services	50,000	5	54,995	-	55,000
Fractional shares issued for Banner Midstream acquisition	340	1	(1)	-	-
Net income for the period	-	-	-	6,338,375	6,338,375

Balances at March 31, 2020	6,916,193	692	3,247,156	(2,662,921)	584,927

Net income for the period	-	-	-	2,508,289	2,508,289
Balances at June 30, 2020	6,916,193	692	3,247,156	(154,632)	3,093,216
Shares issued for services	83,807	8	125,702	-	125,710
Contributed capital for services rendered	-	-	24,290	-	24,290
Net loss for the period	-	-	-	(1,217,353)	(1,217,353)
Balances at September 30, 2020	7,000,000	$700	$3,397,148	$(1,371,985)	$2,025,863

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Banner Energy Services Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2020 and 2019

	2020	2019

Cash flows from operating activities
Net income (loss)	$1,276,938	$ (-)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation including contributed capital for services rendered	205,000	-
Unrealized gain on investment	(1,556,000)	-
Changes in operating assets and liabilities:
Accrued interest – related parties	638	-
Accounts payable and other current liabilities	23,360	-
Net cash used in operating activities	(50,064)	-
Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Proceeds from note payable – related parties	55,000	-
Net cash provided by financing activities	55,000	-
Net cash used in discontinued operations – operating activities	(1,312,231)	(559,775)
Net cash provided by (used in) discontinued operations – investing activities	226,968	(519,996)
Net cash provided by discontinued operations – financing activities	1,085,263	1,079,771
Net cash (used in) discontinued operations	-	-
Net (decrease) in cash and cash equivalents	4,936	-
Cash and restricted cash – beginning of period	-	-
Cash and restricted cash – end of period	$4,936	$-

Supplemental schedule of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$–

Supplemental schedule of non-cash investing and financing information
Net assets acquired from White River/Shamrock and then sold to Ecoark	$8,000,000	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Banner Energy Services Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

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

Property and Equipment and Long-Lived Assets

Property and equipment is stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, of ten years for all property and equipment, except leasehold improvements which are depreciated over the term of the lease, which is shorter than the estimated useful life of the improvements.

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

On March 27, 2020, Banner Midstream was acquired by Ecoark for 8,945,205 shares of common stock, and Ecoark assumed all of the debt of the Company. As of November 30, 2020, of the 1,000,000 shares of Ecoark common stock the Company retained from the March 2020 acquisition, after distributing the other 7,945,205 shares to the former owners of Banner Midstream, the Company has sold 90,400 shares.

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

All of the Company’s revenue for the period January 1, 2020 through March 27, 2020 and nine months ended September 30, 2019 are included in discontinued operations:

	2020	2019
Revenue:
Transportation and logistics	$3,686,120	$11,683,077
Equipment rental revenue	74,448	808,952
Other revenue	100,107	99,376
	$3,860,675	$12,591,405

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

Depreciation expense of $103,451 and $467,975 is included in discontinued operations for the period January 1, 2020 through March 27, 2020 and nine and three months ended September 30, 2019.

NOTE 4: LONG-TERM DEBT

All of the long-term debt of the Company was related to Banner Midstream Corp. and was assumed by Ecoark on March 27, 2020 as part of the merger with Ecoark. As of March 27, 2020, there is no long-term debt recorded.

NOTE 5: NOTES PAYABLE - RELATED PARTIES

All of the notes payable – related parties of the Company was related to Banner Midstream Corp. and was assumed by Ecoark on March 27, 2020 as part of the merger with Ecoark. As of March 27, 2020, there were no notes payable – related parties recorded until August 1, 2020.

During the period ended June 30, 2020, the Company borrowed from Atikin Investments LLC (“Atikin”), an entity managed by an officer of the Company, to pay for operating expenses. The Company formalized the arrangement on August 1, 2020 when it issued to Atikin a Junior Secured Revolving Promissory Note for a principal amount up to $200,000. Through September 30, 2020, the Company has borrowed $55,000. This note bears interest at 10% interest per annum and matures December 15, 2020. Interest expense for the period August 1, 2020 through September 30, 2020 and accrued at September 30, 2020 is $638.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has authority to issue up to 200,000,000 shares, par value $0.0001 per share. Our shareholders approved an increase in the authorized number of shares from 100,000,000 to 200,000,000 in May 2018. As of September 30, 2020 and December 31, 2019, there were 7,000,000 and 6,865,853 shares of the Company’s common stock issued and outstanding, respectively. On November 14, 2019, the Company completed a 1 for 95 reverse stock split. All shares and per share figures have been retroactively adjusted to account for this reverse split and reverse acquisition.

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

On February 27, 2020, the Company issued 50,000 shares of common stock for services rendered valued at $55,000. On July 28, 2020, the Company issued 83,807 shares of common stock for services rendered valued at $125,710, and $24,290 of contributed capital for services rendered.

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

Date of Grant
Expected term (years)	10
Expected volatility	283%
Risk-free interest rate	2.55%
Dividend yield	0%

As summary of option activity under the 2016 Plan as of September 30, 2020 and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2019	60,421	$5.20	8.02
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Canceled	-	-	-
Balance outstanding at September 30, 2020	60,421	$5.20	7.28
Exercisable at September 30, 2020	60,421	$5.20	7.28

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

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,628	$16.625	2.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2020	10,628	$16.625	1.9	$-
Exercisable at September 30, 2020	10,628	$16.625	1.9	$-

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

September 30, 2020 and December 31, 2019	2020	2019
Current Assets	$-	$793,712
Non-current Assets	-	4,517,209
	$-	$5,310,921

Current Liabilities	-	10,089,955
Non-current Liabilities	-	1,029,414
	$-	$11,119,369

Period Ended January 1, 2020 through March 27, 2020 and Nine Months Ended September 30, 2019
Revenue	$3,860,675	$12,591,405
Cost of Sales	2,604,288	8,463,488
Gross Profit	1,256,387	4,127,917
Operating and Non-operating Expenses	3,243,052	6,769,149
Loss from discontinued operations	$(1,986,665)	$(2,641,232)
Gain on discontinued operations	8,339,038	-
Net gain (loss) in discontinued operations	$6,352,373	$(2,641,232)

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

All of the right of use assets and lease liabilities related to Banner Midstream and were sold/assumed by Ecoark in the merger with Ecoark on March 27, 2020. No right of use assets or lease liabilities exist as of September 30, 2020.

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

During the period ended June 30, 2020, the Company borrowed from Atikin Investments LLC (“Atikin”), an entity managed by an officer of the Company, to pay for operating expenses. The Company formalized the arrangement on August 1, 2020 when it issued to Atikin a Junior Secured Revolving Promissory Note for a principal amount up to $200,000. Through September 30, 2020, the Company has borrowed $55,000.This note bears interest at 10% interest per annum and matures December 15, 2020. Interest expense for the period August 1, 2020 through September 30, 2020 and accrued at September 30, 2020 is $638.

There was $24,290 in contributed capital from a former employee in their separation agreement recorded on July 28, 2020.

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

Financial instruments consist principally of cash, investments, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the nine months ended September 30, 2020 and 2019. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis as of:

September 30, 2020	Level 1	Level 2	Level 3	Total Gains and (Losses)
Investment	$2,100,000	$-	$-	$1,556,000

December 31, 2019
None	$-	$-	$-	$-

NOTE 12: SUBSEQUENT EVENTS

Commencing in October 2020, the Company has begun selling shares of its investment in Ecoark. The Company has sold 90,400 shares of Ecoark through November 30, 2020.

In October and November 2020, the Company was advanced another $2,500 and repaid a total of $15,000 under the Junior Secured Revolving Promissory Note.

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

Plan of Operation

The Company has no operations or revenue from continuing operations as of the date of this Report with the exception of some corporate expenses incurred to run the Company. All results related to Banner Midstream are reflected in discontinued operations. We have terminated our operations in the oil and gas industry, and are currently in the process of developing a business plan, including with respect to the disposition of our remaining asset, and the use of the proceeds therefrom to distribute to shareholders and locate a business opportunity in the U.S.

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

Liquidity and Capital Resources

Historically, our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of September 30, 2020, the Company had an accumulated deficit of $1,371,985. We expect our cash balance to temporarily increase as we continue to sell our shares of Ecoark common stock. As of November 30, 2020, the Company has sold 90,400 shares of Ecoark and received $169,758 in gross proceeds therefrom.

Cash Flows from Operating Activities:

We reported $50,064 and $0 in net cash used in operating activities for the nine months ended September 30, 2020 and 2019, respectively. The net cash used in operating activities was the result of the net income from continuing operations in 2020 offset by the unrealized gain in the investment held in shares of Ecoark common stock, and we anticipate that this will subside after the remainder of the Ecoark shares are sold. It is anticipated that we will report negative operating cash flow in future periods, as we have ceased operations and are considering the Company’s next steps. However, given that there are and will continue to be lower expenses until we determine and commence our future operations, the significance of negative cash flows will likely be diminished during that time.

Cash Flows from Financing Activities:

For the nine months ended September 30, 2020 and 2019, we reported $55,000 and $0 in net cash provided by financing activities, respectively. The increase was due to funds borrowed by the Company pursuant to a Junior Secured Revolving Promissory Note issued on August 1, 2020. We expect to see a decline in fiscal year 2021 until we commence operations, however we may require additional capital to consummate a business combination.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 28, 2020, the Company issued 83,807 shares of common stock to a consultant for services rendered valued at $125,710. The securities were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation	S-1	11/1/2013	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation	8-K	6/1/2018	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation – name change	8-K	2/18/2020	3.1
3.2	Bylaws	S-1	11/1/2013	3.2
10.1	Employment Agreement between the Company and Richard Horgan dated August 1, 2020*	8-K	8/6/2020	10.1
10.2	Revolving Promissory Note dated August 1, 2020+				Filed
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

BANNER ENERGY SERVICES CORP.

Dated: December 4, 2020	By:	/s/ Richard Horgan
Richard Horgan
Chief Executive Officer (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

