Form 10-K
period 2020-12-31
Banner Energy Services Corp.
filed 2021-02-04
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-192060

Banner Energy Services Corp.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-3797537
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

609 W. Dickson St., Suite 102 G, Fayetteville, Arkansas Fayetteville, AR	72701
Address of Principal Executive Offices	Zip Code

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

The number of shares outstanding of the registrant’s classes of common stock, as of February 3, 2021 was 7,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS.

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “registrant,” and “Company” refer to Banner Energy Services Corp., a Nevada corporation.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our ability to sell the shares of Ecoark common stock held by us, any subsequent distribution of a portion of the proceeds of such sale to our shareholders and the sufficiency and use of any remaining amounts thereafter, our ability to locate and acquire an operating business and the resources and efforts we intend to dedicate to such an endeavor, our development of a viable business plan and commencement of operations, our ability to terminate our status as an “investment company” within a reasonable timeframe or at all, , and our ability to locate sources of capital necessary to commence operations or otherwise meet our business needs and objectives. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include those summarized below in “Summary of Risk Factors,” as more particularly described in Item 1A. – Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Some of the principal risk factors that make an investment in the Company speculative or risky are summarized as follows:

●	We are still in the process of searching for an operating business to acquire, and if we fail to acquire a target business on favorable terms, within a reasonable timeframe or at all your investment in us could become worthless.
●	We have a limited amount of time in which to acquire an operating business or sell a sufficient amount of securities we hold in order to no longer qualify as an “investment company” under the Investment Company Act of 1940 (the “1940 Act”).
●	We have no operations and our likelihood of success is contingent upon the problems, expenses, and complications frequently encountered by companies in their infancy stage.
●	We face intense competition in our search for an operating business to acquire, and many of our competitors have significantly greater resources than we do.
●	Even if we are able to acquire an operating business, we will need to manage our growth effectively to become profitable and there can be no assurance we will have the resources to do so.
●	We have limited capital and may need to raise additional capital in the future by issuing debt or equity securities, the terms of which may dilute our current investors and/or reduce or limit their liquidation or other rights.
●	Our common stock is a “penny stock” under the Rules of the SEC, as defined, which reduces its liquidity. There is currently no active market for our securities, there can be no assurance that such a market will ever develop, and the future prices and liquidity of our securities could be unpredictable and volatile.

These and other material risks we face are described more fully in Item 1A. – Risk Factors, which investors should carefully review prior to making an investment decision with respect to the Company or its securities.

Description of Business

The Company was incorporated in Nevada in November 2011 under the name TabacaleraYsidron, Inc. On December 9, 2019, the Company changed its name to “Banner Energy Services Corp.” by filing a certificate of amendment to its Articles of Incorporation with the Secretary of State of Nevada. This name change became effective with the Financial Industry Regulatory Authority as of February 11, 2020. On January 7, 2021, shareholders of the Company representing approximately 57% of the outstanding common shares, acted by written consent in lieu of a meeting to approve an amendment to the Company’s Articles of Incorporation to change the name of the Company to Fortium Holdings Corp. (the “Amendment”). The Amendment will be effective upon the Company’s filing of a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada.

On March 27, 2020, the Company sold Banner Midstream Corp., its former wholly-owned subsidiary, along with its four operating subsidiaries, Pinnacle Frac Transport LLC, Capstone Equipment Leasing LLC, White River Holdings Corp., and Shamrock Upstream Energy LLC, through which the Company formerly operated in the oil and gas industry, to Ecoark Holdings, Inc. (“Ecoark”). In consideration for the sale of its assets, the Company received 1,789,041 shares of Ecoark common stock (after giving effect to Ecoark’s subsequent one-for-five reverse stock split which was effective on December 17, 2020) in addition to Ecoark assuming all of the debt of Banner Midstream Corp. The majority of the shares of Ecoark common stock received by the Company in the transaction were used to pay the Company’s creditors and eliminate its liabilities on its balance sheet. As a result of these developments, the Company’s primary asset is currently 175,295 shares of Ecoark common stock post-reverse stock split as of December 31, 2020 and 167,508 as of January 26, 2021. Because the Company holds these shares and has no other assets, we are currently an “investment company” as such term is defined under the 1940 Act. The Company intends to sell a sufficient number of these shares for cash in fiscal year 2021 to terminate its status as an investment company under the 1940 Act. If we are unable to do so prior to March 27, 2021 we could become subject to the 1940 Act’s requirements. See Item 1A. – Risk Factors for more information. The Company is currently considering the subsequent use of the cash proceeds resulting from the proposed sale of the shares, including potentially making a cash distribution to its shareholders.

On July 31, 2020, Mr. Jay Puchir notified our Board of Directors (the “Board”) that he was resigning as the Chairman of the Board and Chief Executive Officer of the Company. On July 31, 2020, the Board appointed Mr. Richard Horgan, as the Chief Executive Officer, and as our sole director and Chairman of the Board, effective August 1, 2020. Mr. Puchir was appointed Chief Accounting Officer of Ecoark as of March 27, 2020.

The Company currently has no operations and is seeking to acquire a new business in the United States, including potentially by means of a reverse merger with an operating entity. We have not generated revenues since we divested our operating subsidiaries and do not expect to do so in the short-term due to the early stage nature of our Company.

The evaluation and selection of a business opportunity is a complex and uncertain process, and we have not yet identified a target operating business for acquisition. Business opportunities that we believe are in the best interests of the Company and its shareholders may be scarce, or we may be unable to obtain the businesses we identify as viable for our objectives, including due to competitive forces in the marketplace beyond our control. There can be no assurance that we will be able to locate compatible business opportunities for the Company. See Item 1A - Risk Factors.

Competition and Market Conditions

We will face substantial competition in our efforts to identify and pursue a business venture. The primary source of competition is expected to be from other companies organized and funded for similar purposes, including small venture capital firms, blank check companies, and wealthy investors, many of which may have substantially greater financial and other resources than we do. In light of our limited financial and human resources, we are at a competitive disadvantage compared to many of our competitors in our efforts to obtain an operating business or assets necessary to commence our operations in a new field. Additionally, with the economic downturn caused by the coronavirus pandemic, many venture capital firms and similar firms and individuals have been seeking to acquire businesses at discounted rates, and we therefore currently face additional competition and resultant difficulty obtaining a business. We expect these conditions to persist at least until such time as the economy recovers. This disadvantage may also be heightened by the reality that our primary asset is less liquid than cash, and many of our competitors have greater amounts of cash on hand for the purpose of making offers to purchase operating businesses. While we commenced selling our Ecoark common stock in October, 2020, we still have a substantial number of these shares remaining. Further, even if we are successful in obtaining a business or assets for new operations, we expect there to be enhanced barriers to entry in the marketplace in which we decide to operate as a result of reduced demand and/or increased raw material costs caused by the pandemic and other economic forces that are beyond our control.

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

Risks Relating to Our Business and Financial Condition

Because our sole asset consists of shares of Ecoark common stock, which is traded on the OTCQB, an illiquid market, we may not realize the expected benefits after we begin to sell the shares.

While we intend to liquidate as promptly as possible the shares of common stock of Ecoark common stock that represents our sole material asset, we may not realize the benefits we expect due to a number of factors including:

●	The OTCQB is generally not a liquid market although Ecoark has traded actively;

3

●

The market price for Ecoark common stock is volatile and has substantially declined since September falling from a closing price of $14.95 (adjusted for the reverse split) on September 1, 2020 to $10.00 as of December 31, 2020;

●	We have no control over the market price of Ecoark and our only option is be patient, but we must either sell all shares prior to March 27, 2021 to avoid the very onerous 1940 Act restrictions or acquire another business by that date;

●	Our investment is subject to all of the risks that the stock market poses for larger companies, except that in a falling stock market, the OTCQB may be more volatile than major stock exchanges where larger, more established issuers which trade;

●	The political risk that the U.S. presidential election may have generally and on companies like Ecoark that have significant oil and gas assets; and

●	The risks we summarize relating to our common stock which all apply to Ecoark common stock, except it is no longer a penny stock.

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

When we sold Banner Midstream on March 27, 2020 and our principal asset became Ecoark common stock, we became an investment company under the 1940 Act. Once Ecoark common stock becomes 40% or less of our total assets (exclusive of Government securities and cash items), we will no longer be an “investment company” under the 1940 Act. But the value of the stock fluctuates so we will need some cushion. Moreover, we will need to be very careful where we deposit and how we use our cash that we generate from the sale of Ecoark common stock. While bank deposits are not investment securities, money market accounts with a money market fund are securities and included in the test. If our management is not careful, we can trip the investment company test. If we acquire an operating business prior to March 27, 2021, that will solve our potential problem. Alternatively, if we are unable to locate and acquire an operating business in time, we will need to sell a sufficient number of the remaining shares of Ecoark common stock by March 27, 2021 in order to reduce the percentage of our assets that are investment securities to below 40%. This is because the SEC’s “transient investment company” exemption, on which we currently rely to forego the 1940 Act’s requirements, only applies for one year from the date we acquired the Ecoark common stock. Compliance with the 1940 Act is very expensive and as a practical matter we will not be able to comply.

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

Our common stock trades on the OTC Pink Market, the successor to the pink sheets. The OTC Pink Market generally is illiquid and most stocks traded there are of companies that are not required to file reports with the SEC under the Securities Exchange Act of 1934. While we voluntarily file Forms 10-Q and 10-K with the SEC, we are a voluntary filer and not required to file reports with the SEC. Our common stock itself infrequently trades. For example, on December 28, 2020, our common stock price closed at $0.3030 with 33 shares traded. Yahoo Finance reported that the average daily volume was 202 shares. Accordingly, any sales may depress the trading price.

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

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2020 and 2019. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2020:
First Quarter	$1.80	$0.51
Second Quarter	$2.50	$0.20
Third Quarter	$1.50	$0.51
Fourth Quarter	$1.25	$0.26

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2019:
First Quarter	$3.32	$1.72
Second Quarter	$4.75	$0.53
Third Quarter	$7.59	$1.42
Fourth Quarter	$4.00	$0.26

Holders

As of January 18, 2021, there were 136 shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is VStock Transfer, LLC, whose address is 18 Lafayette Place, Woodmere, New York 11598, and whose telephone number is (212) 828-8436.

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

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

As of about March 31, 2020, we began seeking new business opportunities in the United States after the March 27, 2020 merger with Ecoark. Among other things, we have commenced selling our shares of common stock in Ecoark, and we intend to use the proceeds to attract an acquisition target, and are also considering making a cash distribution to our shareholders of a portion of the proceeds from the sale of the Ecoark stock.

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

Our principal business objective is to achieve long-term growth potential through a combination with a business, rather than immediate, short-term earnings. Our search for a business opportunity is not currently limited to any particular geographical area or industry, except that we are focusing our search to businesses located within the United States.

Plan of Operation

The Company has no operations from a continuing business in 2020 other than the expenditures related to running the Company, and has no revenue from continuing operations as of the date of this Report. We have terminated our operations in the oil and gas industry, and are currently in the process of developing a business plan, including with respect to the disposition of our remaining asset, and the use of the proceeds therefrom to distribute to shareholders and locate a business opportunity in the U.S.

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

Results of Operations For the Year ended December 31, 2020 compared with the Year ended December 31, 2019

The following overview of our results of operations should be read in light of the fact that we divested our operating subsidiaries and assets, and have since ceased our operations pending management’s determination of the future direction of the Company, be it by reverse merger or similar business combination or otherwise. All operations related to the oil and gas business which was divested on March 27, 2020 is included within the discontinued operations section of the consolidated statements of operations and consolidated statements of cash flow. The only operations that existed in 2020 related to continuing operations relates to the business of running the Company and include mostly professional fees related to the Company’s corporate Exchange Act filings as well as general business expenditures related to finding a merger candidate which have not been material.

Revenue, Cost of Revenue and Gross Profit

All revenues, cost of revenues and gross profit relate to our discontinued operation of Banner Midstream. The Company for the years ended December 31, 2020 and 2019 did not incur any of these in continuing operations.

Operating Expenses

Included in continuing operations, we incurred operating expenses of $482,712 and $0 during the years ended December 31, 2020 and 2019, respectively. The operating expenses in 2020 were mainly due to the professional fees related to the Company’s Exchange Act filings and general operating expenditures of running the Company after the divestiture of Banner Midstream. All operating expenses related to Banner Midstream are included in discontinued operations.

Other Income (Expense)

Other income (expense) included in continuing operations were $1,448,100 and $0 during the years ended December 31, 2020 and 2019, respectively. The Company has included $1,276,150 and $173,429 in unrealized and realized gains, respectively related to the investment in the Ecoark common stock received in the sale of Banner Midstream to Ecoark. In addition, in 2020 we incurred $1,479 in interest expense related to the Junior Secured Promissory Note.

Net Income (Loss)

During the years ended December 31, 2020 and 2019, we recorded a net income (loss) of $7,317,761 and ($5,292,936), respectively. Of these amounts $6,352,373 and ($5,292,936) relate to the income (loss) from discontinued operations.

Liquidity and Capital Resources

Historically, prior to the divestiture of Banner Midstream, our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. Subsequent to the divestiture of Banner Midstream, we incurred debt from a Junior Secured Promissory Note and utilized our investment in Ecoark common stock to provide sources of capital. As of December 31, 2020, the Company had an accumulated deficit of $1,683,535. We expect our cash balance to temporarily increase if we can successfully sell additional shares of Ecoark common stock.

Net Cash used by Operating Activities:

We reported negative cash flow from operations related to our continuing operations for the years ended December 31, 2020 and 2019 in the amount of $(199,974) and $(0), respectively. It is anticipated that we will continue to report negative operating cash flow in future periods, as we have ceased operations and are considering the Company’s next steps. However, given that there are and will continue to be lower expenses until we determine and commence our future operations, the significance of negative cash flows will likely be diminished during that time.

Cash Flows from Investing Activities:

We had net cash provided from investing activities from continuing operations related to the proceeds received from the sale of the shares of Ecoark common stock we hold in 2020 in the amount of $240,625 and had $0 in 2019.

Cash Flows from Financing Activities:

For the years ended December 31, 2020 and 2019, the only cash flows from financing activities related to continuing operations related to the proceeds received, and payments of the Junior Secured Promissory Note in the net amount of $22,500. We expect that should the proceeds from the sale of shares in Ecoark be insufficient to provide the necessary capital to the Company, we will incur additional debt to fund continuing operations.

Based upon our current operations, if we are successful in selling the shares of Ecoark common stock, we believe we will have sufficient working capital to fund our operations over more than the next 12 months. If we are able to close a reverse merger, asset purchase or similar transaction to acquire an operating business, it is likely we will need additional capital, including potentially as a condition of closing the acquisition. Because of the inherent uncertainties of the Company at this stage, we cannot be certain as to how much capital we need, if and how we can raise capital or the type or quantity of securities we will be required to issue to do so. In connection with a business combination, we may issue a significant number our shares of our common stock or securities convertible or exercisable into our common stock to the target’s shareholders which will be dilutive to our shareholders.

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

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See Item 1A “Risk Factors” for more information.

Off Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and the other information required by this Item can be found beginning on page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Banner Energy Services Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Banner Energy Services Corp. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, consolidated stockholders’ equity (deficit), and consolidated cash flows for each of the years in the two-year period ended December 31, 2020, and the related consolidated notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and negative cash flows that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters during the course of our audit for the year ended December 31, 2020.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

New York, New York
February 4, 2021

Banner Energy Services Corp.

Consolidated Balance Sheets

December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash	$63,151	$-
Prepaid expenses	2,029	-
Investment	1,752,954	-
Current assets of discontinued operations	-	793,712
Total current assets	1,818,134	793,712
Noncurrent assets:
Assets of discontinued operations	-	4,517,209
Total noncurrent assets	-	4,517,209
Total assets	$1,818,134	$5,310,921

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and other current liabilities	$79,842	$-
Current liabilities of discontinued operations	-	10,089,955
Note payable – related parties	23,979	-
Total current liabilities	103,821	10,089,955

Liabilities of discontinued operations	-	1,029,414
Total liabilities	103,821	11,119,369

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 200,000,000 shares authorized, 7,000,000 and 6,865,853 shares issued and outstanding at December 31, 2020 and 2019, respectively	700	686
Additional paid in capital	3,397,148	3,192,162
Retained earnings (deficit)	(1,683,535)	(9,001,296)
Total stockholder’ equity (deficit)	1,714,313	(5,808,448)
Total liabilities and stockholders’ equity (deficit)	$1,818,134	$5,310,921

The accompanying notes are an integral part of the consolidated financial statements.

Banner Energy Services Corp.

Consolidated Statements of Operations

For the Years Ended December 31, 2020 and 2019

	2020	2019

Revenue	$-	$-
Cost of Sales	-	-
Gross Profit	-	-
Operating expenses:
Salaries and wages, including stock-based compensation	262,338	-
Selling, general and administrative expenses	220,374	-
Total operating expenses	482,712	-
Operating loss	(482,712)	-

Other income (expense):
Interest expense	(1,479)	-
Realized gain on investment	173,429	-
Unrealized gain on investment	1,276,150	-
Total other income (expense)	1,448,100	-

Income from continuing operations before provision for income taxes	965,388	-
Provision for income taxes	-	-
Income from continuing operations	965,388	-
Gain (loss) from discontinued operations	6,352,373	(5,292,936)

Net income (loss)	$7,317,761	$(5,292,936)

Net income (loss) per share - basic:
Basic and diluted – continuing operations	$0.14	$(0.00)
Basic and diluted – discontinued operations	0.91	(0.89)
Net income (loss) per share	$1.05	$(0.89)

Net income (loss) per share - diluted:
Basic and diluted – continuing operations	$0.14	$(0.00)
Basic and diluted – discontinued operations	0.91	(0.89)
Net income (loss) per share	$1.05	$(0.89)

Weighted average shares outstanding - basic	6,943,907	5,895,534
Weighted average shares outstanding - diluted	7,014,956	5,895,534

The accompanying notes are an integral part of the consolidated financial statements.

Banner Energy Services Corp.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years ended December 31, 2020 and 2019

	Common Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balances at December 31, 2018	5,668,246	$567	$2,003,740	$(3,708,360)	$(1,704,053)

Shares issued for services	113,918	11	244,989	-	245,000

Shares issued for cash in private placement	197,260	20	355,521	-	355,541

Shares issued in reverse merger with Banner Midstream	586,429	58	(58)	-	-

Shares issued in secured note	300,000	30	587,970	-	588,000

Net loss for the year	-	-	-	(5,292,936)	(5,292,936)

Balances at December 31, 2019	6,865,853	686	3,192,162	(9,001,296)	(5,808,448)

Shares issued for services	133,807	13	180,697	-	180,710

Fractional shares issued for Banner Midstream acquisition	340	1	(1)	-	-

Contributed capital for services rendered	-	-	24,290	-	24,290

Net income for the year	-	-	-	7,317,761	7,317,761
Balances at December 31, 2020	7,000,000	$700	$3,397,148	$(1,683,535)	$1,714,313

The accompanying notes are an integral part of the consolidated financial statements.

Banner Energy Services Corp.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

	2020	2019

Cash flows from operating activities
Net income (loss)	$965,388	$	(-)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation including contributed capital for services rendered	205,000		-
Realized gain on investments	(173,429)		-
Unrealized gain on investment	(1,276,150)		-
Changes in operating assets and liabilities:
Prepaid expenses	(2,029)		-
Accrued expenses – related parties	1,404		-
Accounts payable and other current liabilities	79,842		-
Net cash used in operating activities	(199,974)		-

Cash flows from investing activities
Proceeds from the sale of investments	240,625		-
Net cash provided by investing activities	240,625		-

Cash flows from financing activities
Repayment of note payable – related parties	(35,000)		-
Proceeds from note payable – related parties	57,500		-
Net cash provided by financing activities	22,500		-
Net cash used in discontinued operations – operating activities	(1,312,231)		(2,124,800)
Net cash provided by discontinued operations – investing activities	226,968		6,724
Net cash provided by discontinued operations – financing activities	1,085,263		2,118,076
Net cash (used in) discontinued operations	-		-
Net increase in cash and cash equivalents	63,151		-
Cash and restricted cash – beginning of period	-		-
Cash and restricted cash – end of period	$63,151		$-

Supplemental schedule of cash flow information
Cash paid for interest	$-		$762,237
Cash paid for income taxes	$-		$48,429

Supplemental schedule of non-cash investing and financing information
Net assets acquired from White River/Shamrock and then sold to Ecoark	$8,000,000		$-
Lease liability for right of use asset at inception – presented in discontinued operations	$-		$932,567
Debt for payment of convertible note through intermediary – presented in discontinued operations	$-		$500,000
Payment of convertible note through intermediary – presented in discontinued operations	$-		$500,000
Original issue discount on note payable – presented in discontinued operations	$-		$551,504
Shares issued in reverse merger	$-		$58

The accompanying notes are an integral part of the consolidated financial statements.

Banner Energy Services Corp.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

On March 27, 2020, Banner Midstream was acquired by Ecoark Holdings, Inc., (“Ecoark”) pursuant a Stock Purchase Agreement, dated March 27, 2020 (the “Banner Purchase Agreement”), between Ecoark and Banner Energy. Pursuant to the Banner Purchase Agreement, Ecoark acquired 100% of the outstanding capital stock of Banner Midstream in consideration for 1,789,041 shares of common stock of Ecoark valued at $2.72 per share and assumed approximately $11,774,000 in short-term and long-term debt of Banner Midstream and its subsidiaries.

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

The following reflected the Company’s post-merger corporate structure (State of Incorporation):

Mount Tam Biotechnologies, Inc., formerly TabacaleraYsidron, Inc. (Nevada)

Mount Tam Biotechnologies, Inc. (Delaware) - Sold October 2018.

Mount Tam Therapeutics, Inc. (Delaware) – Formed October 2018.

The Company is subject to a number of risks, including the need to acquire and successfully operate a new business, the risk of selling its Ecoark common stock and raising capital through equity and/or debt financings. See Item 1A “Risk Factors” included in this Annual Report on Form 10-K for the year ended December 31, 2020.

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

On July 31, 2020, Mr. Jay Puchir notified our Board of Directors (the “Board”) that he was resigning as the Chairman of the Board and Chief Executive Officer of the Company. On July 31, 2020, the Board appointed Mr. Richard Horgan, as the Chief Executive Officer, and as our sole director and Chairman of the Board, effective August 1, 2020. Mr. Puchir was appointed Chief Accounting Officer of Ecoark as of March 27, 2020.

On January 7, 2021, shareholders of the Company representing approximately 57% of the outstanding common shares, acted by written consent in lieu of a meeting to approve an amendment to the Company’s Articles of Incorporation to change the name of the Company to Fortium Holdings Corp. (the “Amendment”). The Amendment will be effective upon the Company’s filing of a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company tested the carrying value of its long-lived assets for recoverability during the year ended December 31, 2019, and there was impairment recorded in the amount of $525,693.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. All revenues for the years ended December 31, 2020 and 2019 are included in discontinued operations.

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

Leases

The Company followed ASC 840 Leases in accounting for leased properties until 2019 when it adopted ASC 842 for its accounting for finance and operating leases in 2019. Included in the Company’s discontinued operations are leases for office and production facilities for terms typically ranging from three to five years. Rent escalations over the term of a lease are considered at the inception of the lease such that the monthly average for all payments is recorded as straight-line rent expense with any differences recorded in accrued liabilities. In continuing operations, there is only an office lease that is on a month-to-month basis.

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented, so only basic weighted average number of common shares are used in the computations.

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

On March 27, 2020, Banner Midstream was acquired by Ecoark for 1,789,041 shares of common stock (after giving effect to Ecoark’s subsequent one-for-five reverse stock split which was effected on December 10, 2020), and Ecoark assumed all of the debt of the Company. As of January 26, 2021, of the 200,000 shares of Ecoark common stock the Company retained from the March 2020 acquisition, after distributing the other 1,589,041 shares to the former owners of Banner Midstream, the Company has sold 32,492 shares.

Impact of COVID-19

Since the sale of Banner Midstream, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See “Risk Factors” contained in this annual report on Form10-K for the fiscal year ended December 31, 2020 for more information.

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

All of the Company’s revenue for the period January 1, 2020 through March 27, 2020 and year ended December 31, 2019 are included in discontinued operations:

	2020	2019
Revenue:
Transportation and logistics	$3,686,120	$13,652,256
Equipment rental revenue	74,448	923,617
Other revenue	100,107	139,344
	$3,860,675	$14,715,217

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

Depreciation expense of $103,451 and $483,183 is included in discontinued operations for the period January 1, 2020 through March 27, 2020 and year ended December 31, 2019.

NOTE 4: LONG-TERM DEBT

All of the long-term debt of the Company was related to Banner Midstream Corp. and was assumed by Ecoark on March 27, 2020 as part of the merger with Ecoark. As of March 27, 2020, there is no long-term debt recorded.

NOTE 5: NOTES PAYABLE - RELATED PARTIES

All of the notes payable – related parties of the Company concerned Banner Midstream Corp. and were assumed by Ecoark on March 27, 2020 as part of the merger with Ecoark. As of March 27, 2020, there were no notes payable – related parties recorded until August 1, 2020.

During the period ended June 30, 2020, the Company borrowed from Atikin Investments LLC (“Atikin”), an entity managed by the Chief Executive Officer of the Company, to pay for operating expenses. The Company formalized the arrangement on August 1, 2020 when it issued to Atikin a Junior Secured Revolving Promissory Note for a principal amount up to $200,000.

Through December 31, 2020, the Company had borrowed a total $57,500 and repaid $35,000 leaving a balance of $22,500. This note bears interest at 10% interest per annum and had a maturity date of December 15, 2020, which has been extended through January 15, 2021, and has been repaid as of January 11, 2021. Interest expense for the period August 1, 2020 through December 31, 2020 was $1,479, and this has been repaid as of January 11, 2021.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has authority to issue up to 200,000,000 shares, par value $0.0001 per share. Our shareholders approved an increase in the authorized number of shares from 100,000,000 to 200,000,000 in May 2018. As of December 31, 2020 and 2019, there were 7,000,000 and 6,865,853 shares of the Company’s common stock issued and outstanding, respectively. On November 14, 2019, the Company completed a 1 for 95 reverse stock split. All shares and per share figures have been retroactively adjusted to account for this reverse split and reverse acquisition.

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

Stock Options

The Company’s Board of Directors approved the adoption of the Mount Tam 2016 Stock-Based Compensation Plan (the “2016 Plan”) on May 12, 2016.

On May 2, 2016, the Company granted options to purchase up to 2,737 shares of Common Stock under the Plan in the aggregate, with an exercise price of $56.05 per share. On December 28, 2018, the Company granted options to purchase up to 51,683 shares of Common Stock under the Plan in the aggregate, with an exercise price of $1.90 per share. Options will vest as per below tables:

Name	Number of Stock Options	Vesting Schedule
Brian Kennedy (Chairman) – 5/2/2016	2,632	Fully vested
Juniper Pennypacker – 5/2/2016	105	Fully vested

Name	Number of Stock Options	Vesting Schedule
Richard Marshak (CEO) – 12/28/2018	37,105	Fully vested
Jim Stapleton (CFO) – 12/28/2018	10,789	Fully vested
Brian Kennedy (Chairman) – 12/28/2018	3,684	Fully vested
Juniper Pennypacker – 12/28/2018	105	Fully vested

On October 2, 2016, the Company granted options to purchase up to 1,421 shares of Common Stock under the Plan in the aggregate, with an exercise price of $38.00 per share. On December 28, 2018, the Company granted options to purchase up to 4,579 shares of Common Stock under the Plan in the aggregate, an exercise price of $1.90 per share. Options will vest as per below tables:

Name	Number of Stock Options	Vesting Schedule
Bryan Cox (consultant) – 10/7/2016	1,053	Fully vested
Jim Stolzenbach (consultant) – 10/7/2016	368	Fully vested

Name	Number of Stock Options	Vesting Schedule
Bryan Cox (consultant) – 12/28/2018	3,158	Fully vested
Jim Stolzenbach (consultant) – 12/28/2018	1,421	Fully vested

The Company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted during the year ended December 31, 2018. All options stand completely vested on the date of the reverse merger November 18, 2019.

Date of Grant
Expected term (years)	10
Expected volatility	283%
Risk-free interest rate	2.55%
Dividend yield	0%

As summary of option activity under the 2016 Plan as of December 31, 2020 and 2019 and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2018	60,421	$5.20	9.02
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Canceled	-	-	-
Balance outstanding at December 31, 2019	60,421	$5.20	8.02
Exercisable at December 31, 2019	60,421	$5.20	8.02

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2019	60,421	$5.20	8.02
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Canceled	-	-	-
Balance outstanding at December 31, 2020	60,421	$5.20	7.02
Exercisable at December 31, 2020	60,421	$5.20	7.02

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

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	10,628	$16.625	3.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2019	10,628	$16.625	2.7	$-
Exercisable at December 31, 2019	10,628	$16.625	2.7	$-

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,628	$16.625	2.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2020	10,628	$16.625	1.7	$-
Exercisable at December 31, 2020	10,628	$16.625	1.7	$-

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

December 31, 2020 and December 31, 2019	2020	2019
Current Assets	$-	$793,712
Non-current Assets	-	4,517,209
	$-	$5,310,921

Current Liabilities	-	10,089,955
Non-current Liabilities	-	1,029,414
	$-	$11,119,369

Period Ended January 1, 2020 through March 27, 2020 and Year Ended December 31, 2019
Revenue	$3,860,675	$14,715,217
Cost of Sales	2,604,288	10,228,168
Gross Profit	1,256,387	4,487,049
Operating and Non-operating Expenses	3,243,052	9,779,985
Loss from discontinued operations	$(1,986,665)	$(5,292,936)
Gain on discontinued operations	8,339,038	-
Net gain (loss) in discontinued operations	$6,352,373	$(5,292,936)

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

All of the right of use assets and lease liabilities related to Banner Midstream and were sold/assumed by Ecoark in the merger with Ecoark on March 27, 2020. No right of use assets or lease liabilities exist as of December 31, 2020.

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

During the period ended June 30, 2020, the Company borrowed from Atikin Investments LLC (“Atikin”), an entity managed by an officer of the Company, to pay for operating expenses. The Company formalized the arrangement on August 1, 2020 when it issued to Atikin a Junior Secured Revolving Promissory Note for a principal amount up to $200,000. Through December 31, 2020, the Company had borrowed a total $57,500 and repaid $35,000 leaving a balance of $22,500 as of December 31, 2020. This note bears interest at 10% interest per annum and had a maturity date of December 15, 2020, which has been extended through January 15, 2021, and has been repaid as of January 11, 2021. Interest expense for the period August 1, 2020 through December 31, 2020 was $1,479, and this has been repaid as of January 11, 2021.

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

Financial instruments consist principally of cash, investments, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the years ended December 31, 2020 and 2019. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis as of:

December 31, 2020	Level 1	Level 2	Level 3	Total Gains and (Losses)
Investment	$1,752,954	$-	$-	$1,449,579

December 31, 2019
None	$-	$-	$-	$-

NOTE 12: INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company had a net operating loss carryforward for tax purposes totaling $1,179,845 and $9,001,296 at December 31, 2020 and 2019.

Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of net operating losses and other tax attributes may be substantially limited or eliminated due to cumulative changes in ownership greater than 50% that may have occurred during an applicable testing periods. Management has not performed a Section 382 analysis to determine the possible limitation on its net operating losses in 2018.

Management has placed a full valuation allowance on its Net Deferred Tax Assets since it is more likely than not that the Net Deferred Tax Asset will not be utilized.

The table below summarizes the differences between the tax benefit computed at the statutory federal tax rate and the Company’s net income tax benefit for the years ended December 31, 2020 and 2019:

	2020	2019
Net operating loss carryover	$247,767	$5,292,936
Fixed Assets	(-)	(839,807)
Share-based compensation	(-)	(470,000)
Depreciation expense	77,997	(483,183)
Investments	(91,054)	-
Business credits (R&D)	27,411	-
Valuation allowance	(262,121)	(3,499,946)
Net deferred tax asset	$-	$-

Tax benefit computed at expected statutory rate	$1,119,530	$(1,111,517)
State income taxes	-	-
Depletion	-	176,359
Gain on disposal of Banner Midstream	(1,333,998)	-
Share-based compensation	-	98,700
Depreciation expense	-	101,468
Valuation Allowance	214,468	734,990
Net income tax benefit	$-	$-

Federal statutory rate (benefit)	21%	(21)%
Gain on disposal of Banner Midstream	(25)%	3%
Change in valuation allowance	4%	18%
Effective Tax Rate	(0)%	(0)%

NOTE 13: SUBSEQUENT EVENTS

On January 7, 2021, shareholders of the Company representing approximately 57% of the outstanding common shares, acted by written consent in lieu of a meeting to approve an amendment to the Company’s Articles of Incorporation to change the name of the Company to Fortium Holdings Corp. (the “Amendment”). The Amendment will be effective upon the Company’s filing of a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada.

In January 2021, the Company repaid their note payable – related parties, as well as all accrued interest.

From January 1 through February 3, 2021, the Company sold 7,787 shares of Ecoark common stock.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

ITEM 11. EXECUTIVE COMPENSATION.

The following information is related to the compensation paid, distributed or accrued by us for the fiscal year ended December 31, 2019 (the “2019 Fiscal Year”) and the fiscal year ended December 31, 2020 (the “2020 Fiscal Year”) to our Chief Executive Officer (principal executive officer) during the last fiscal year and the three other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Name and Principal Positions (a)	Year (b)	Salary $ (c)	Total $ (j)

Richard Horgan (1)	2020	$55,000	$55,000
	2019	$-	$-
Jay Puchir (2)	2020	$1	$1
	2019	$180,000	$180,000

(1) Mr. Horgan was appointed as the Company’s Chief Executive Officer effective August 1, 2020. Mr. Horgan receives an annual base salary of $120,000 and is eligible to receive discretionary cash or equity bonuses for his services to the Company. Mr. Horgan also serves as the Company’s Chief Financial Officer.

(2) Mr. Puchir was the Company’s former Chairman and Chief Executive Officer. His salary was reduced to $0 effective March 27, 2020, he waived his 2020 salary which accrued prior to that time and resigned effective August 1, 2020.

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

Jay Puchir. Until 2020, Jay Puchir was entitled to an annual salary of $180,000. He resigned from his position as the Company’s Chief Executive Officer effective August 1, 2020. He waived his right to compensation for 2020.

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

Outstanding Awards at Fiscal Year End 2020

As of December 31, 2020, none of our Named Executive Officers held any unexercised options, stock that has not vested, or other equity incentive plan awards.

Director Compensation

We do not have any agreements or formal plan for compensating our directors for their service in their capacity as directors, although the Board may, in the future, award stock options to purchase shares of common stock to our directors.

Equity Compensation Plan Information

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of December 31, 2020.

Name of Plan	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights $ (b)	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2016 Stock-Based Compensation Plan	60,421	$5.20	44,842
Total	60,421		44,842

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of January 26, 2021 by (i) those persons known by the Company to be owners of more than 5% of its common stock, (ii) each director, (iii) the Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) the Company’s executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is c/o Banner Energy Services Corp., 609 W. Dickson St., Suite 102 G, Fayetteville, Arkansas.

Title of Class	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

Named Executive Officers:
Common Stock	Richard Horgan (2)(3)	387,063	5.529%
Common Stock	All directors and executive officers as a group (1 person)

5% Shareholders:
Common Stock	Third Arm LLC (3)	387,063	5.529%
Common Stock	3 Investment LLC (4)	350,000	5%
Common Stock	Atikin Investments LLC (5)	587,063	8.387%
Common Stock	Ross Carmel (6)	387,063	5.529%
Common Stock	Peter DiChiara (7)	487,063	6.958%
Common Stock	Tomatoshed Holdings, LLC (8)	500,000	7.143%

* Less than 1%.

(1)	Beneficial Ownership Note. Applicable percentages are based on 7,000,000 shares of common stock outstanding as of January 26, 2021. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days.
(2)	Horgan. Mr. Horgan is our Chairman of the Board and Chief Executive Officer.
(3)	Third Arm LLC. Richard Horgan is the manager of Third Arm and deemed the beneficial owner of its common stock.
(4)	3 Investment LLC. Address is 102 Kenswick Dr., Henderson, Texas 75654. 3 Investment LLC is managed by JD Reedy.
(5)	Atikin Investments LLC. Address is 5899 Preston Road #505, Frisco, Texas 75034. Atikin Investments LLC is managed by Jay Puchir.
(6)	Ross Carmel. Address is 215 Navajo Court, Morganville, New Jersey 07751.
(7)	Peter DiChiara. Address is 51 Croton Ave., Mt. Kisco, New York 10549.
(8)	Tomatoshed Holdings, LLC. Address is 4547 Lakeshore Dr., Waco, Texas 76718. Tomatoshed Holdings, LLC is managed by Todd Dorton.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Banner Midstream Related Party Transactions

On August 1, 2020, the Company issued a Junior Secured Revolving Promissory Note to Atikin Investments LLC, an entity managed by Jay Puchir, the Company’s former Chief Executive Officer. Pursuant to this note, the Company may borrow up to an amount not to exceed $200,000 in principal outstanding at a given time. The note bears interest at a rate of 10% per annum, and was to mature on December 15, 2020, which had been extended to January 15, 2021 at which time the principal amount borrowed under the note and all accrued and unpaid interest becomes immediately due and payable. The note is subject to customary events of default, including the Company’s failure to timely tender payment when due and the Company’s institution of bankruptcy proceedings, the occurrence of which would trigger acceleration of payment of the full amount owing under the note and increase the interest rate to 15% per annum. Pursuant to the note, the holder was granted a security interest in all of the Company’s assets, including its Ecoark common stock, which security interest is subordinate only to the Company’s then-outstanding secured debt. As of December 31, 2020 the amount of principal outstanding under this note was $22,500, and this amount along with all accrued interest has been repaid as of January 11, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

All of the services provided and fees charged by RBSM LLP (“RBSM”) our principal accountant, were approved by our Board. The following table shows the fees paid to RBSM for the fiscal years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Audit Fees and Audit Related Fees (1)	$108,500	$84,250
Tax Fees	—	—
All Other Fees	—	—
Total	$108,500	$84,250

(1)	Audit fees – these fees relate to services rendered for the audits of our annual financial statements, for the review of our quarterly financial statements, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. Audit related fees – these fees are audit related consulting relating to performance of the audit or review of the Company’s financial statements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of the report.

	(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

	(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

	(3)	Exhibits. See the Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger+	8-K	09/30/2019	10.1
3.1	Articles of Incorporation	S-1	11/1/2013	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation	8-K	6/1/2018	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation – name change	8-K	2/18/2020	3.1
3.2	Bylaws	S-1	11/1/2013	3.2
3.3	Certificate of Merger	8-K	11/19/2019	3.1
3.4	Certificate of Amendment Certificate to Accompany Restated Articles or Amended and Restated Articles – name change and reverse stock split	8-K	11/19/2019	3.2
3.2(a)	Amendment to the Bylaws	8-K	8/19/2015	3.3
4.1	Mount Tam Biotechnologies, Inc. 2016 Stock-Based Compensation Plan	DEF14C	7/11/2016	Exhibit A
10.1	Form of Purchase Agreement, dated November 2019	8-K	12/3/2019	10.1
10.2	Employment Agreement between the Company and Richard Horgan, dated August 1, 2020*	8-K	8/6/2020	10.1
10.3	Stock Purchase and Sale Agreement by and between Ecoark Holdings, Inc. and Banner Energy Services Corp.	10-K	10/8/2020	10.20
10.4	Revolving Promissory Note dated August 1, 2020+	10-Q	12/4/2020	10.2
10.5	Amendment to Revolving Promissory Note dated December 8, 2020				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

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

Banner Energy Services Corp.

Date: February 4, 2021	By:	/s/ Richard Horgan
Richard Horgan
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Horgan	Director	February 4, 2021
Richard Horgan

