Form 10-Q
period 2021-03-31
Banner Energy Services Corp.
filed 2021-04-30
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of April 30, 2021, the issuer had 7,000,000 shares of its common stock, $0.0001 par value per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act: None

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANNER ENERGY SERVICES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	MARCH 31,	DECEMBER 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash	$51,342	$63,151
Prepaid expenses and other current assets	3,769	2,029
Investment	2,018,396	1,752,954

Total current assets	2,073,507	1,818,134

Fixed assets, net	2,304	–

TOTAL ASSETS	$2,075,811	$1,818,134

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued expenses	$61,396	$79,842
Note payable - related parties	–	23,979

Total current liabilities	61,396	103,821

Total Liabilities	61,396	103,821

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value, $0.0001, 200,000,000 shares authorized, 7,000,000 and 7,000,000 issued and outstanding, respectively	700	700
Additional paid in capital	3,397,148	3,397,148
Accumulated deficit	(1,383,433)	(1,683,535)

Total stockholders’ equity (deficit)	2,014,415	1,714,313

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,075,811	$1,818,134

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BANNER ENERGY SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020

REVENUES	$-	$-
COST OF REVENUES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
Salaries and wages, including stock-based compensation	34,227	55,000
Selling, general and administrative expenses	100,234	4,998

Total operating expenses	134,461	59,998

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE)	(134,461)	(59,998)

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(45)	-
Realized gain on investment	126,359	-
Unrealized gain on investment	308,249	46,000
Total other income (expense)	434,563	46,000

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	300,102	(13,998)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	300,102	(13,998)

Gain from discontinued operations	-	6,352,373

NET INCOME	$300,102	$6,338,375

NET INCOME (LOSS) PER SHARE - BASIC
Continuing operations	$0.04	$(0.00)
Discontinued Operations	$-	$0.92
NET INCOME (LOSS) PER SHARE	$0.04	$0.92

NET INCOME (LOSS) PER SHARE - DILUTED
Continuing operations	$0.04	$(0.00)
Discontinued Operations	$-	$0.91
NET INCOME (LOSS) PER SHARE	$0.04	$0.91

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,000,000	6,883,985
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,071,049	6,944,406

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BANNER ENERGY SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2019	6,865,853	$686	$3,192,162	$(9,001,296)	$(5,808,448)

Shares issued for services	50,000	5	54,995	-	55,000
Share adjustment	340	1	(1)	-	-

Net income for the period	-	-	-	6,338,375	6,338,375

Balance - March 31, 2020	6,916,193	$692	$3,247,156	$(2,662,921)	$584,927

Balance - December 31, 2020	7,000,000	$700	$3,397,148	$(1,683,535)	$1,714,313

Net income for the period	-	-	-	300,102	300,102

Balance - March 31, 2021	7,000,000	$700	$3,397,148	$(1,383,433)	$2,014,415

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BANNER ENERGY SERVICES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	2021	2020
CASH FLOW FROM OPERATING ACTIVIITES
Net income (loss)	$300,102	$(13,998)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities
Depreciation	209	-
Stock-based compensation	-	55,000
Realized gain on investment	(126,359)	-
Unrealized gain on investment	(308,249)	(46,000)

Changes in assets and liabilities
Prepaid expenses and other current assets	(1,740)	-
Accrued expenses - related parties	(1,479)	-
Accounts payable and accrued expenses	(18,446)	4,998
Total adjustments	(456,064)	13,998
Net cash (used in) operating activities	(155,962)	-

CASH FLOWS FROM INVESTING ACTIVITES
Proceeds from sale of investment	169,166	-
Purchases of fixed assets	(2,513)	-
Net cash provided by investing activities	166,653	-

CASH FLOWS FROM FINANCING ACTIVITES
Repayments of note payable	(22,500)	-
Net cash (used in) financing activities	(22,500)	-

Net cash (used in) discontinued operations - operating activities	-	(1,312,231)
Net cash provided by discontinued operations - investing activities	-	226,968
Net cash provided by discontinued operations - financing activities	-	1,085,263

Net cash provided by (used in) discontinued operations	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,809)	-

CASH - BEGINNING OF PERIOD	63,151	-

CASH - END OF PERIOD	$51,342	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$1,524	$-
Cash paid for income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:

Net assets acquired from White River/Shamrock and then sold to Ecoark	$-	$8,000,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Banner Energy Services Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

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

As of March 27, 2020, Banner Midstream had four operating subsidiaries: Pinnacle Frac, Capstone, White River Holdings Corp., a Delaware corporation (“White River”); and Shamrock Upstream Energy LLC, a Texas limited liability company (“Shamrock”). White River and Shamrock were both acquired on March 27, 2020 by Banner Midstream for a total of $8,000,000, and were then acquired by Ecoark in this transaction.

On March 18, 2021, the Company formed Norr LLC (“Norr”), a Nevada limited liability company and wholly-owned subsidiary of the Company, and commenced operations as a sports equipment and apparel manufacturer and retailer. Prior to organization of Norr, the Company’s Chief Executive Officer had explored this business opportunity and commenced preparation of a business plan for the business. On March 23, 2021, the Company engaged the services of two consultants and entered into consulting agreements through Norr pursuant to which each consultant provides services to Norr in exchange for $1,000 per month, payable in cash or, at Norr’s election for a given month or months, options to purchase shares of the Company’s common stock.

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

The following reflected the Company’s post-merger corporate structure (State of Incorporation):

Mount Tam Biotechnologies, Inc., formerly TabacaleraYsidron, Inc. (Nevada)

Mount Tam Biotechnologies, Inc. (Delaware) - Sold October 2018.

Mount Tam Therapeutics, Inc. (Delaware) – Formed October 2018.

The Company is subject to a number of risks, including the need to develop the Norr business and/or acquire and successfully operate a new business, the risk of selling its Ecoark common stock and raising capital through equity and/or debt financings. See Item 1A “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed February 4, 2021.

The Company was established in November 2011 under the name TabacaleraYsidron.

On July 31, 2020, Mr. Jay Puchir notified the Board of Directors (the “Board”) that he was resigning as the Chairman of the Board and Chief Executive Officer of the Company. On July 31, 2020, the Board appointed Mr. Richard Horgan as the Chief Executive Officer, and as our sole director and Chairman of the Board, effective August 1, 2020.

On January 7, 2021, shareholders of the Company representing approximately 57% of the outstanding common shares, acted by written consent in lieu of a meeting to approve an amendment to the Company’s Articles of Incorporation to change the name of the Company to Fortium Holdings Corp. (the “Amendment”). Subject to the Company obtaining clearance for the Amendment from the Financial Industry Regulatory Authority (“FINRA”), the Amendment will be effective upon the Company’s filing of a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada. The Company’s FINRA application for the Amendment is still pending, and clearance may not be obtained without additional corporate action. FINRA on two occasions has failed to process the Company’s application based upon one of the persons who consented having had recent regulatory issues unrelated to the Company. That person has no relationship with the Company except as less than a 10% shareholder.

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). All adjustments considered necessary for a fair presentation have been included. These adjustments consist of normal and recurring accruals, as well as non-recurring charges.

The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year due to various factors.

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

Acquisition Accounting

The Company’s acquisitions are accounted for under the acquisition method of accounting whereby purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on fair value. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired is recorded as goodwill. The excess of the fair value of the net assets acquired over the fair value of the consideration conveyed is recorded as a non-operating gain on acquisition. The statements of operations for the periods presented include the results of operations for each of the acquisitions from the date of acquisition.

Property and Equipment and Long-Lived Assets

Property and equipment is stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, of ten years for all property and equipment, except leasehold improvements which are depreciated over the term of the lease, which is shorter than the estimated useful life of the improvements. Computer equipment has an estimated useful life of three years.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. All revenues for the period January 1, 2020 through March 27, 2020 are included in discontinued operations. Since the sale of Banner Midstream, the Company has not recognized any revenue.

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

Management intends to oversee the development and growth of the Company’s sporting goods and apparel business and continue to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in the sporting goods and apparel industry and in consulting both private and public companies in operational processes, although no assurances can be given that he can successfully grow our operations through our subsidiary or identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. Even though management believes this plan will allow the Company to continue as a going concern, there are no guarantees to the successful execution of this plan.

These consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

On March 27, 2020, Banner Midstream was acquired by Ecoark for 1,789,041 shares of common stock (after giving effect to Ecoark’s subsequent one-for-five reverse stock split which was effected on December 10, 2020), and Ecoark assumed all of the debt of the Company. As of April 23, 2021, of the 200,000 shares of Ecoark common stock the Company retained from the March 2020 acquisition, after distributing the other 1,589,041 shares to the former owners of Banner Midstream, the Company has sold 45,443 shares.

Impact of COVID-19

Since the sale of Banner Midstream, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our lack of operations until recently. The pandemic may, however, have an impact on our ability to develop the Norr business. See “Risk Factors” contained in the annual report on Form10-K for the fiscal year ended December 31, 2020 filed February 4, 2021.

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

All of the Company’s revenue for the period January 1, 2020 through March 27, 2020 are included in discontinued operations:

	2021	2020
Revenue:
Transportation and logistics	$-	$3,686,120
Equipment rental revenue	-	74,448
Other revenue	-	100,107
	$-	$3,860,675

There were no significant contract asset or contract liability balances for all periods presented. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 3: FIXED ASSETS

Fixed assets as of March 31, 2021 and December 31, 2020 were as follows:

Computer equipment	$2,513	$-
Accumulated depreciation	(209)	-
Net fixed assets	$2,304	$-

All of the fixed assets through December 31, 2020 of the Company was related to Banner Midstream Corp. and was sold to Ecoark on March 27, 2020.

Depreciation expense for the three months ended March 31, 2021 was $209.

Depreciation expense for the three months ended March 31, 2020 of $103,451 is included in discontinued operations for the period January 1, 2020 through March 27, 2020.

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

Through December 31, 2020, the Company borrowed a total $57,500 and repaid $35,000 leaving a balance of $22,500. This note had a maturity date of December 15, 2020, which was extended to January 15, 2021. The remaining $22,500 and accrued interest of $1,524 was repaid on January 11, 2021. Interest expense for the three months ended March 31, 2021 and 2020 was $45 and $0, respectively.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has authority to issue up to 200,000,000 shares, par value $0.0001 per share. Our shareholders approved an increase in the authorized number of shares from 100,000,000 to 200,000,000 in May 2018. As of March 31, 2021 and December 31, 2020, there were 7,000,000 shares of the Company’s common stock issued and outstanding, respectively. On November 14, 2019, the Company completed a 1 for 95 reverse stock split. All shares and per share figures have been retroactively adjusted to account for this reverse split and reverse acquisition.

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

As summary of option activity under the 2016 Plan as of March 31, 2021 and December 31, 2020 and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2019	60,421	$5.20	8.02
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance outstanding at December 31, 2020	60,421	$5.20	7.02
Exercisable at December 31, 2020	60,421	$5.20	7.02

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2020	60,421	$5.20	7.02
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance outstanding at March 31, 2021	60,421	$5.20	6.77
Exercisable at March 31, 2021	60,421	$5.20	6.77

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

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,628	$16.625	2.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2020	10,628	$16.625	1.7	$-
Exercisable at December 31, 2020	10,628	$16.625	1.7	$-

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	10,628	$16.625	1.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2021	10,628	$16.625	1.4	$-
Exercisable at March 31, 2021	10,628	$16.625	1.4	$-

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

Period Ended January 1, 2020 through March 27, 2020
Revenue	$3,860,675
Cost of Sales	2,604,288
Gross Profit	1,256,387
Operating and Non-operating Expenses	3,243,052
Loss from discontinued operations	$(1,986,665)
Gain on discontinued operations	8,339,038
Net gain from discontinued operations	$6,352,373

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

All of the right of use assets and lease liabilities related to Banner Midstream and were sold/assumed to Ecoark in the merger with Ecoark on March 27, 2020. No right of use assets or lease liabilities exist as of March 31, 2021.

The Company currently leases space on a month-to-month basis and that lease is not subject to the provisions of ASC 842.

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

During the period ended June 30, 2020, the Company borrowed from Atikin Investments LLC (“Atikin”), an entity managed by an officer of the Company, to pay for operating expenses. The Company formalized the arrangement on August 1, 2020 when it issued to Atikin a Junior Secured Revolving Promissory Note for a principal amount up to $200,000. Through December 31, 2020, the Company had borrowed a total $57,500 and repaid $35,000 leaving a balance of $22,500 as of December 31, 2020. This note had a maturity date of December 15, 2020, which has been extended through January 15, 2021, and has been repaid as of January 11, 2021. Interest expense for the period August 1, 2020 through December 31, 2020 was $1,479, and this was repaid as of January 11, 2021.

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

Financial instruments consist principally of cash, investments, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the three months ended March 31, 2021 and 2020. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis as of:

March 31, 2021	Level 1	Level 2	Level 3	Total Gains and (Losses)
Investment	$2,018,396	$-	$-	$434,608

December 31, 2020
Investment	$1,752,954	$-	$-	$1,449,579

NOTE 12: SUBSEQUENT EVENTS

From April 1 through April 23, 2021, the Company sold 5,000 shares of Ecoark common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our ability to develop and grow our sporting goods and apparel business or generate revenue therefrom, potential future sales of the remaining shares of Ecoark Holdings, Inc. (“Ecoark”) common stock held by us and the subsequent use and sufficiency of the proceeds to fund our operations, our ability to locate and acquire an operating business and/or grow our existing operations and the resources and efforts we intend to dedicate to such an endeavor, our further development and implementation of a viable business plan and our ability to locate sources of capital necessary to meet our business needs and objectives. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the ongoing impact of the coronavirus pandemic and its negative effect on the U.S. and global economies and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in our annual report on Form 10-K for the fiscal year ended December 31, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Company Overview

On March 18, 2021, prior to the expiration of its exemption from the Investment Company Act of 1940, the Company formed Norr LLC (“Norr”) as its wholly-owned subsidiary through which the Company commenced its operations as an early stage manufacturer and retailer of sporting goods and apparel. Norr’s present focus is on online sales, but may seek to expand to physical locations in the future, either directly or as a wholesale distributor. Prior to organization of Norr, the Company’s Chief Executive Officer had explored this business opportunity and commenced preparation of a business plan for the business. On March 23, 2021, the Company engaged the services of two consultants to assist with its operations through Norr.

As of about March 31, 2020, we began seeking new business opportunities in the United States after the March 27, 2020 merger with Ecoark. Our search for a business to acquire to grow our operations beyond our current Norr operations is ongoing.

We have also sold shares of common stock in Ecoark, and may use the proceeds to fund our operations, or identify an acquisition target and negotiate and consummate a subsequent transaction. We have not identified an acquisition target as of the date of this Report.

We have no revenue, have incurred losses since inception and our only asset is shares of common stock of Ecoark which we acquired in March 27, 2020 in exchange for the sale of our operating subsidiaries. Prior to that transaction, we were engaged in providing equipment and services to businesses in the oil and gas industry, but in connection with the transaction, the Company has terminated its operations in the oil and gas industry.

Our principal business objective for the next 12 months is to see if we can monetize Norr. We may also continue seeking a reverse merger target to acquire. Our search for a business opportunity is not currently limited to any particular geographical area or industry, except that we are focusing our search to businesses located within the United States.

Plan of Operation

The Company commenced operations in the online sporting goods and apparel industry in March 2021, and has not generated revenue from continuing operations as of the date of this Report. All results related to Banner Midstream are reflected in discontinued operations. We are currently in the process of further developing a business plan, including with respect to a potential business acquisition or acquisitions, the disposition of shares of Ecoark common stock and use of proceeds to establish and grow our business.

We have recently procured the services of two consultants who assist with our sporting goods and apparel operations through Norr. Specifically, under the respective consulting agreements one of our consultants provides creative design, photography and marketing services and the other provides order management, logistics, warehousing, and import/export services. We believe these services will help our Chief Executive Officer, who has experience in the sporting goods and apparel industry, in overseeing the development, manufacture, advertising and sale of our products. Management also believes that having an online focus, at least in the short term, will allow us to leverage existing online platforms and current market conditions, including an increased demand for contactless transactions as a result of the coronavirus pandemic. Management intends to monitor the evolving market conditions, including the highly competitive nature of the industry in which we operate and the anticipated reopening of retail stores at greater capacities, and may make adjustments to our current business model as an online-only seller as it deems appropriate.

Management is also in the process of searching for, and intends to further explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in consulting both private and public companies in operational processes, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

During the next 12 month period we anticipate incurring costs in continuing our operations and developing our business through Norr and in investigating, evaluating and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business. We anticipate using a portion of the proceeds from the sale of Ecoark common stock to fund these costs and to compensate our Chief Executive Officer.

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

Liquidity and Capital Resources

Historically, our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of March 31, 2021, the Company had an accumulated deficit of $1,383,433. We expect our cash balance to temporarily increase as we continue to sell our shares of Ecoark common stock. As of April 23, 2021, the Company has sold 45,443 shares of Ecoark and received $470,714 in gross proceeds therefrom.

In the future, we will need to consummate one or more capital raising transactions, including potential debt or equity issuances, and/or generate material revenue from Norr or another operating business or businesses we may form or acquire to continue to fund our operations. We may also issue shares of common stock, stock options or other derivative securities to compensate our employees or independent contractors, including pursuant to the consulting agreements for our Norr operations.

Net Cash used by Operating Activities:

We reported negative cash flow from operations related to our continuing operations for the three months ended March 31, 2021 and 2020 in the amount of $(155,962) and $(0), respectively. It is anticipated that we will continue to report negative operating cash flow in future periods, as we have just formed a new subsidiary and will incur start-up costs to develop this entity.

Cash Flows from Investing Activities:

We had net cash provided from investing activities from continuing operations related to the proceeds received from the sale of the shares of Ecoark common stock we hold in 2021 in the amount of $169,166 and had $0 in 2020. We also purchased fixed assets of $2,513 in 2021.

Cash Flows from Financing Activities:

For the three months ended March 31, 2021 and 2020, the only cash flows from financing activities related to the payments of the Junior Secured Promissory Note in connection with our continuing operations. During the three months ended March 31, 2021, we repaid $22,500 of this note. We expect that should the proceeds from the sale of shares in Ecoark be insufficient to provide the necessary capital to the Company, we will incur additional debt or issue common stock or securities convertible or exercisable into common stock to fund continuing operations.

Based upon our current operations, if we are successful in selling the remaining shares of Ecoark common stock, we believe we will have sufficient working capital to fund our operations over more than the next 12 months. If we are able to close a reverse merger, asset purchase or similar transaction to acquire an operating business, it is likely we will need additional capital, including potentially as a condition of closing the acquisition. Because of the inherent uncertainties of the Company at this stage, we cannot be certain as to how much capital we need, if and how we can raise capital or the type or quantity of securities we will be required to issue to do so. In connection with a business combination, we may issue a significant number our shares of our common stock or securities convertible or exercisable into our common stock to the target’s shareholders which will be dilutive to our shareholders.

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

COVID-19 Update

Since the sale of Banner Midstream, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our lack of operations until recently. The pandemic may, however, have an impact on our ability to develop the Norr business. See “Risk Factors” contained in our annual report on Form10-K for the fiscal year ended December 31, 2020 filed February 4, 2021 for more information.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, Mr. Richard Horgan, who is presently serving as our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation	S-1	11/1/2013	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation	8-K	6/1/2018	3.1
3.1(b)	Certificate of Amendment – reverse stock split	8-K	11/19/2019	3.2
3.1(c)	Certificate of Amendment to Articles of Incorporation – name change	8-K	2/18/2020	3.1
3.2	Bylaws	S-1	11/1/2013	3.2
3.2(a)	Amendment to Bylaws	8-K	8/19/2015	3.3
10.1	Employment Agreement between the Company and Richard Horgan dated August 1, 2020*	8-K	8/6/2020	10.1
10.2	Revolving Promissory Note dated August 1, 2020+	10-Q	12/4/2020	10.2
10.3	Consulting Agreement between Norr LLC and Brian McKinley dated March 22, 2021				Filed
10.4	Consulting Agreement between Norr LLC and Alex Souetre dated March 22, 2021				Filed
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

BANNER ENERGY SERVICES CORP.

Dated:	April 30, 2021	By:	/s/ Richard Horgan
Richard Horgan
Chief Executive Officer (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

