Form 10-Q
period 2021-06-30
Fortium Holdings Corp.
filed 2021-07-19
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number 333-192060

Fortium Holdings Corp.

(Exact name of registrant as specified in its charter)

Nevada	45-3797537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

609 West Dickson St., Suite 102 G, Fayetteville, AR	72701
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (800) 203-5610

Banner Energy Services Corp.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,717,917.

As of July 16, 2021, the issuer had 7,000,000 shares of its common stock, $0.0001 par value per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act: None

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTIUM HOLDINGS CORP.

(FORMERLY BANNER ENERGY SERVICES CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	JUNE 30,	DECEMBER 31,
	2021	2020
ASSETS

CURRENT ASSETS:
Cash	$11,789	$63,151
Prepaid expenses and other current assets	2,314	2,029
Investment	910,341	1,752,954

Total current assets	924,444	1,818,134

Fixed assets, net	2,094	-

TOTAL ASSETS	$926,538	$1,818,134

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued expenses	$47,294	$79,842
Note payable - related parties	-	23,979

Total current liabilities	47,294	103,821

Commitments and contingencies

Total Liabilities	47,294	103,821

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value, $0.00001, 200,000,000 shares authorized, 7,000,000 and 7,000,000 issued and outstanding, respectively	700	700
Additional paid in capital	3,397,148	3,397,148
Accumulated deficit	(2,518,604)	(1,683,535)

Total stockholders’ equity (deficit)	879,244	1,714,313

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$926,538	$1,818,134

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORTIUM HOLDINGS CORP.

(FORMERLY BANNER ENERGY SERVICES CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020

REVENUE	$-	$-	$-	$-
COST OF REVENUE	-	-	-	-
GROSS PROFIT (LOSS)	-	-	-	-

OPERATING EXPENSES
Salaries and wages, including stock-based compensation	68,725	55,000	34,498	-
Selling, general and administrative expenses	153,774	6,709	53,541	1,711

Total Operating Expenses	222,499	61,709	88,039	1,711

OPERATING LOSS	(222,499)	(61,709)	(88,039)	(1,711)

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(45)	-	-	-
Realized gain on investment	173,681	-	47,323	-
Unrealized gain (loss) on investment	(786,206)	2,556,000	(1,094,455)	2,510,000
Total other income (expense)	(612,570)	2,556,000	(1,047,132)	2,510,000

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(835,069)	2,494,291	(1,135,171)	2,508,289

Provision for income taxes	-	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(835,069)	2,494,291	(1,135,171)	2,508,289

Gain (loss) from discontinued operations	-	6,352,373	-	-

NET (LOSS) INCOME	$(835,069)	$8,846,664	$(1,135,171)	$2,508,289

NET (LOSS) INCOME PER SHARE - BASIC
Continuing operations	$(0.12)	$0.36	$(0.16)	$0.36
Discontinued Operations	$-	$0.92	$-	$-
NET (LOSS) INCOME PER SHARE	$(0.12)	$1.28	$(0.16)	$0.36

NET (LOSS) INCOME PER SHARE - DILUTED
Continuing operations	$(0.12)	$0.36	$(0.16)	$0.36
Discontinued Operations	$-	$0.91	$-	$-
NET (LOSS) INCOME PER SHARE	$(0.12)	$1.27	$(0.16)	$0.36

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	7,000,000	6,900,091	7,000,000	6,916,193
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	7,000,000	6,971,140	7,000,000	6,987,242

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORTIUM HOLDINGS CORP.

(FORMERLY BANNER ENERGY SERVICES CORP.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY DEFICIT (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2021 AND 2020

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2019	6,865,853	$686	$3,192,162	$(9,001,296)	$(5,808,448)

Shares issued for services	50,000	5	54,995	-	55,000
Share adjustment	340	1	(1)	-	-

Net income for the period	-	-	-	6,338,375	6,338,375

Balance - March 31, 2020	6,916,193	692	3,247,156	(2,662,921)	584,927

Net income for the period	-	-	-	2,508,289	2,508,289

Balance - June 30, 2020	-	$692	$3,247,156	$(154,632)	$3,093,216

Balance - December 31, 2020	7,000,000	$700	$3,397,148	$(1,683,535)	$1,714,313

Net income for the period	-	-	-	300,102	300,102

Balance - March 31, 2021	7,000,000	700	3,397,148	(1,383,433)	2,014,415

Net loss for the period	-	-	-	(1,135,171)	(1,135,171)

Balance - June 30, 2021	7,000,000	$700	$3,397,148	$(2,518,604)	$879,244

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORTIUM HOLDINGS CORP.

(FORMERLY BANNER ENERGY SERVICES CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	2021	2020
CASH FLOW FROM OPERATING ACTIVIITES
Net (loss) income	$(835,069)	$2,494,291
Adjustments to reconcile net (loss) income to net cash (used in) operating activities
Depreciation	419	-
Stock-based compensation	-	55,000
Realized gain on investment	(173,681)	-
Unrealized loss (gain) on investment	786,206	(2,556,000)

Changes in assets and liabilities
Prepaid expenses and other current assets	(285)	-
Accounts payable and accrued expenses	(34,027)	6,709
Total adjustments	578,632	(2,494,291)
Net cash (used in) operating activities	(256,437)	-

CASH FLOWS FROM INVESTING ACTIVITES
Proceeds from sale of investment	230,088	-
Purchases of fixed assets	(2,513)	-
Net cash provided by investing activities	227,575	-

CASH FLOWS FROM FINANCING ACTIVITES
Repayments of note payable	(22,500)	-
Net cash (used in) financing activities	(22,500)	-

Net cash (used in) discontinued operations - operating activities	-	(1,312,231)
Net cash provided by discontinued operations - investing activities	-	226,968
Net cash provided by discontinued operations - financing activities	-	1,085,263

Net cash provided by (used in) discontinued operations	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(51,362)	-

CASH - BEGINNING OF PERIOD	63,151	-

CASH - END OF PERIOD	$11,789	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$1,524	$-
Cash paid for income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:

Net assets acquired from White River/Shamrock and then sold to Ecoark	$-	$8,000,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Fortium Holdings Corp.

(Formerly Banner Energy Services Corp.)

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

NOTE 1:	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The terms “we,” “us,” “our,” “registrant,” “Fortium Holdings”, and the “Company” refer to Fortium Holdings Corp. (formerly Banner Energy Services, Corp. “Banner Energy”)), a Nevada corporation. On November 18, 2019, the Company merged with Banner Midstream Corp., a Delaware corporation (“Banner Midstream”). Banner Midstream had two operating subsidiaries: Pinnacle Frac Transport LLC, a Texas limited liability company (“Pinnacle Frac”) and Capstone Equipment Leasing LLC, a Texas limited liability company (“Capstone”) as of November 18, 2019.

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

On January 7, 2021, shareholders of the Company representing approximately 57% of the outstanding common shares, acted by written consent in lieu of a meeting to approve an amendment to the Company’s Articles of Incorporation to change the name of the Company to Fortium Holdings Corp. (the “Amendment”). The Financial Industry Regulatory Authority approved the name change on May 18, 2021.

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

On March 27, 2020, Banner Midstream was acquired by Ecoark for 1,789,041 shares of common stock (after giving effect to Ecoark’s subsequent one-for-five reverse stock split which was effected on December 10, 2020), and Ecoark assumed all of the debt of the Company. As of July 16, 2021, of the 200,000 shares of Ecoark common stock the Company retained from the March 2020 acquisition, after distributing the other 1,589,041 shares to the former owners of Banner Midstream, the Company has sold 45,443 shares.

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

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 3: FIXED ASSETS

Fixed assets as of June 30, 2021 and December 31, 2020 were as follows:

Computer equipment	$2,513	$-
Accumulated depreciation	(419)	-
Net fixed assets	$2,094	$-

All of the fixed assets through December 31, 2020 of the Company was related to Banner Midstream Corp. and was sold to Ecoark on March 27, 2020.

Depreciation expense for the six and three months ended June 30, 2021 was $419 and $209, respectively.

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

Through December 31, 2020, the Company borrowed a total $57,500 and repaid $35,000 leaving a balance of $22,500. This note had a maturity date of December 15, 2020, which was extended to January 15, 2021. The remaining $22,500 and accrued interest of $1,524 was repaid on January 11, 2021. Interest expense for the six and three months ended June 30, 2021 was $45 and $0, respectively. Interest expense for the six and three months ended June 30, 2020 was $0 and $0, respectively.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has authority to issue up to 200,000,000 shares, par value $0.0001 per share. Our shareholders approved an increase in the authorized number of shares from 100,000,000 to 200,000,000 in May 2018. As of June 30, 2021 and December 31, 2020, there were 7,000,000 shares of the Company’s common stock issued and outstanding, respectively. On November 14, 2019, the Company completed a 1 for 95 reverse stock split. All shares and per share figures have been retroactively adjusted to account for this reverse split and reverse acquisition.

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

As summary of option activity under the 2016 Plan as of June 30, 2021 and December 31, 2020 and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2019	60,421	$5.20	8.02
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance outstanding at December 31, 2020	60,421	$5.20	7.02
Exercisable at December 31, 2020	60,421	$5.20	7.02

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2020	60,421	$5.20	7.02
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance outstanding at June 30, 2021	60,421	$5.20	6.52
Exercisable at June 30, 2021	60,421	$5.20	6.52

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

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,628	$16.625	2.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2020	10,628	$16.625	1.7	$-
Exercisable at December 31, 2020	10,628	$16.625	1.7	$-

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	10,628	$16.625	1.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2021	10,628	$16.625	1.1	$-
Exercisable at June 30, 2021	10,628	$16.625	1.1	$-

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

All of the right of use assets and lease liabilities related to Banner Midstream and were sold/assumed to Ecoark in the merger with Ecoark on March 27, 2020. No right of use assets or lease liabilities exist as of June 30, 2021.

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

During the period ended June 30, 2020, the Company borrowed from Atikin Investments LLC (“Atikin”), an entity managed by an officer of the Company, to pay for operating expenses. The Company formalized the arrangement on August 1, 2020 when it issued to Atikin a Junior Secured Revolving Promissory Note for a principal amount up to $200,000. Through December 31, 2020, the Company had borrowed a total $57,500 and repaid $35,000 leaving a balance of $22,500 as of December 31, 2020. This note had a maturity date of December 15, 2020, which was extended through January 15, 2021, and has been repaid as of January 11, 2021. Interest expense for the period August 1, 2020 through December 31, 2020 was $1,479, and this was repaid as of January 11, 2021.

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

Financial instruments consist principally of cash, investments, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the six months ended June 30, 2021 and 2020. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis as of:

June 30, 2021	Level 1	Level 2	Level 3	Total Gains and (Losses)
Investment	$910,341	$-	$-	$(612,525)

December 31, 2020
Investment	$1,752,954	$-	$-	$1,449,579

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our ability to develop and grow our sporting goods and apparel business or generate revenue therefrom, our working capital needs, potential future sales of the remaining shares of Ecoark Holdings, Inc. (“Ecoark”) common stock held by us, potential financings through the sale of our common stock or other securities, the subsequent use and sufficiency of the proceeds from any capital raising methods we may undertake to fund our operations, our ability to locate and acquire an operating business and/or grow our existing operations and the resources and efforts we intend to dedicate to such an endeavor, our further development and implementation of a viable business plan and our ability to locate sources of capital necessary to meet our business needs and objectives. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

On May 18, 2021, FINRA formally approved the name change of the Company to Fortium Holdings Corp.

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

In March 2021 we procured the services of two consultants who assist with our sporting goods and apparel operations through Norr. Specifically, under the respective consulting agreements one of our consultants provides creative design, photography and marketing services and the other provides order management, logistics, warehousing, and import/export services. We believe these services will help our Chief Executive Officer, who has experience in the sporting goods and apparel industry, in overseeing the development, manufacture, advertising and sale of our products. Management also believes that having an online focus, at least in the short term, will allow us to leverage existing online platforms and current market conditions, including an increased demand for contactless transactions as a result of the coronavirus pandemic. Management intends to monitor the evolving market conditions, including the highly competitive nature of the industry in which we operate and the anticipated reopening of retail stores at greater capacities, and may make adjustments to our current business model as an online-only seller as it deems appropriate.

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

Liquidity and Capital Resources

Historically, our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of June 30, 2021, the Company had an accumulated deficit of $2,518,604. As of July 16, 2021, the Company has sold 45,443 shares of Ecoark and received $470,714 in gross proceeds therefrom.

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

Net Cash used by Operating Activities:

We reported negative cash flow from operations related to our continuing operations for the six months ended June 30, 2021 and 2020 in the amount of $(256,437) and $(0), respectively. It is anticipated that we will continue to report negative operating cash flow in future periods, as we have just formed a new subsidiary and will incur start-up costs to develop this entity.

Cash Flows from Investing Activities:

We had net cash provided from investing activities from continuing operations related to the proceeds received from the sale of the shares of Ecoark common stock we hold in 2021 in the amount of $230,088 and had $0 in 2020. We also purchased fixed assets of $2,513 in 2021.

Cash Flows from Financing Activities:

For the six months ended June 30, 2021 and 2020, the only cash flows from financing activities related to the payments of the Junior Secured Promissory Note in connection with our continuing operations. During the six months ended June 30, 2021, we repaid $22,500 of this note. We expect that should the proceeds from the sale of shares in Ecoark be insufficient to provide the necessary capital to the Company, we will incur additional debt or issue common stock or securities convertible or exercisable into common stock to fund continuing operations.

Based upon our current operations, we will need additional working capital to fund our operations over the next 12 months, which we may seek to obtain from the sale of the remaining Ecoark common stock we hold and/or one or more financings. Further, if we are able to close a reverse merger, asset purchase or similar transaction to acquire an operating business, it is likely we will need additional capital, including potentially as a condition of closing the acquisition. Because of the inherent uncertainties of the Company at this stage, we cannot be certain as to how much capital we need, if and how we can raise capital or the type or quantity of securities we will be required to issue to do so. In connection with a business combination, we may issue a significant number our shares of our common stock or securities convertible or exercisable into our common stock to the target’s shareholders which will be dilutive to our shareholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation	S-1	11/1/2013	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation	8-K	6/1/2018	3.1
3.1(b)	Certificate of Amendment – reverse stock split	8-K	11/19/2019	3.2
3.1(c)	Certificate of Amendment to Articles of Incorporation – name change	8-K	2/18/2020	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation	8-K	5/19/2021	3.1
3.2	Bylaws	S-1	11/1/2013	3.2
3.2(a)	Amendment to Bylaws	8-K	8/19/2015	3.3
10.1	Employment Agreement between the Company and Richard Horgan dated August 1, 2020*	8-K	8/6/2020	10.1
10.2	Revolving Promissory Note dated August 1, 2020+	10-Q	12/4/2020	10.2
10.3	Consulting Agreement between Norr LLC and Brian McKinley dated March 22, 2021	10-Q	4/30/2021	10.3
10.4	Consulting Agreement between Norr LLC and Alex Souetre dated March 22, 2021	10-Q	4/30/2021	10.4
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

FORTIUM HOLDINGS CORP.

Dated:	July 19, 2021	By:	/s/ Richard Horgan
Richard Horgan
Chief Executive Officer (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

