Form 10-Q
period 2021-09-30
Fortium Holdings Corp.
filed 2021-11-03
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of November 3, 2021, the issuer had 8,400,000 shares of its common stock, $0.0001 par value per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act: None

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTIUM HOLDINGS CORP.

(FORMERLY BANNER ENERGY SERVICES CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
ASSETS

CURRENT ASSETS:
Cash	$137,569	$63,151
Prepaid expenses and other current assets	1,604	2,029
Investment	627,155	1,752,954

Total current assets	766,328	1,818,134

Fixed assets, net	1,885	-

NON-CURRENT ASSETS:
Intangible assets, net	-	-
Goodwill	-	-

Total non-current assets	-	-

TOTAL ASSETS	$768,213	$1,818,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued expenses #	$91,262	$79,842
Note payable - related parties	-	23,979

Total current liabilities	91,262	103,821

Commitments and contingencies

Total Liabilities	91,262	103,821

STOCKHOLDERS’ EQUITY
Common stock, par value, $0.00001, 200,000,000 shares authorized, 8,400,000 and 7,000,000 issued and outstanding, respectively	840	700
Additional paid in capital	4,316,779	3,397,148
Accumulated deficit	(3,640,668)	(1,683,535)

Total stockholders’ equity	676,951	1,714,313

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$768,213	$1,818,134

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORTIUM HOLDINGS CORP.

(FORMERLY BANNER ENERGY SERVICES CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020

REVENUE	$-	$-	$-	$-
COST OF REVENUE	-	-	-	-
GROSS PROFIT (LOSS)	-	-	-	-

OPERATING EXPENSES
Salaries and wages, including stock-based compensation	102,106	225,000	33,381	170,000
Selling, general and administrative expenses	1,133,594	53,424	979,820	46,715

Total Operating Expenses	1,235,700	278,424	1,013,201	216,715

OPERATING LOSS	(1,235,700)	(278,424)	(1,013,201)	(216,715)

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(45)	(638)	-	(638)
Realized gain on investment	252,532	-	78,851	-
Unrealized gain (loss) on investment	(973,920)	1,556,000	(187,714)	(1,000,000)
Total other income (expense)	(721,433)	1,555,362	(108,863)	(1,000,638)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(1,957,133)	1,276,938	(1,122,064)	(1,217,353)

Provision for income taxes	-	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,957,133)	1,276,938	(1,122,064)	(1,217,353)

Gain (loss) from discontinued operations	-	6,352,373	-	-

NET INCOME (LOSS)	$(1,957,133)	$7,629,311	$(1,122,064)	$(1,217,353)

NET INCOME (LOSS) PER SHARE - BASIC
Continuing operations	$(0.28)	$0.18	$(0.15)	$(0.17)
Discontinued Operations	$-	$0.92	$-	$-
NET INCOME (LOSS) PER SHARE	$(0.28)	$1.10	$(0.15)	$(0.17)

NET INCOME (LOSS) PER SHARE - DILUTED
Continuing operations	$(0.28)	$0.18	$(0.15)	$(0.17)
Discontinued Operations	$-	$0.91	$-	$-
NET INCOME (LOSS) PER SHARE	$(0.28)	$1.09	$(0.15)	$(0.17)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,087,179	6,925,073	7,258,696	6,974,494
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,087,179	6,996,122	7,258,696	6,974,494

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORTIUM HOLDINGS CORP.

(FORMERLY BANNER ENERGY SERVICES CORP.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY DEFICIT (UNAUDITED)

FOR THE NINE AND THREE MOMTHS ENDED SEPTEMBER 30, 2021 AND 2020

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2019	6,865,853	$686	$3,192,162	$(9,001,296)	$(5,808,448)

Shares issued for services	50,000	5	54,995	-	55,000
Share adjustment	340	1	(1)	-	-

Net income for the period	-	-	-	6,338,375	6,338,375

Balance - March 31, 2020	6,916,193	692	3,247,156	(2,662,921)	584,927

Net income for the period	-	-	-	2,508,289	2,508,289

Balance - June 30, 2020	6,916,193	692	3,247,156	(154,632)	3,093,216

Shares issued for services	83,807	8	125,702	-	125,710
Contributed capital for services rendered	-	-	24,290	-	24,290

Net loss for the period	-	-	-	(1,217,353)	(1,217,353)

Balance - September 30, 2020	7,000,000	$700	$3,397,148	$(1,371,985)	$2,025,863

Balance - December 31, 2020	7,000,000	$700	$3,397,148	$(1,683,535)	$1,714,313

Net income for the period	-	-	-	300,102	300,102

Balance - March 31, 2021	7,000,000	700	3,397,148	(1,383,433)	2,014,415

Net loss for the period	-	-	-	(1,135,171)	(1,135,171)

Balance - June 30, 2021	7,000,000	700	3,397,148	(2,518,604)	879,244

Warrants granted for services rendered	-	-	905,771	-	905,771
Common shares issued in exercise of warrants	1,400,000	140	13,860	-	14,000
Net loss for the period	-	-	-	(1,122,064)	(1,122,064)

Balance - September 30, 2021	8,400,000	$840	$4,316,779	$(3,640,668)	$676,951

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORTIUM HOLDINGS CORP.

(FORMERLY BANNER ENERGY SERVICES CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	2021	2020
CASH FLOW FROM OPERATING ACTIVIITES
Net (loss) income	$(1,957,133)	$1,276,938
Adjustments to reconcile net (loss) income to net cash (used in) operating activities
Depreciation	628	-
Stock-based compensation	905,771	205,000
Realized gain on investment	(252,532)	-
Unrealized loss (gain) on investment	973,920	(1,556,000)

Changes in assets and liabilities
Prepaid expenses and other current assets	425	-
Accounts payable and accrued expenses	9,941	23,998
Total adjustments	1,638,153	(1,327,002)
Net cash (used in) operating activities	(318,980)	(50,064)

CASH FLOWS FROM INVESTING ACTIVITES
Proceeds from sale of investment	404,411	-
Purchases of fixed assets	(2,513)	-
Net cash provided by investing activities	401,898	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from note payable - related parties	-	55,000
Proceeds from exercise of warrants	14,000	-
Repayments of note payable	(22,500)	-
Net cash (used in) provided by financing activities	(8,500)	55,000

Net cash (used in) discontinued operations - operating activities	-	(1,312,231)
Net cash provided by discontinued operations - investing activities	-	226,968
Net cash provided by discontinued operations - financing activities	-	1,085,263

Net cash provided by (used in) discontinued operations	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	74,418	4,936

CASH - BEGINNING OF PERIOD	63,151	-

CASH - END OF PERIOD	$137,569	$4,936

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$1,524	$-
Cash paid for income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:

Net assets acquired from White River/Shamrock and then sold to Ecoark	$-	$8,000,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Fortium Holdings Corp.

(Formerly Banner Energy Services Corp.)

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

On September 9, 2021, the Company formed Elysian Premium Corp., a Colorado corporation (“Elysian”). On September 14, 2021, Elysian entered into a Stock Purchase Agreement (“SPA”) with Treehouse Company, Inc. (“Treehouse”), and its sole shareholder Alex Gosselin (the “Seller”) pursuant to which Elysian shall purchase 80% of the capital stock of Treehouse from the Seller for $200,000. Treehouse’s key assets consist of two licenses for commercial cannabis distribution in the State of California. The acquisition of Treehouse will be consummated upon the completion of the terms of the agreement which pertain to the delivery of the $200,000 purchase price to the escrow agent to be held until release upon receipt of the requisite regulatory approval for the transaction. As of September 30, 2021, the acquisition has not closed.

Simultaneously with the SPA, Elysian and the Seller entered into a Memorandum of Understanding with Treehouse pursuant to which the parties agreed that Elysian will purchase the remaining 20% of the capital stock of Treehouse for an additional $200,000 and enter into a second SPA on substantially similar terms to the SPA in connection therewith, subject to state and local regulatory clearance of the transfer of ownership of the two cannabis licenses owned by Treehouse. The SPA provides that if required state and local regulatory clearance is not obtained, the SPA will terminate, Elysian will return the Treehouse capital stock to the Seller and the Seller will return the $200,000 purchase price to Elysian.

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

The following reflected the Company’s post-merger corporate structure (State of Incorporation):

Mount Tam Biotechnologies, Inc., formerly TabacaleraYsidron, Inc. (Nevada)

Mount Tam Biotechnologies, Inc. (Delaware) - Sold October 2018.

Mount Tam Therapeutics, Inc. (Delaware) – Formed October 2018.

The Company is subject to a number of risks, including the need to develop the Elysian, Norr business and/or acquire and successfully operate a new business, the risk of selling its Ecoark common stock and raising capital through equity and/or debt financings. See Part II, Item 1A, herein and Item 1A “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed February 4, 2021.

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

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

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

Property and Equipment and Long-Lived Assets

Property and equipment is stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, of ten years for all property and equipment, except leasehold improvements which are depreciated over the term of the lease, which is shorter than the estimated useful life of the improvements. Computer equipment has an estimated useful life of three years. The licenses anticipated to be acquired in the Treehouse acquisition are indefinite, however management will have an estimated useful life of ten years from the date of acquisition.

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

Segment Reporting

The Company, through the formation of Norr and anticipated acquisition of Treehouse, has created two distinct business segments. The Company has only nominal operations in Norr as they are in the start-up phase of this organization and upon the acquisition of Treehouse will have the commercial cannabis distribution licenses transferred to Elysian. Upon operations commencing, the Company will segment report these two segments. There are currently only nominal operations of Norr and as a result, the Chief Decision Making Officer has not started segmenting the results of operations as there is no methodology to allocate costs to these segments for the periods ended September 30, 2021. For 2020, there were no segments.

Leases

The Company followed ASC 840 Leases in accounting for leased properties until 2019 when it adopted ASC 842 for its accounting for finance and operating leases in 2019. Included in the Company’s discontinued operations are leases for office and production facilities for terms typically ranging from three to five years. Rent escalations over the term of a lease are considered at the inception of the lease such that the monthly average for all payments is recorded as straight-line rent expense with any differences recorded in accrued liabilities. In continuing operations, there is only an office lease that is on a month-to-month basis. With the anticipated acquisition of Treehouse, the leases to be acquired in that transaction will be accounted for under the guidance of ASC 842.

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

Management intends to oversee the development and growth of the Company’s anticipated commercial cannabis distribution business and sporting goods and apparel business and continue to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our management team has experience in the cannabis space and sporting goods and apparel industry and in consulting both private and public companies in operational processes, although no assurances can be given that he can successfully grow our operations through our subsidiary or identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. Even though management believes this plan will allow the Company to continue as a going concern, there are no guarantees to the successful execution of this plan.

These consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

On March 27, 2020, Banner Midstream was acquired by Ecoark for 1,789,041 shares of common stock (after giving effect to Ecoark’s subsequent one-for-five reverse stock split which was effected on December 10, 2020), and Ecoark assumed all of the debt of the Company. As of October 31, 2021, of the 200,000 shares of Ecoark common stock the Company retained from the March 2020 acquisition, after distributing the other 1,589,041 shares to the former owners of Banner Midstream, the Company has sold 121,556 shares.

Impact of COVID-19

Since the sale of Banner Midstream, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our lack of operations until recently. The pandemic may, however, have an impact on our ability to develop the Norr business and anticipated Elysian business with the acquisition of Treehouse. See “Risk Factors” contained in the annual report on Form10-K for the fiscal year ended December 31, 2020 filed February 4, 2021.

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

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 3: FIXED ASSETS

Fixed assets as of September 30, 2021 and December 31, 2020 were as follows:

	2021	2020
Computer equipment	$2,513	$-
Accumulated depreciation	(628)	-
Net fixed assets	$1,885	$-

All of the fixed assets through December 31, 2020 of the Company was related to Banner Midstream Corp. and was sold to Ecoark on March 27, 2020.

Depreciation expense for the nine and three months ended September 30, 2021 was $628 and $209, respectively.

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

During the period ended September 30, 2020, the Company borrowed from Atikin Investments LLC (“Atikin”), an entity managed by the Chief Executive Officer of the Company, to pay for operating expenses. The Company formalized the arrangement on August 1, 2020 when it issued to Atikin a Junior Secured Revolving Promissory Note for a principal amount up to $200,000.

Through December 31, 2020, the Company borrowed a total $57,500 and repaid $35,000 leaving a balance of $22,500. This note had a maturity date of December 15, 2020, which was extended to January 15, 2021. The remaining $22,500 and accrued interest of $1,524 was repaid on January 11, 2021. Interest expense for the nine and three months ended September 30, 2021 was $45 and $0, respectively. Interest expense for the nine and three months ended September 30, 2020 was $638 and $638, respectively.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has authority to issue up to 200,000,000 shares, par value $0.0001 per share. Our shareholders approved an increase in the authorized number of shares from 100,000,000 to 200,000,000 in May 2018. As of September 30, 2021 and December 31, 2020, there were 8,400,000 and 7,000,000 shares of the Company’s common stock issued and outstanding, respectively. On November 14, 2019, the Company completed a 1 for 95 reverse stock split. All shares and per share figures have been retroactively adjusted to account for this reverse split and reverse acquisition.

On February 27, 2020, the Company issued 50,000 shares of common stock for services rendered valued at $55,000. On July 28, 2020, the Company issued 83,807 shares of common stock for services rendered valued at $125,710, and $24,290 of contributed capital for services rendered.

On September 14, 2021, the Company issued 1,400,000 shares of common stock in the exercise of warrants for $14,000.

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

As summary of option activity under the 2016 Plan as of September 30, 2021 and December 31, 2020 and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2019	60,421	$5.20	8.02
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance outstanding at December 31, 2020	60,421	$5.20	7.02
Exercisable at December 31, 2020	60,421	$5.20	7.02

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2020	60,421	$5.20	7.02
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance outstanding at September 30, 2021	60,421	$5.20	6.28
Exercisable at September 30, 2021	60,421	$5.20	6.28

Warrants

On August 10, 2017, the Company entered into a Securities Purchase Agreement with two investors to purchase from the Company 42,510 shares of the Company’s common stock for an aggregate purchase price of $525,000. The investors received a warrant to purchase an additional 5,314 shares at an exercise price of $14.25 per share, and a warrant to purchase an additional 5,314 shares at an exercise price of $19.00 per share. Both warrants have a call provision when the Company’s common stock trades for five consecutive days at a price equal or greater than 500% of the exercise price of each warrant agreement. Both of these warrant agreements expire August 10, 2022.

On July 21, 2021, the Company entered into a consulting agreement with Atikin Investments LLC for a period of one year, expiring July 20, 2022. Pursuant to the consulting agreement, as amended in September 2021, in exchange for Atikin’s provision of consulting services with respect to mergers and acquisitions and general business and operational assistance, the Company granted Atikin 1,400,000 warrants that have a term of five years and an exercise price of $0.01, which were issued to Atikin effective upon the execution of a definitive written agreement with a cannabis company, which occurred on September 14, 2021, the effective date of the Treehouse SPA. The Company recognized a charge to the Consolidated Statement of Operations of $905,771 for the fair value of these warrants. On September 14, 2021, 700,000 of these warrants were assigned to a third party and all 1,400,000 warrants were exercised for $14,000 immediately thereafter.

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,628	$16.625	2.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2020	10,628	$16.625	1.7	$-
Exercisable at December 31, 2020	10,628	$16.625	1.7	$-

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	10,628	$16.625	1.7	$-
Granted	1,400,000	0.01	5.0	-
Exercised	(1,400,000)	(0.01)	(5.0)	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2021	10,628	$16.625	0.95	$-
Exercisable at September 30, 2021	10,628	$16.625	0.95	$-

The following assumptions were used for the nine months ended September 30, 2021 and year ended December 31, 2020:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Expected term	5 years	-
Expected volatility	323.133%	-
Expected dividend yield	-	-
Risk-free interest rate	0.10%	-

NOTE 7: ACQUISITIONS

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

During the three months ended September 30, 2021, the Chief Executive Officer advanced the Company $10,000 on a short-term basis and the amount was promptly repaid.

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

Financial instruments consist principally of cash, investments, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the nine months ended September 30, 2021 and 2020. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis as of:

September 30, 2021	Level 1	Level 2	Level 3	Total Gains and (Losses)
Investment	$627,155	$-	$-	$(721,388)

December 31, 2020
Investment	$1,752,954	$-	$-	$1,449,579

NOTE 12: SUBSEQUENT EVENTS

As of October 31, 2021, of the 200,000 shares of Ecoark common stock the Company retained from the March 2020 acquisition, after distributing the other 1,589,041 shares to the former owners of Banner Midstream, the Company has sold 121,556 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our entrance into the cannabis industry through the operation of cannabis distribution licenses, the anticipated acquisition of Treehouse and our ability to pay the full purchase price and obtain regulatory approval for the transfer of licenses, our ability to develop and grow our sporting goods and apparel business or generate revenue therefrom, our working capital needs, potential future sales of the remaining shares of Ecoark Holdings, Inc. (“Ecoark”) common stock held by us, potential financings through the sale of our common stock or other securities, the subsequent use and sufficiency of the proceeds from any capital raising methods we may undertake to fund our operations, our ability to locate and acquire an operating business and/or grow our existing operations and the resources and efforts we intend to dedicate to such an endeavor, our further development and implementation of a viable business plan and our ability to locate sources of capital necessary to meet our business needs and objectives. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include those described in Item 1A. – Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Company Overview

On March 18, 2021, prior to the expiration of its exemption from the Investment Company Act of 1940, the Company formed Norr LLC (“Norr”) as its wholly owned subsidiary through which the Company commenced its operations as an early-stage manufacturer and retailer of sporting goods and apparel. Norr’s present focus is on online sales but may seek to expand to physical locations in the future, either directly or as a wholesale distributor. Prior to organization of Norr, the Company’s Chief Executive Officer had explored this business opportunity and commenced preparation of a business plan for the business. On March 23, 2021, the Company engaged the services of two consultants to assist with its operations through Norr. On May 18, 2021, the Financial Industry Regulatory Authority, or FINRA, formally approved the name change of the Company to “Fortium Holdings Corp.”

On September 9, 2021, the Company formed Elysian Premium Corp., a Colorado corporation (“Elysian”) with the intention of entering into the cannabis industry. On September 14, 2021, the Company and Elysian entered into a Stock Purchase Agreement (“SPA”) with Treehouse Company, Inc. (“Treehouse”), and its sole shareholder Alex Gosselin (the “Seller”) pursuant to which Elysian agreed to purchase 80% of the capital stock of Treehouse from the Seller for $200,000. Treehouse’s key assets consist of two licenses for commercial cannabis distribution in the State of California. The acquisition of Treehouse will close upon the completion of the terms of the SPA which pertain to the delivery of the $200,000 purchase price into escrow to be held until release upon receipt of the requisite regulatory approvals. As of September 30, 2021, the acquisition has not closed. The anticipated Treehouse acquisition is currently in the regulatory approval stage, the completion of which is a post-closing condition of the acquisition. In other words, should we fail to obtain the requisite approval from state and local authorities to the transfer of the two Treehouse licenses to Elysian, the SPA will terminate, the transaction will be reversed, Elysian will return the Treehouse capital stock to the Seller and the Seller will return the $200,000 purchase price to Elysian.

Simultaneously with the SPA, Elysian and the Seller also entered into a Memorandum of Understanding with Treehouse pursuant to which the parties agreed that Elysian will purchase the remaining 20% of the capital stock of Treehouse for an additional $200,000 and enter into a second SPA on substantially similar terms to the SPA in connection therewith, subject to state and local regulatory clearance of the transfer of ownership of the two cannabis licenses owned by Treehouse.

We have also sold shares of common stock in Ecoark and intend to use the proceeds to pay the purchase price for the Treehouse acquisition, and may use the remaining proceeds, if any, to fund our operations or identify an acquisition target and negotiate and consummate a subsequent transaction. Other than Treehouse, we have not identified an acquisition target as of the date of this Report.

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

Our principal business objective for the next 12 months is to commence operations and generate revenue following our entry into the cannabis industry through the anticipated Treehouse acquisition. We also intend to continue our efforts to monetize Norr and may continue seeking a reverse merger target to acquire which will be focused on businesses located within the United States and/or Canada.

Plan of Operation

The Company commenced operations in the online sporting goods and apparel industry in March 2021, and has not generated revenue from continuing operations as of the date of this Report. On September 14, 2021, we entered into the SPA to acquire Treehouse, a commercial cannabis distribution company that owns two cannabis distribution licenses in the State of California. This transaction has not closed yet. We are in process of obtaining the requisite regulatory approval to transfer ownership of the Treehouse licenses to Elysian. Should we fail to obtain approval for the transfer of these licenses, the transaction will be reversed.

All results related to Banner Midstream are reflected in discontinued operations. We are in the process of further developing a business plan, including with respect to our planned operations in the cannabis industry through the anticipated Treehouse acquisition, and other transactions we may undertake if management deems appropriate. We also intend to continue to search for potential business acquisitions or other opportunities, and to sell the shares of Ecoark common stock and use the proceeds to continue to establish, develop and grow our business.

In March 2021 we procured the services of two consultants who assist with our sporting goods and apparel operations through Norr. Specifically, under the respective consulting agreements one of our consultants provides creative design, photography and sporting goods and apparel industry, in overseeing the development, manufacture, advertising and sale of our products. Management also believes that having an online focus, at least in the short term, will allow us to leverage existing online platforms and current market conditions, including an increased demand for contactless transactions as a result of the coronavirus pandemic. Management intends to monitor the evolving market conditions, including the highly competitive nature of the industries in which we operate and the anticipated reopening of retail stores at greater capacities, and may make adjustments to our current business model as an online-only seller as it deems appropriate.

Our Chief Executive Officer has experience in consulting both private and public companies in operational processes, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. See “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2020 concerning risks involved in the search for and acquisition of businesses generally, and Item 1A – Risk Factors contained in this Report concerning the risks inherent in our planned operations in the cannabis industry.

During the next 12-month period we anticipate incurring costs in continuing our operations and developing our business through Norr and Elysian upon the completion of the acquisition of Treehouse as well as, evaluating and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business. We anticipate using a portion of the proceeds from the sale of Ecoark common stock to fund these costs and to compensate our Chief Executive Officer.

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that we may only be able to affect the Treehouse acquisition or other business combinations or transactions we may identify due to our limited capital. This lack of diversification will likely pose a substantial risk in investing in the Company for the indefinite future, because it will not permit us to offset potential losses from one venture or operating territory against gains from another. The risks we face will likely be heightened to the extent we acquire a business operating in a single industry or geographical region.

We expect that the anticipated acquisition of Treehouse and operations in the cannabis industry will be complex and risk-prone process, including due to the complex and comprehensive regulatory environment we will face. For example, to operate the Treehouse licenses as intended, we will need regulatory approval from the California Department of Cannabis Control and similar local authorities. The completion of the acquisition and regulatory transfer of the commercial cannabis licenses are in process, and there is a risk that the acquisition will not be completed and the regulatory transfer of the licenses will not be approved. If the acquisition is completed and the transfer is not approved, we will reverse this transaction, and we will be forced to begin anew in our search for a new business to acquire, which would have a material adverse effect on our business and results of operations. Further, cannabis remains illegal at the federal level although to date the federal government has elected not to enforce these regulations and instead to allow state governments to regulate the cannabis industry. See Item 1A – Risk Factors for more information on the regulatory environment we will face if the Treehouse acquisition closes.

Further, because of general economic conditions, including unfavorable conditions caused by the coronavirus pandemic, rapid technological advances being made in some industries and shortages of available capital, management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Liquidity and Capital Resources

Historically, our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of September 30, 2021, the Company had an accumulated deficit of $3,640,668. As of October 31, 2021, the Company has sold 121,556 shares of Ecoark and received $833,202 in gross proceeds therefrom.

In the future, we will need to consummate one or more capital raising transactions, including potential debt or equity issuances, and/or generate material revenue from Norr, Elysian or another operating business or businesses we may form or acquire to continue to fund our operations. We may also issue shares of common stock, stock options or other derivative securities to compensate our employees or independent contractors, including pursuant to the consulting agreements for our Norr and Elysian operations. We will need additional capital to fund our anticipated acquisition of Treehouse, including both for the second Treehouse SPA which has not been executed, working capital, and to meet our operational obligations in our planned cannabis business such as compensatory arrangements and royalty fee payments.

Net Cash used by Operating Activities:

We reported negative cash flow from operations related to our continuing operations for the nine months ended September 30, 2021 and 2020 in the amount of $(318,980) and $(50,064), respectively. It is anticipated that we will continue to report negative operating cash flow in future periods, as to date we have formed two new subsidiaries during the fiscal year ending December 31, 2021 and have incurred and will continue to incur start-up costs to develop these entities and their respective businesses.

Cash Flows from Investing Activities:

We had net cash provided from investing activities from continuing operations related to the proceeds received from the sale of the shares of Ecoark common stock we hold in 2021 in the amount of $404,411 and had $0 in 2020. We also purchased fixed assets of $2,513 in 2021.

Cash Flows from Financing Activities:

For the nine months ended September 30, 2021 and 2020, the only cash flows from financing activities related to the payments of the Junior Secured Promissory Note in connection with our continuing operations, and cash provided by financing activities from proceeds received from our Chief Executive Officer for working capital purposes. During the nine months ended September 30, 2021, we repaid $22,500 of the Junior Secured Promissory Note and received $10,000 in proceeds from the Chief Executive Officer which was repaid and received $14,000 from the exercise of warrants. We expect that should the proceeds from the sale of shares in Ecoark be insufficient to provide the necessary capital to the Company, we will incur additional debt or issue common stock or securities convertible or exercisable into common stock to fund continuing operations.

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

COVID-19 Update

The COVID-19 pandemic has not had a material impact on the Company, particularly due to our lack of operations until the formation of Norr LLC in March 2021. The pandemic may, however, have an impact on our ability to develop the Norr and Elysian businesses. For example, we expect that if the Treehouse acquisition closes and we are able to commence operations as a cannabis distribution business, our efforts will be threatened by government shutdowns, supply and labor issues and resulting economic downturns which the pandemic has historically caused. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, the recent “Delta” variant of the virus, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, the industries in which we operate and plan to operate and the economy in general in light of the pandemic. See Item 1A - Risk Factors in this Report for more information.

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

ITEM 1A – RISK FACTORS

Investing in our securities involves a high degree of risk. Investors should carefully consider the risks described below concerning our planned cannabis operations, in addition to the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under “Item 1A – “Risk Factors,” before deciding to invest in our securities.

Set forth below is a summary of some of the principal risks we face with respect to our planned cannabis operations:

●	We are a new participant in the cannabis industry, and we may be unsuccessful in obtaining the requisite acquisitions or licenses and permits needed to operate as planned.

●	Because of our lack of operating history and the relative infancy of the cannabis industry, investors may be unable to evaluate our prospects or an investment in us.

●	Our management lacks experience operating a cannabis business, and we will need to attract, hire and compensate qualified personnel to meet our business objectives.

●	We face intense competition in a relatively new and rapidly evolving industry from larger competitors with longer operating histories, greater access to capital and human resources and vertically-integrated cannabis operations, as well as smaller unregulated market participants.

●	Cannabis remains illegal under U.S. federal law which preempts more permissive state and local laws to the extent federal laws are enforced, and legislation, regulation and enforcement policies of cannabis could change in manners adverse to us and the industry.

●	We may be subject to action by the U.S. federal government through a number of agencies for participation in the cannabis industry, including the FDA, DEA, ATF and IRS.

●	U.S. state and local regulation of cannabis is robust, uncertain and constantly evolving, and uniform compliance across jurisdictions may be difficult or impossible to achieve.

●	State regulatory agencies may require us to post bonds or significant fees to operate.

●	We will be subject to limitations, challenges and associated costs imposed by state and local governments on the ownership, operation and maintenance of cannabis licenses.

●	Because cannabis is illegal under U.S. federal law, we may be unable to access to certain benefits available to non-cannabis companies, such as access to financial institutions and federal tax exemptions.

●	Because our contracts will involve cannabis and related activities, which are not legal under U.S. federal law, we may face difficulties in enforcing our contracts.

●	We may be subject to varying restrictions on marketing the cannabis products we attempt to sell in varying state and local jurisdictions.

●	The results of future clinical research and scientific articles may be unfavorable to cannabis products, which may have a material, adverse effect on the demand for our products.

●	Inconsistent public opinion and perception of cannabis could hinder market growth and state adoption of permissive laws regulating its use.

●	If our operations are found to be in violation of applicable anti-money laundering laws and our revenues or proceeds are viewed as proceeds of crime, we may be unable to effect distributions or reinvest amounts we receive into our business.

●	We anticipate requiring additional financing to operate and expand our cannabis business, and we may face difficulties acquiring additional financing on favorable terms, or at all, and any financing we undertake could substantially dilute our existing investors or otherwise have an adverse impact on their holdings.

●	Disparate state-by-state regulatory landscapes may require us to implement operational, transactional or corporate structures that expose us to revenue-related and other risks.

●	The success of our business will depend, in part, on our ability to successfully acquire complementary cannabis businesses and assets, integrate acquired businesses and navigate other risks inherent in acquisitions in the cannabis industry and in general.

●	We will face security risks related to our planned cannabis dispensaries and operations, including with respect to both physical locations and information technology with respect to data privacy and security and related laws and regulations.

●	We face exposure to fraudulent or illegal activity by employees, contractors, consultants, and agents, which may subject us to investigations and actions.

●	We face risks related to the novelty of the cannabis industry, and the resulting lack of information regarding comparable businesses, unanticipated expenses, difficulties and delays, and the offering of new products in a relatively untested market.

●	We will be dependent on obtaining, developing and sustaining an attractive product line and brand portfolio, and we may be unsuccessful in doing so on economically feasible terms or at all.

●	We face risks related to our need for adequate insurance coverage and the possibility for uninsured or underinsured losses.

●	Our ability to operate as intended will be dependent upon third party suppliers, and may be negatively impacted by or our suppliers’ inability to produce and ship products at the necessary quality levels or within prescribed timeframes.

●	We are subject to risks and uncertainties posed by the COVID-19 pandemic, including due to reduced demand, economic hardship and our expected focus on retail cannabis sales.

●	We may be subject to product liability or intellectual property which may be costly and/or divert management’s time and attention from important operational matters.

●	Our intellectual property rights may be difficult to protect.

●	Our products may be subject to product recalls, which may result in expenses, legal proceedings, regulatory action, loss of sales, reputational harm, and diversion of management’s attention.

●	Synthetic products from the pharmaceutical industry may compete with cannabis use and products.

Risks Related to our Planned Operations in the Cannabis Industry

We currently have one definitive agreement to acquire two cannabis licenses, and the closing of this transaction is subject to closing conditions including obtaining the requisite state and local regulatory approval.

As of October 29, 2021, the Company’s acquisition of a majority of the ownership interest of Treehouse has not closed. We will need to acquire ownership of Treehouse in order to commence our initial cannabis retail operations in California. Treehouse’s main assets consist of two cannabis licenses. The initial purchase agreement, which contemplates the acquisition of an 80% ownership interest in Treehouse, requires that we pay $200,000. We will also need to pay an additional $200,000 to obtain the remaining 20% Treehouse ownership under a subsequent purchase agreement if it is executed. Further, the transaction as a whole is conditioned upon Elysian and Treehouse obtaining the required regulatory approval for the transfer of the licenses from each of the California Department of Cannabis Control and the City of Oakland, which we may be unable to obtain. There can therefore be no assurance that the transaction will close, in which case our planned cannabis operations and prospects will be materially adversely affected.

We lack an operating history in the commercial cannabis space, and our proposed business is subject to a number of significant risks and uncertainties which affect its future viability.

As of October 29, 2021, we have invested and agreed to invest a majority of the value of our assets, and will therefore be required to sell the remaining Ecoark common stock that we hold and allocate the proceeds towards the development of our future cannabis business. That business, Elysian, has been formed and entered into an agreement to acquire two cannabis licenses in California but has not commenced material operations. If we are able to proceed, we must acquire a lease or purchase land for our first cannabis dispensary in California, as well as hire qualified personnel and implement information technology and infrastructure to track inventory and sales and develop online sales capabilities. We also expect to incur significant expenditures to obtain intellectual property rights and enter into other arrangements to develop our brand, stores and marketing, which will require additional capital that will have a dilutive effect on our shareholders. Among the risks and uncertainties are:

●	Our team has no experience in commercial cannabis operations, and we will need to hire qualified personnel to further our growth strategy in the cannabis industry;
●	We have yet to acquire the requisite licenses for our planned cannabis business;
●	If the pending acquisition of cannabis licenses closes, we will initially only be legally permitted to sell in one jurisdiction, California, which will limit our prospects and expose us to the risk of lack of market diversification;
●	Because our initial operations will be limited to retail sales, we will be highly dependent upon a third parties to manufacture or provide private labelling for us to sell cannabis products and generate revenue, and we may be unable to procure such sources on favorable terms or at all;
●	We will have minimal control over the third parties we hire or collaborate with, which exposes us to liability risk;
●	There are a growing number of well capitalized, vertically integrated cannabis businesses, and the competition within the industry is intense;

If any if these risks come to fruition, or if we are unable to overcome the challenges they may pose, our ability to generate revenue and as a result our financial condition would be materially adversely affected.

We require additional financing to commence and expand operations as intended, and we may face difficulties acquiring financing on terms acceptable to us or at all.

We will need additional capital to establish and grow our planned cannabis operations and will need to seek further financing to do so. If we fail to raise additional capital as and when needed, our ability to implement our business could be compromised. To date, our efforts to enter the cannabis industry have been limited to executing an agreement to acquire two cannabis licenses which if closed would enable us to sell cannabis products in California. However, we require additional capital to fund the acquisition, which will be for a total purchase price of $400,000, and for working capital purposes, including operational expenses such as obtaining licenses, compensating employees and service providers to assist in sales, compliance and other matters, and capital expenditures and infrastructure including obtaining rights and inventory in cannabis products to sell. Management estimates needing at least $10 million to fund our planned expenditures and operations over the next 12 months.

The terms of securities we issue in future capital raising transactions may be more favorable to new investors, and may include liquidation preferences, superior voting rights or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. Any additional capital raised through the sale of equity securities will likely dilute the ownership percentage of our shareholders. Additionally, any debt securities we issue would likely create a liquidation preference superior that of our current investors and, if convertible into shares of common stock, would also pose the risk of dilution. If we fail to obtain the necessary financing when needed, on favorable terms or at all, we may be forced to discontinue operations, and your investment could become worthless. Further, if the securities we issue are dilutive or otherwise negatively impact existing investors’ rights, our business and prospects, and/or your investment in us could be materially harmed.

We face intense competition in a rapidly developing industry by larger, vertically integrated competitors with more experience and financial resources than we have, as well as numerous smaller and/or unlicensed market participants.

We face intense competition from other cannabis companies, many of which have longer operating histories and more financial resources and marketing experience than us, and/or have vertically integrated seed-to-sale cannabis businesses. Increased competition by larger and better financed competitors could materially and adversely affect our business, financial condition and results of operations. Because we are a new entrant in the cannabis industry and our operations will initially be focused on retail cannabis sales, the competitive forces pose a greater risk to us. Additionally, because of the early stage of the industry, we face additional competition from new entrants. If the number of consumers of cannabis in the states in which we operate increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To become and remain competitive, we will require a continued high level of investment in product acquisition, branding, marketing and sales efforts. We may not have sufficient resources to maintain these efforts in a competitive, cost-effective or timely manner, which could materially and adversely affect the business, financial condition and results of our operations.

We also face competition from illegal dispensaries and the black market that are unlicensed and unregulated, and that are selling cannabis and cannabis products, including products with higher concentrations of active ingredients, and using delivery methods that we are prohibited from offering to individuals as they are not currently permitted by U.S. state or federal law. Any inability or unwillingness of law enforcement authorities to enforce existing laws prohibiting the unlicensed cultivation and sale of cannabis and cannabis-based products could result in the perpetuation of the black market for cannabis and/or have a material adverse effect on the perception of cannabis use. Any or all these events could have a material adverse effect on our business, financial condition and results of operations.

Cannabis remains illegal under U.S. federal law, and enforcement of U.S. cannabis laws could change.

Cannabis is illegal under U.S. federal law. In those states in which the use of cannabis has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act. The Controlled Substances Act classifies cannabis as a Schedule I controlled substance, and as such, medical and recreational cannabis use is illegal under U.S. federal law and federal authorities may enforce such federal laws. If that occurs, we may be deemed to be dispensing cannabis and drug paraphernalia in violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, enforcement of federal law regarding cannabis is a material risk and would greatly harm our business, prospects, revenue, results of operation and financial condition.

Our cannabis-related activities will be subject to evolving regulation by governmental authorities. We will be engaged in the cannabis industry in the United States where local and state law permits such activities, and cannabis remains illegal for some or all uses and circumstances in many states. The legality of the sale of cannabis differs among states in the United States. Due to the current regulatory environment in the United States, new risks may emerge, and management may not be able to predict all such risks.

Because our planned activities in the cannabis industry may be illegal under the applicable federal laws of the United States, there can be no assurances that the U.S. federal government will not seek to enforce the applicable laws against us. The consequences of such enforcement would be materially adverse to us and our business, including our reputation, profitability and the market price of our common stock, and could result in the forfeiture or seizure of all or substantially all of our assets.

Due to the conflicting views between state and federal governments regarding cannabis, cannabis businesses are subject to inconsistent laws and regulations. The prior U.S. administration attempted to address the inconsistent treatment of cannabis under state and federal law in the Cole Memorandum that Deputy Attorney General James Cole sent to all U.S. Attorneys in August 2013, which outlined certain priorities for the U.S. Department of Justice (“DOJ”) relating to the prosecution of cannabis offenses. The Cole Memorandum noted that, in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis, conduct in compliance with such laws and regulations was not a priority for the DOJ. However, the DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memorandum. During the Trump Administration, the Cole Memorandum was rescinded. However it is expected that the Biden Administration will either reinstate the Cole Memorandum or otherwise take a stance on cannabis that is more lenient than the Trump Administration’s stated policies. Nonetheless, the timing and scope that the Biden Administration’s policy changes, if any, remain unclear, including whether these policies will be more lenient on commercial cannabis operations such as ours as opposed to merely easing enforcement practices against individual cannabis users.

There can be no assurance that the federal government will not enforce federal laws relating to cannabis and seek to prosecute cases involving cannabis businesses that are otherwise compliant with state laws in the future. While most states that have legalized cannabis continue to craft their regulations pursuant to the Cole Memorandum and federal enforcement agencies have taken limited action against state-compliant cannabis businesses, the DOJ may change its enforcement policies at any time, with or without advance notice.

The uncertainty of U.S. federal enforcement practices going forward and the inconsistency between U.S. federal and state laws and regulations present material risks for us, and adverse developments in regulatory enforcement policies and efforts could have a material adverse effect on our business.

There is a substantial risk of regulatory or political change.

The success of our business strategy depends on the legality of the cannabis industry in the United States. The political environment surrounding the cannabis industry in the United States in general can be volatile and the regulatory framework in the United States remains in flux. Despite the currently implemented laws and regulations in the U.S. and its territories to legalize and regulate the cultivation, processing, sale, possession and use of cannabis, and additional states that have pending legislation regarding the same, the risk remains that a shift in the regulatory or political realm could occur and have a drastic impact on the industry as a whole, adversely impacting our ability to successfully invest and/or participate in the selected business opportunities.

Further, there is no guarantee that legislative bodies and/or voting constituents will not repeal, overturn or limit any such legislation legalizing the sale, disbursement and consumption of medical or recreational use of cannabis. It is also important to note that local and city ordinances may strictly limit and/or restrict disbursement of cannabis in a manner that will make it extremely difficult or impossible to transact business that is necessary for the continued operation of the cannabis industry even if state governments do not.

Cannabis remains illegal under U.S. federal law, and the U.S. federal government could bring criminal and civil charges against us or our subsidiaries or our investments at any time. Federal actions against any individual or entity engaged in the cannabis industry or a substantial repeal of cannabis-related legislation could have a material adverse effect on our business, financial condition or results of operations.

We may be subject to action by the U.S. federal government through various government agencies for participation in the cannabis industry.

Since the cultivation, processing, production, distribution and sale of cannabis for any purpose, medical or recreational use or otherwise, remain illegal under U.S. federal law, it is possible that we or third parties with which we do business and/or on which we rely may be forced to cease any such activities. The U.S. federal government, through, among others, the DOJ, its sub-agency the U.S. Drug Enforcement Agency (the “DEA”) and the U.S. Internal Revenue Service (the “IRS”), has the right to actively investigate, audit and shut down cannabis-related businesses such as us. The U.S. federal government may also attempt to seize our property. Any action taken by the DOJ, the DEA and/or the IRS to interfere with, seize or shut down our operations will have an adverse effect on our business, prospects, revenue, results of operation and financial condition.

Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, the federal government can seek to enforce criminal violations of federal law despite state laws permitting the use of cannabis. Despite a relatively passive stance on cannabis activity by the federal law enforcement agencies in recent years, the stated position of the current federal Administration is hostile to legal cannabis. As the rescission of the Cole Memorandum and the implementation of the Sessions Memorandum demonstrate, the DOJ may at any time issue additional guidance that directs federal prosecutors to devote more resources to prosecuting cannabis-related businesses. In the event that the DOJ under the U.S. Attorney General aggressively pursues financiers or equity owners of cannabis-related businesses, and U.S. Attorneys follow the DOJ policies through pursuing prosecutions, then we could face:

●	seizure of our cash and other assets used to support or derived from our cannabis subsidiaries;
●	the arrest of our employees, directors, officers, managers or investors; and
●	ancillary criminal violations under the Controlled Substances Act or related laws or regulations for aiding and abetting, and conspiracy to violate such laws and regulations by providing financial support to cannabis businesses that operate, supply or service state-licensed cannabis businesses.

Because the Cole Memorandum was rescinded by the Sessions Memorandum, the DOJ under the current administration or an aggressive federal prosecutor could allege that the Company, our board of directors and, potentially, our shareholders, “aided and abetted” violations of federal law by providing finances and services to our portfolio cannabis companies. Under these circumstances, federal prosecutors could seek to seize our assets, and to recover the “illicit profits” previously distributed to shareholders resulting from any of our financing or services.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. These results could have a material adverse effect on us, including our reputation and ability to conduct business, our holding (directly or indirectly) of cannabis licenses in the United States, the listing of our securities on stock markets or exchanges, our financial position, operating results, profitability or liquidity or the market price of our common stock.

State and local regulation of cannabis is uncertain and changing.

As described above, to date the cannabis industry has been primarily regulated at the state and local levels of government. There is no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Further, state and local cannabis laws and regulations are subject to preemption by related federal laws and regulations, such that if the federal government enforces its laws, compliance state and local laws will not protect us from criminal claims and liability. Therefore, if the federal government begins to enforce federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing state laws are repealed or curtailed, our business or operations in those states or under those laws would be materially and adversely affected. Federal actions against any individual or entity engaged in the cannabis industry or a substantial repeal of favorable cannabis-related legislation could materially adversely affect us, our business and our assets or investments.

The rulemaking process at the state level that applies to cannabis operators in any state will be ongoing and result in frequent changes. As a result, an effective compliance program will be essential to manage regulatory risk. We intend to develop and implement operating policies and procedures that are compliance-based and derived from the state regulatory structure governing ancillary cannabis businesses and their relationships to state-licensed or permitted cannabis operators. However, notwithstanding our efforts and diligence, regulatory compliance and the process of obtaining regulatory approvals can be costly and time-consuming. No assurance can be given that we will receive the requisite licenses, permits or cards to continue operating our business or otherwise take action necessary to comply with all applicable laws and regulations.

State regulatory agencies may require us to post bonds or significant fees.

There is a risk that a greater number of state regulatory agencies will begin requiring entities engaged in certain aspects of the cannabis industry to post a bond or significant fees when applying, for example, for a dispensary license or renewal, as a guarantee of payment of sales and franchise taxes. We are not able to quantify at this time the potential scope of such bonds or fees in the states in which we currently operate or may in the future operate, but they may be materially negative to our results of operations, financial condition and ultimate business success, individually or in the aggregate.

We may face state limitations on ownership of cannabis licenses.

Jurisdictions in which we plan operate may limit the number of cannabis licenses and certain economic or commercial interests in the entity that holds the license that can be held by one entity within that state. For example, the two California licenses we are in the process of acquiring require a two-step approach wherein we purchase 80% of the entity holding the licenses in Step 1 and the remaining 20% in Step 2 following state and local regulatory approval. While we are still in the process of paying the purchase price for Step 1, this process, which is the product of California regulatory requirements, has delayed and may further delay our ability to obtain and operate these licenses and generate revenue. Similar delays or difficulties in the future with respect to other businesses or licenses we may undertake to acquire could materially adversely affect our growth strategy and prospects.

Further, as a result of the completion of certain acquisition transactions that we have entered into or may enter into in the future, we may potentially hold more than the prescribed number of licenses or economic interests in a licensed entity in certain states, and accordingly may be required to divest certain licenses or entities that hold such license in order to comply with applicable regulations. The divestiture of certain licenses or entities that hold such licenses may result in a material, adverse effect on our business, financial condition, or results of operations.

We may become subject to FDA or ATF regulation.

Cannabis remains a Schedule I controlled substance under U.S. federal law. If the federal government reclassifies cannabis to a Schedule II controlled substance, it is possible that the U.S. Food and Drug Administration (the “FDA”) would seek to regulate cannabis under the Food, Drug and Cosmetics Act of 1938 (the “FDCA”). The FDA is responsible for ensuring public health and safety through regulation of food, drugs, supplements and cosmetics, among other products, through its enforcement authority pursuant to the FDCA. FDA’s responsibilities include regulating the ingredients as well as the marketing and labeling of drugs sold in interstate commerce. Because cannabis is federally illegal to produce and sell, and because it has no federally recognized medical uses, the FDA has historically deferred enforcement related to cannabis to the DEA; however, the FDA has enforced the FDCA with regard to industrial hemp-derived products, especially CBD derived from industrial hemp sold outside of state-regulated cannabis businesses. The FDA has recently affirmed its authority to regulate CBD derived from both cannabis and industrial hemp, and its intention to develop a framework for regulating the production and sale of CBD derived from industrial hemp. It is also possible that the federal government could seek to regulate cannabis under the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”). The ATF may issue rules and regulations related to the use, transporting, sale and advertising of cannabis or cannabis products. Any such developments could materially adversely affect us, either directly or by negatively impacting third parties on whom we rely to operate.

Cannabis businesses are subject to enhanced anti-money laundering laws and regulations and have restricted access to banking and other financial services.

The Company and its subsidiaries will be subject to a variety of laws and regulations in the U.S. that involve money laundering, financial record-keeping and proceeds of crime, including the Bank Secrecy Act and the rules and regulations thereunder, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S.. Further, under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy.

If our operations, the revenue we generate or the capital we raise in the future were found to be in violation of money laundering laws, such transactions may be viewed as proceeds from a crime (the sale of a Schedule I drug) under the Bank Secrecy Act’s money laundering provisions. This may restrict our ability to declare or pay dividends or effect other distributions.

As a result of the robust regulation on banking practices as they relate to the funding of cannabis companies, most banks and other financial institutions in the United States have developed that restrict or limit the provision of banking services to cannabis-related businesses. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies may refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it operates in permits cannabis sales. The inability or limitation of our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently. Banks and other depository institutions are currently hindered by federal law from providing financial services to cannabis businesses, even in states where those businesses are regulated, which will limit our access to capital resources which we may need in the future to grow and maintain our operations.

Because our contracts will involve cannabis and related activities, which are not legal under U.S. federal law, we may face difficulties in enforcing our contracts.

Because our contracts will involve cannabis and other activities that are not legal under federal law and in some state jurisdictions, we may face difficulties in enforcing our contracts in federal courts and certain state courts. Therefore, there is uncertainty as to whether we will be able to legally enforce our agreements, which could have a material adverse effect on our business and results of operations.

We will be subject to restrictive and varying limitations on marketing our products.

Certain states have enacted strict regulations regarding marketing and sales activities on cannabis products. There may therefore be restrictions on sales and marketing activities imposed by government regulatory bodies that can hinder the development of the Company’s business and operating results. Restrictions can include regulations that specify the product, location and to end user for which our products can appear and/or be advertised. Marketing, advertising, packaging and labeling regulations also vary from state to state, potentially limiting the consistency and scale of consumer branding communication and product education efforts. The regulatory environment in the U.S. limits our ability to compete for market share in a manner similar to other industries, widening the gap between us and our competitors that have greater resources than we do and longer operating histories. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and operating results could be adversely affected.

The results of future clinical research of cannabis may be unfavorable to cannabis which may have a material adverse effect on the demand for our products.

Research regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids such as cannabidiol (“CBD”) and tetrahydrocannabinol (“THC”) remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids. Future research and clinical trials may prove positive assumptions regarding the use of cannabis to be incorrect, or could raise concerns regarding the safety or utility of cannabis use or of adverse health effects. Further, the cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis that is produced. Consumer sentiment can be significantly influenced by scientific research or findings regarding the consumption of cannabis products. If scientific research or findings contain negative conclusions or medical opinions regarding the benefits, viability, safety, efficacy, dosing, or other facts related to cannabis, it could therefore have a material adverse effect on the demand for our products, and in turn on our business, prospects, results of operation and financial condition.

Inconsistent public opinion of cannabis and the cannabis industry could hinder market growth and state adoption of permissive legislation and policies.

Public opinion surrounding cannabis use and the cannabis industry has traditionally been inconsistent and varies among markets and demographics. While public opinion and support appears to be rising generally for legalizing cannabis use, it remains a controversial issue subject to differing opinions surrounding the level of legalization (for example, medical cannabis as opposed to recreational use). Inconsistent public opinion and perception of cannabis may hinder growth and government adoption of permissive legislation and policies, which could have a material adverse effect on our business, financial condition or results of operations.

As a cannabis business, we will be subject to unfavorable tax treatment under the Internal Revenue Code.

Under Section 280E of the Internal Revenue Code of 1986, no deduction or credit is allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if the trade or business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the Controlled Substances Act) which is prohibited by federal law or the law of any state in which that trade or business is conducted. The IRS has applied this provision to cannabis operations, prohibiting them from deducting many expenses associated with cannabis businesses other than certain costs and expenses related to cannabis cultivation and manufacturing operations. Accordingly, Section 280E has a material impact on the operations of cannabis companies such as us. For example, what would otherwise be profitable operations could result in a loss after taking into account its U.S. income tax expenses.

Our subsidiaries may not be able to obtain necessary permits and authorizations.

We intend to operate cannabis dispensaries using subsidiaries to be formed for this purpose. Our subsidiaries may not be able to obtain or maintain the necessary licenses, permits, certificates, authorizations or accreditations to operate their respective businesses, or may only be able to do so at great cost. In addition, our subsidiaries may not be able to comply fully with the wide variety of laws and regulations applicable to the cannabis industry. Failure to comply with or to obtain the necessary licenses, permits, certificates, authorizations or accreditations could result in restrictions on a subsidiary’s ability to operate in the cannabis industry, which could have a material adverse effect on our business, financial condition or results of operations.

Disparate state-by-state regulatory landscapes may require us to structure and utilize complex operational and legal structures that could impose substantial costs on us or otherwise materially adversely affect our operations and financial condition.

If we acquire additional cannabis licenses in jurisdictions outside of California, we may need to obtain and operate such licenses pursuant to a number of different transactional or corporate structures, depending on the regulatory requirements from state-to-state, including potentially realizing the economic benefit of cannabis licenses through management agreements and other commercial arrangements. Such agreements are often required to comply with applicable laws and regulations or are in response to perceived risks that we determine warrant such arrangements.

To the extent necessary for our expansion into additional markets, the foregoing structures will present various risks to us and our subsidiaries, including the following:

●	A governmental body or regulatory entity may determine that these structures are in violation of a legal or regulatory requirement or change such legal or regulatory requirements such that a commercial arrangement or management agreement structure violates such requirements, and a license application submitted by a third party may not be accepted, especially if the management and operation of the license is dependent on a commercial arrangement or management agreement structure.
●	There could be a material adverse impact on the revenue stream we intend to receive from or on account of cannabis licenses, as we will not be the license holder, and therefore any economic benefit is received pursuant to a contractual arrangement. If a commercial arrangement or management agreement is terminated, we will no longer receive any economic benefit from the applicable dispensary and/or cultivation license.
●	These structures could potentially result in the funds invested by us being used for unintended purposes, such as to fund litigation.
●	The license holder may renege on its obligation to pay fees and other compensation pursuant to a commercial arrangement or management agreement or violate other provisions of these agreements, in which case we may be delayed or face difficulty in enforcing our rights including potentially due to the illegality of cannabis at the federal level.

●	The license holder’s acts or omissions may violate the requirements applicable to it pursuant to the applicable dispensary and/or cultivation license, thus jeopardizing the status and economic value of the license holder (and, by extension, of our business).
●	In the case of a management agreement, the license holder may terminate the agreement if any loan owing to us is paid back in full and the license holder is able to pay a break fee.
●	In the case of a commercial arrangement, the license holder is a generally an employee or officer of the Company or one of its subsidiaries (or an affiliate or associate of such individual or individuals); however, in a typical management agreement structure, the license is owned by a party or parties unrelated to the Company or any of its subsidiaries.
●	The license holder may attempt to terminate the commercial arrangement or management agreement in violation of its express terms.

In any or all of the above situations, it would be difficult and expensive for us to protect our rights through litigation, arbitration, or similar proceedings.

The success of our cannabis business will depend, in part, on our ability to execute on our acquisition strategy, to successfully integrate acquired businesses and to retain key employees of acquired businesses.

While we intend to initially operate through the two California licenses following the closing of the anticipated Treehouse acquisition, we continue to evaluate strategic acquisition opportunities that have the potential to support and strengthen our business, including acquisitions in the United States, as part of our ongoing growth strategy. We cannot predict the timing or size of any future acquisitions. To successfully acquire a significant target, we may need to raise additional equity and/or indebtedness, which could increase our debt. There can be no assurance that we will enter into definitive agreements with respect to any contemplated transaction or that any contemplated transaction will be completed. The investigation of acquisition candidates and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If we fail to complete any acquisition for any reason, including events beyond our control, the costs incurred up to that point for the proposed acquisition would not be recoverable.

Acquisitions typically require integration of the acquired company’s assets, personnel, products and infrastructure. We may be unable to successfully integrate an acquired business into our existing business, and an acquired business may not be as beneficial or profitable as and when expected or at all. Our inability to successfully integrate new businesses in a timely and orderly manner could increase costs and losses and diminish our ability to become profitable. Factors affecting the successful integration of an acquired business include, but are not limited to, the following:

●	We may become liable for certain of the liabilities of an acquired business, whether or not known or disclosed to us, which could include, among others, tax liabilities, product liabilities, environmental liabilities and liabilities for employment practices, and these liabilities could be significant and unrecoverable from the seller;
●	We may not be able to retain local managers and key employees who are important to the operations of an acquired business;
●	Substantial attention from our senior management and the management of an acquired business may be required, which could decrease the time that they have to service and attract customers;
●	Friction could arise between our management team and that of the acquired business, which could lead to loss of such persons and stunt our operations and growth;
●	We may not effectively utilize new equipment, infrastructure, inventory or other assets that we acquire through acquisitions;
●	Integration of an acquired business depends, to a certain extent, on the full implementation of our financial and management information systems, business practices and policies which may be deficient in the context of integrating a new business with our existing operations; and
●	We may actively pursue a number of opportunities simultaneously and may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.

Acquisitions involve risks that the acquired business will not perform as expected and that business judgments concerning the value, strengths and weaknesses of the acquired business will prove incorrect. In addition, potential acquisition targets may be located in states in which we do not currently operate, which could result in unforeseen operating difficulties and difficulties in coordinating geographically dispersed operations, personnel, and facilities. In addition, if we enter new geographic markets, we may be subject to additional and unfamiliar legal and regulatory requirements.

There can be no assurance that we will achieve the perceived benefits such as cost savings in connection with future acquisitions in the timeframe anticipated or at all. Many prospective businesses for acquisition are small private companies with unsophisticated financial statements that have not been independently reviewed or audited. Our inability to effectively identify, evaluate, negotiate, close and manage the integration of acquisitions could prevent us from meeting our business and growth objectives and harm our prospects and financial condition, in which case your investment in us would be at risk.

We will face security risks related to our physical facilities and cash transfers.

The business premises of our operating locations, when opened, could be targets for theft. While we intend to implement security measures at each location, our cannabis dispensaries could be subject to break-ins, robberies and other security breaches. If we experience a security breach, the loss of cannabis products or other assets could have a material adverse impact on our business. Further, we may utilize third parties to assist in our security efforts, such as the transportation of cash we receive from sales from dispensaries to banks. These third parties may not be effective, and we will lack control over them. For example, an employee of a security company we engage could steal our assets or assist others in such a theft. Any of the foregoing risks could materially adversely harm our results of operations and financial condition.

We face exposure to fraudulent or illegal activity by employees, contractors, consultants and agents which may subject us to investigations and actions.

We will be exposed to the risk that any of our employees our independent contractors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities or confidential information to us that violates government regulations, applicable business policies, practices or standards, laws that require the true, complete and accurate reporting of financial information or data, or other laws, regulations, rules or policies that are or may become applicable to us as a result of our operations. It may not always be possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. We cannot provide assurance that our internal controls and compliance systems will protect us from acts committed by our employees, agents or business partners in violation of federal, state or local laws. If any such actions are instituted against us, and we are not successful in defending the Company or asserting our rights, those actions could have a material impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our business, financial condition or results of operations.

We face risks related to the novelty of the cannabis industry, and the resulting lack of information regarding comparable businesses, and the offering of new products in a constantly evolving market.

As a relatively new and constantly evolving industry, there are a limited number of established businesses and stakeholders in the cannabis market with a business model we can attempt to replicate and build upon. Similarly, there is limited information about comparable businesses available for potential investors to review in making a decision on whether to invest in us.

Investors should evaluate the Company and our prospects in light of the risks and uncertainties encountered by businesses, like us, that are in their early stages. For example, unanticipated expenses, operational problems or technical difficulties may occur, which may result in material delays in the operation of our business. We may fail to successfully address these contingencies or successfully implement our operating strategies effectively or at all. If we fail to do so, it could materially harm our business to the point of having to cease operations and/or reduce the value of our common stock, and investors may lose some or all of their investment.

We have committed and expect to continue committing significant resources and capital to develop and begin to implement our business plan and operations. However, the cannabis products we intend to obtain or license and market for consumption will likely be relatively untested in the marketplace, and there can be no assurance that we will obtain the rights to commercialize targeted products on favorable terms or at all, or that if we do the products we attempt to sell will achieve market acceptance. Moreover, these prospective products may be subject to significant competition with offerings by new and existing competitors in the business with a more established market and a broader reach. The failure to successfully develop and market these new products could materially harm our business, prospects and financial condition.

We will be dependent on the popularity and market acceptance of our brand portfolio.

Our ability to generate revenue and be successful in the implementation of our business plan will be dependent on consumer acceptance of and demand for the products we sell. In the short-term, we intend to acquire the rights to use existing brands and products owned by third parties in order to commercialize our cannabis licenses in California. We may face difficulty obtaining these rights on favorable terms or at all. Further, if we do obtain the rights for the products as intended, acceptance of and demand for these products will depend on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety and reliability. If these customers do not accept our products, or if such products fail to adequately meet customers’ needs and expectations, our ability to continue generating revenues could be reduced.

We believe that establishing and maintaining the brand identities of products will be a critical aspect of attracting and expanding a sufficient customer base to generate material revenue and expand our operations. Promotion and enhancement of brands will depend largely on the ability to offer high quality products. If customers and end users do not perceive the products we sell to be of high quality, or if we introduce new products or enter into new business ventures that are not favorably received or perceived by customers, end users or other stakeholders on which we will depend, we will risk diluting brand identities and decreasing their attractiveness to existing and potential customers. Moreover, in order to attract and retain customers and to promote and maintain brand equity in response to competitive pressures, we may have to increase our financial commitment to creating, obtaining, and maintaining a distinct brand loyalty among customers. If we incur significant expenses in an attempt to promote and maintain brands, this could be a material adverse effect on our business, financial condition or results of operations, particularly if these efforts are unsuccessful.

We will have a highly concentrated portfolio of assets and operate in a limited number of markets, and therefore face risks surrounding a lack of diversification.

With respect to the Elysian business, we intend to invest in and operate solely within the cannabis industry. Other than Elysian our only other operations are the production and sale of sporting goods and apparel through Norr. Thus, an investment in our Company will provide limited diversity as to asset type. Additionally, the assets to be held by us may be geographically concentrated from time to time. For example, our initial cannabis operations are expected to be limited to California, at least in the short-term. This lack of diversification could cause us to face difficulties in establishing material revenue, particularly if adverse external forces such as market or regulatory changes occur, and we may be unable to recover from these developments, in which case your investment would be at risk.

We will face risks related to our information technology systems, and potential cyber-attacks and security and privacy breaches.

We believe that the installment and use of technology will be a critical in our planned operations. As such, we will be susceptible to operational, financial and information security risks resulting from cyber-attacks and/or technological malfunctions. Successful cyber-attacks and/or technological malfunctions affecting us, or our service providers can result in, among other things, financial losses, the inability to process transactions, the unauthorized release of customer information or confidential information and reputational risk. There can be no assurance that we will not incur losses form such events in the future. As cybersecurity threats continue to evolve, we may be required to use additional resources to continue to modify or enhance protective measures or to investigate security vulnerabilities.

We may store and collect personal information about customers and would therefore be responsible for protecting that information from privacy breaches that may occur through procedural noncompliance or failures, information technology malfunction or deliberate unauthorized intrusions. To date, a growing number of states, including California where our initial cannabis operations will be centered, have implemented data privacy legislation aimed at ensuring data collectors and users comply with privacy and security standards, and penalizing those who fail to meet these standards. California has enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became operative in January 2020. The CCPA requires companies that process personal information on California residents to make new disclosures to consumers about such companies’ data collection, use, and sharing practices and inform consumers of their personal information rights such as deletion rights, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. In November 2020, California enacted the California Privacy Rights Act of 2020 (the “CPRA”), which amends and expands the scope of the CCPA, while introducing new privacy protections that extend beyond those included in the CCPA and its implementing regulations. The CCPA, as amended and expanded by the CPRA, is one of the most prescriptive general privacy law in the United States and may lead to similar laws being enacted in other U.S. states or at the federal level. Other states, including Colorado, Nevada, and Virginia have also implemented similar legislation.

Any data security or privacy breach and/or violation of data privacy laws such as the CCPA would have a material adverse effect on our business, prospects, revenue, results of operation and financial condition. We will be subject to laws, rules and regulations in the United States and other jurisdictions in which we operate or in which our customers reside relating to the collection, processing, storage, transfer and use of personal data. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify regulators and customers, employees and other individuals of a data security breach. Evolving compliance and operational requirements under the privacy laws, rules and regulations of jurisdictions in which we operate impose significant costs that are likely to increase over time. In addition, non-compliance could result in proceedings against us by governmental entities and/or significant fines, could negatively impact our reputation and may otherwise adversely impact our business, financial condition and operating results.

We face risks related to our insurance coverage and uninsurable risks.

Our operations will be subject to a number of risks and hazards generally, including adverse weather conditions, accidents, fires, labor disputes and changes in the regulatory environment. Such occurrences could result in damage to assets, personal injury or death, property damage, operational delays or challenges, monetary losses and possible civil or criminal liability and resulting costs, damages, fines and other adverse consequences.

Although we intend to acquire and maintain insurance to protect against certain risks and comply with certain applicable laws and regulations if and when we purchase and secure ownership of the two cannabis licenses in California, our insurance may not cover all the potential risks associated with our operations. We may also be unable to maintain insurance to cover these risks on economically feasible terms. Further, insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Uninsured or underinsured losses may cause us to incur significant costs which would have a material adverse effect upon our financial performance and results of operations.

Our reputation and ability to operate could be negatively impacted by our suppliers’ ability to produce and transport products.

We will depend on third-party suppliers to produce, provide for and timely deliver orders for the products we sell. Products manufactured or purchased from our suppliers will be resold to our customers. These suppliers could fail to produce products to our specifications or quality standards and may not deliver units on a timely basis. Any changes in our suppliers’ ability to resolve production issues, which could be caused by a variety of factors such as supply shortages which have recently arisen by COVID-19, could impact our ability to fulfill orders and could also disrupt our business due to delays in finding new suppliers.

We may face business disruption and related risks arising from the COVID-19 pandemic, which could have a material adverse effect on our business.

The sale of cannabis products by us could be materially adversely affected by the COVID-19 pandemic. We expect to be reliant upon cannabis sales at retail locations, and may not be successful in developing a material online sales presence. Retail sales declined in many industries and at various times throughout the pandemic, due in part to decreased demand caused by economic hardship and uncertainty and production challenges caused by supply shortages and the lockdowns. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, the recent “Delta” variant of the virus, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, our industry and the economy in general in light of the pandemic.

We are still assessing our business plans and the impact COVID-19 may have on our ability to commercialize cannabis licenses and products, but there can be no assurance that this analysis will enable us to avoid or mitigate part or all of any impact from the spread of COVID-19 or its consequences, including macroeconomic downturns. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which for a variety of reasons including those described above are highly uncertain and cannot be predicted at this time. If we or third parties on which we rely are unable to navigate the pervasive and evolving challenges posed by the pandemic, our prospects and results of operations could be materially adversely affected

We face an inherent risk of product liability claims as a manufacturer, processor and producer of products that are meant to be consumed by humans.

As a seller of products designed to be ingested or otherwise consumed by humans, we will face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the sale of these products involves the risk of injury to consumers including due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that the products sold by us, which will be purchased by us from third party licensed producers, caused injury, illness or death, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. Because of our business model, we expect to have limited control over the production process of the products we sell to the public. Despite our lack of manufacturing operations, we could be held liable under a product liability claim which generally imposes strict liability across all parties in the production, supply and marketing processes. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our customers and consumers generally and could have a material adverse effect on our business, results of operations and financial condition. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products.

Intellectual property on which we will rely may be difficult or impossible to protect.

We intend to rely upon certain proprietary intellectual property, including but not limited to trademarks, trade names, copyrights and trade secrets, which may be developed internally and/or licensed from third parties. Our success will depend, in part, on our ability to maintain and enhance protection for such intellectual property and proprietary information. We generally enter into confidentiality or non-disclosure agreements with our employees, consultants, and collaborators. These agreements may be breached, may not effectively assign rights to proprietary information and intellectual property to us, and may fail to adequately protect us or our intellectual property rights or proprietary information in scope or duration. In addition, our proprietary information could be independently discovered by competitors, in which case we may not be able to prevent the use of such proprietary information by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our proprietary information could be difficult, expensive, and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect such proprietary information. The failure to obtain or maintain meaningful intellectual property protection could adversely affect our competitive position.

In addition, effective future copyright and trade secret protection may be unavailable or limited and may be unenforceable. As long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance pursuant to the Controlled Substances Act, the benefit of certain federal laws and protections which may be available to most businesses, such as federal trademark protection regarding the intellectual property of a business, may not be available to us. While many states do offer the ability to protect trademarks independent of the federal government, state-registered trademarks provide a lower degree of protection than would federally registered marks. As a result, our intellectual property may never be adequately or sufficiently protected against the use or misappropriation by third parties.

Further, if intellectual property that we license from third parties is infringed, the licensor may allege that we caused the infringement and assert a claim for monetary damages, under contractual indemnification provisions or otherwise. The defense against such a claim, regardless of merit, could be costly and divert management’s attention away from operations, and an adverse outcome could materially harm our financial condition.

Our failure or inability to adequately protect proprietary information and intellectual property on which we rely, including intellectual property that we may license from third parties or otherwise obtain under contractual arrangements, could have a material adverse effect on our business, financial condition or results of operations.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could subject us to significant liabilities and other costs.

Our success will depend on our ability to use products and branding without infringing the intellectual property rights of third parties. We cannot assure that third parties will not assert intellectual property claims against us. We are subject to additional risks if entities licensing intellectual property to us do not have adequate rights to the licensed materials. If third parties assert copyright or patent infringement or violation of other intellectual property rights against us or our third party product licensors or suppliers, we may be required to defend our self in litigation or administrative proceedings, which can be both costly and time consuming and may significantly divert the efforts and resources of management personnel. Further, we may be forced to discontinue allegedly infringing product lines, processes or other operational components, which could materially adversely affect our results of operations. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, require us to pay ongoing royalties or subject us to injunctions that may prohibit the development and operation of our applications.

The products we market may be subject to product recalls, which may result in expense, legal proceedings, regulatory action, loss of sales and reputation, and management attention.

Despite quality control procedures, products designed for human consumption are sometimes subject to the recall or return for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of the products we market, which will likely be purchased by us from a third party licensed producers in most cases, are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin, if at all. In addition, a product recall may require significant attention from management. Particularly given our anticipated reliance on third party licensors and manufacturers to provide us with the products we will sell, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of the brands we use becomes subject to recall, the image of that brand and the Company could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition. Additionally, product recalls may lead to increased scrutiny of our operations by the FDA, or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

Synthetic products from the pharmaceutical industry may compete with cannabis use and products.

The pharmaceutical industry may attempt to dominate the cannabis industry, and in particular, legal cannabis, through the development and distribution of synthetic products which emulate the effects and treatment of organic cannabis. If they are successful, the widespread popularity of such synthetic products could change the demand, volume and profitability of the cannabis industry. This could adversely affect our ability to generate material revenue or secure long-term profitability and success through the operation of cannabis licenses and the sale of cannabis products, which could have a material adverse effect on our anticipated business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation	S-1	11/1/2013	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation	8-K	6/1/2018	3.1
3.1(b)	Certificate of Amendment – reverse stock split	8-K	11/19/2019	3.2
3.1(c)	Certificate of Amendment to Articles of Incorporation – name change	8-K	2/18/2020	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation	8-K	5/19/2021	3.1
3.2	Bylaws	S-1	11/1/2013	3.2
3.2(a)	Amendment to Bylaws	8-K	8/19/2015	3.3
10.1	Employment Agreement between the Company and Richard Horgan dated August 1, 2020*	8-K	8/6/2020	10.1
10.2	Revolving Promissory Note dated August 1, 2020+	10-Q	12/4/2020	10.2
10.3	Consulting Agreement between Norr LLC and Brian McKinley dated March 22, 2021	10-Q	4/30/2021	10.3
10.4	Consulting Agreement between Norr LLC and Alex Souetre dated March 22, 2021	10-Q	4/30/2021	10.4
10.5	Stock Purchase Agreement dated September 14, 2021+	8-K	9/20/2021	10.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed

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

FORTIUM HOLDINGS CORP.

Dated: November 3, 2021	By:	/s/ Richard Horgan
Richard Horgan
Chief Executive Officer (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

