Form 10-K
period 2021-12-31
Fortium Holdings Corp.
filed 2022-03-15
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-192060

Fortium Holdings Corp.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-3797537
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

609 W. Dickson St., Suite 102 G, Fayetteville, AR	72701
Address of Principal Executive Offices	Zip Code

(800) 203-5610

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,717,917 based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

The number of shares outstanding of the registrant’s classes of common stock, as of March 10, 2022 was 8,400,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS.

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “registrant,” and “Company” refer to Banner Energy Services Corp., a Nevada corporation.

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our entrance into the cannabis industry through the operation of cannabis distribution licenses, the anticipated acquisition of Treehouse Company, Inc. and our ability to pay the full purchase price and obtain regulatory approval for the transfer of licenses, our planned operations under our Joint Venture Agreement with 7Seeds Inc., and Firebreak Associates, Inc. and our ability to use the license thereunder to establish and operate cannabis retail stores at one or more locations, our ability to develop and grow our sporting goods and apparel business or generate revenue therefrom, our working capital needs, potential financings through the sale of our common stock or other securities, the subsequent use and sufficiency of the proceeds from any capital raising methods we may undertake to fund our operations, our further development and implementation of our business plan and our ability to locate sources of capital necessary to meet our business needs and objectives. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. Investors should carefully consider the risks described below concerning our planned cannabis operations, in addition to the risks described under “Item 1A – “Risk Factors,” before deciding to invest in our securities.

Set forth below is a summary of some of the principal risks we face with respect to our business:

●	Our ability to continue as a going concern is in doubt unless we obtain adequate new debt or equity financing and achieve sufficient sales levels;

●	We are a new participant in the cannabis industry and the sporting goods industry, and we may be unsuccessful in completing the necessary transactions or obtaining the requisite acquisitions or licenses and permits needed to operate as planned.

●	Because of our lack of operating history and the relative infancy of the cannabis industry, investors may be unable to evaluate our prospects or an investment in us.

●	We intend to focus our operations on a small number of industries, with a present intent to focus on cannabis operations, and the lack of diversification exposes us to risk, particularly given the regulatory uncertainty in that industry.

●	Our management lacks experience operating a cannabis business, and we will need to attract, hire and compensate qualified personnel to meet our business objectives.

●	We face intense competition in a relatively new and rapidly evolving industry from larger competitors with longer operating histories, greater access to capital and human resources and vertically integrated cannabis operations, as well as smaller unregulated market participants.

●	Cannabis remains illegal under U.S. federal law which preempts more permissive state and local laws to the extent federal laws are enforced, and legislation, regulation and enforcement policies of cannabis could change in manners adverse to us and the industry.

●	We may be subject to action by the U.S. federal government through a number of agencies for participation in the cannabis industry, including the FDA, DEA, ATF and IRS.

●	U.S. state and local regulation of cannabis is robust, uncertain and constantly evolving, and uniform compliance across jurisdictions may be difficult or impossible to achieve.

●	State regulatory agencies may require us to post bonds or significant fees to operate.

●	We will be subject to limitations, challenges and associated costs imposed by state and local governments on the ownership, operation and maintenance of cannabis licenses.

●	Because cannabis is illegal under U.S. federal law, we may be unable to access to certain benefits available to non-cannabis companies, such as access to financial institutions and federal tax exemptions.

●	Because our contracts will involve cannabis and related activities, which are not legal under U.S. federal law, we may face difficulties in enforcing our contracts.

●	We may be subject to varying restrictions on marketing the cannabis products we attempt to sell in varying state and local jurisdictions.

●	The results of future clinical research and scientific articles may be unfavorable to cannabis products, which may have a material, adverse effect on the demand for our products.

●	Inconsistent public opinion and perception of cannabis could hinder market growth and state adoption of permissive laws regulating its use.

●	If our operations are found to be in violation of applicable anti-money laundering laws and our revenues or proceeds are viewed as proceeds of crime, we may be unable to effect distributions or reinvest amounts we receive into our business.

●	We anticipate requiring additional financing to operate and expand our cannabis business, and we may face difficulties acquiring additional financing on favorable terms, or at all, and any financing we undertake could substantially dilute our existing investors or otherwise have an adverse impact on their holdings.

●	Disparate state-by-state regulatory landscapes may require us to implement operational, transactional or corporate structures that expose us to revenue-related and other risks.

●	The success of our business will depend, in part, on our ability to successfully acquire complementary cannabis businesses and assets, integrate acquired businesses and navigate other risks inherent in acquisitions in the cannabis industry and in general.

●	We will face security risks related to our planned cannabis dispensaries and operations, including with respect to both physical locations and information technology with respect to data privacy and security and related laws and regulations.

●	We face exposure to fraudulent or illegal activity by employees, contractors, consultants, and agents, which may subject us to investigations and actions.

●	We face risks related to the novelty of the cannabis industry, and the resulting lack of information regarding comparable businesses, unanticipated expenses, difficulties and delays, and the offering of new products in a relatively untested market.

●	We will be dependent on obtaining, developing and sustaining an attractive product line and brand portfolio, and we may be unsuccessful in doing so on economically feasible terms or at all.

●	We face risks related to our need for adequate insurance coverage and the possibility for uninsured or underinsured losses.

●	Our ability to operate as intended will be dependent upon third party suppliers, and may be negatively impacted by or our suppliers’ inability to produce and ship products at the necessary quality levels or within prescribed timeframes.

●	We are subject to risks and uncertainties posed by the COVID-19 pandemic, including due to reduced demand, economic hardship and our expected focus on retail cannabis sales.

●	We may be subject to product liability or intellectual property which may be costly and/or divert management’s time and attention from important operational matters.

●	Our intellectual property rights may be difficult to protect.

●	Our products may be subject to product recalls, which may result in expenses, legal proceedings, regulatory action, loss of sales, reputational harm, and diversion of management’s attention.

●	Synthetic products from the pharmaceutical industry may compete with cannabis use and products.

●	Due to factors beyond our control, our stock price may be volatile.

●	Trading in our common stock is limited, and sales of our common stock may dilute our current investors’ holdings and/or depress our stock price.

●	Future issuances of our common stock, which we may effect to raise capital or for other reasons, could dilute the interests of our existing shareholders.

These and other material risks we face are described more fully in Item 1A. – Risk Factors, which investors should carefully review prior to making an investment decision with respect to the Company or its securities.

Description of Business

The terms “we,” “us,” “our,” “registrant,” “Fortium Holdings”, and the “Company” refer to Fortium Holdings Corp. (formerly Banner Energy Services, Corp. “Banner Energy”)), a Nevada corporation. Set forth below is an overview of the Company’s corporate history and business development. Because of our focus on our new cannabis business, much of the following discussion, including regarding the competitive and regulatory environment we face, is focused on that business and the cannabis industry.

On November 18, 2019, the Company merged with Banner Midstream Corp., a Delaware corporation (“Banner Midstream”). Banner Midstream then had two operating subsidiaries: Pinnacle Frac Transport LLC, a Texas limited liability company (“Pinnacle Frac”) and Capstone Equipment Leasing LLC, a Texas limited liability company (“Capstone”) as of November 18, 2019.

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

As a result of the Banner Purchase Agreement, the Company did not have any operating subsidiaries from March 28, 2020 until March 18, 2021, when the Company formed Norr LLC (“Norr”), a Nevada limited liability company and wholly-owned subsidiary of the Company, and commenced operations as a sports equipment and apparel manufacturer and retailer. Prior to organization of Norr, the Company’s Chief Executive Officer had explored this business opportunity and commenced preparation of a business plan for the business. On March 23, 2021, the Company engaged the services of two consultants and entered into consulting agreements through Norr pursuant to which each consultant provides services to Norr which were subsequently replaced in December 2021 when we also added a third independent contractor to assist in our Norr business. The terms of these services and compensation are more fully described below.

On September 9, 2021, the Company formed Elysian Premium Corp., a Colorado corporation (“Elysian”). On September 14, 2021, Elysian entered into a Stock Purchase Agreement (“SPA”) with Treehouse Company, Inc. (“Treehouse”), and its sole shareholder Alex Gosselin (the “Seller”) pursuant to which Elysian agreed to purchase 80% of the capital stock of Treehouse from the Seller for $200,000. Treehouse’s key assets consist of two licenses for commercial cannabis distribution in the State of California, license numbers C11-0000999 and C9-0000379. The acquisition of Treehouse will close upon delivery of the $200,000 purchase price to the escrow agent to be held until release upon receipt of the requisite regulatory approval for the transaction. As of March 9, 2022, the acquisition has not closed.

Simultaneously with the SPA, Elysian and the Seller entered into a Memorandum of Understanding with Treehouse pursuant to which the parties agreed that Elysian will purchase the remaining 20% of the capital stock of Treehouse for an additional $200,000 and enter into a second Stock Purchase Agreement on substantially similar terms to the SPA in connection therewith, subject to state and local regulatory clearance of the transfer of ownership of the two cannabis licenses owned by Treehouse. The SPA provides that if required state and local regulatory clearance is not obtained, the SPA will terminate, Elysian will return the Treehouse capital stock to the Seller and the Seller will return the $200,000 purchase price to Elysian.

On December 2, 2021, Elysian, the Company, 7Seeds Inc. (“7Seeds”), and Firebreak Associates, Inc. (“Firebreak”) (collectively, the “Parties”) entered into a joint venture agreement (the “JVA”). Pursuant to the JVA, 7Seeds, Firebreak and Elysian agreed to cooperate in the opening and operation of cannabis distribution facilities as follows: (i) 7Seeds agreed to provide consulting services to Elysian for an initial term of 36 months, including identifying locations to open new commercial cannabis businesses, including without limitation dispensaries, delivery stores, and other businesses engaging in cannabis related activities (the “Elysian Stores”), securing proper state and local licensure, planning commercial cannabis business operations at those locations in exchange for the compensation described below, and (ii) Firebreak, as the owner of certain trademarks and service marks (the “CannaBlue Marks”), licensed the CannaBlue Marks to Elysian for an initial term of five years, pursuant to which Elysian obtained the option to open the Elysian Stores under the name “CannaBlue” and making use of the CannaBlue Marks. The Elysian Stores will be owned and operated entirely by Elysian or its affiliates. The license for the CannaBlue Marks under the JVA is for use in connection with retail Elysian Stores and related activities in the United States, subject to the following exceptions: (i) a 99-mile radius from each of Oakland, CA and South Lake Tahoe, CA are excluded from the permitted territory in which Elysian may use the license; (ii) the license excludes the use of CannaBlue Marks for online stores and related activities from the permitted uses, and (iii) the license to use the Cannablue marks is non-exclusive with respect to (A) the online promotion, advertising, and sales of products bearing the Cannablue Marks; and (B) the sale and distribution of Firebreak’s private label products by licensed cannabis distributors.

In exchange for the license, Elysian has agreed to pay Firebreak a $5,000 annual license fee, and a quarterly royalty fee equal to the greater of 6% of gross sales or $5,000 for each Cannablue-branded Elysian Store that did not directly result from the consulting services of 7Seeds. In exchange for the consulting services, Elysian has agreed to pay 7Seeds a monthly fee beginning at $5,000 to be incrementally increased up to $15,000 during the initial term of the services. Further, for each Elysian Store for which 7Seeds directly assists in obtaining a cannabis license (exclusive of California license numbers C11-0000999 and C9-0000379), Elysian has agreed to pay 7Seeds a one-time issuance of $50,000 in shares of Fortium’s common stock and a quarterly royalty fee of 6% of gross sales.

In December 2021, Norr entered into a term sheet for an Advisory Agreement with three individual contractors. The Advisory Agreements, were effective upon the signing of the definitive documents on January 24, 2022 and are for a period of five years. If any advisor voluntarily or involuntarily terminates his services, his agreement will automatically terminate. All advisors will be paid $1,000 per month for the first eighteen months immediately following execution of the Advisory Agreement. In addition to the cash compensation, the Company shall compensate the advisors who have not terminated their relationship with Norr based on the following events (amounts have been aggregated among the advisors):

(a)	Upon the first $1 of revenue generated within Norr, the advisors will vest in 5% ownership of Norr;
(b)	Upon the first $100,000 of revenue generated within Norr, the advisors will vest in an additional 5% ownership of Norr;
(c)	Upon the first $250,000 of revenue generated within Norr, the advisors will vest in an additional 5% ownership of Norr;
(d)	Upon the first $500,000 of revenue generated within Norr, the advisors will vest in an additional 5% ownership of Norr;
(e)	Upon the first $1,000,000 of revenue generated within Norr, the advisors will vest in an additional 5% ownership of Norr;
(f)	Upon the first $1,000,000 of net operating free cash flow generated within Norr, the advisors will vest in $200,000 of common stock in the Company; and
(g)	Upon the first $2,500,000 of net operating free cash flow generated within Norr, the advisors will vest in an additional $300,000 of common stock in the Company; and
(h)	Upon the first $5,000,000 of net operating free cash flow generated within Norr, the advisors will vest in an additional $400,000 of common stock in the Company.

The maximum ownership the advisors may collectively in Norr shall be 25%.

In addition, the advisors may receive shares of Fortium common stock based on meeting enumerated net operating free cash flow thresholds ranging from $1,000,000 to $5,000,000, for a total potential Fortium equity compensation to these advisors of up to $900,000 of shares of Fortium common stock.

On March 8, 2022, the Company entered into a stock purchase agreement whereby the Company paid a non-refundable $50,000 purchase price to Firebreak Associates, Inc. in exchange for a total of 5% equity in any of the corporations that Firebreak Associates, Inc. controls if they are selected through the State of California’s retail cannabis license lottery process in Encinitas, California.

The Company is subject to a number of risks, including the need to develop the Elysian and Norr businesses and/or acquire and successfully operate a new business, the risk of our need for additional capital and potentially attempting to raise such capital through equity and/or debt financings. See Part II, Item 1A, herein and Item 1A “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed February 4, 2021.

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

Competition and Market Conditions

We will face substantial competition in our efforts to grow our operations, particularly as we shift our focus towards the retail sale of cannabis products. The cannabis retail industry is fiercely competitive, as a growing number of companies, including many larger, well-capitalized cannabis retail companies, have entered the market in an attempt to capitalize on more lenient government restrictions in the United States compared to prior periods. We also face competition from companies which offer a broader range of products than we intend to market in our cannabis operations, such as tobacco, alcohol, cosmetic products and wellness products. Among the barriers to entry is the requirement to be licensed in state and local jurisdictions. To this end, we are in the process of acquiring two commercial cannabis licenses in California.

Numerous other factors are expected to be critical to our ability to be competitive in this endeavor, including product quality and prices, brand strength, production and distribution capabilities and geographic scope of operations and market presence. Additionally, market conditions can shift demand for cannabis products, such as competitive pricing, the effects of inflation, regulatory changes and economic or geopolitical turmoil. In the short-term we intend to focus our commercial cannabis efforts in a single state, California, which may render us at a relative competitive disadvantage when compared to other cannabis retail companies whose operations expand into a larger geographic territory for a number of reasons including longer operating histories, greater access to capital, industry relationships, brand recognition and others. In addition, many competitors are able to commercialize their cannabis products through online sales, which we will not be able to do using the Cannablue Marks due to restrictions in the JVA that provides for the license. Additionally, many of our competitors are more vertically integrated, including some with “seed-to-sale” operations in which they cultivate, produce, sell or distribute their cannabis or cannabis-related products entirely or mostly in-house or by using a well-structured network of interrelated parties, which allows them to enjoy reduced operational costs and a higher volume of sales than is anticipated for our planned cannabis operations. Alternatively, we expect to depend on third parties to obtain products to sell at our stores, and on the development and maintenance of key business and industry relationships in order to execute our business plan, including opening new stores and potentially expanding to new regions in the future.

With respect to our Norr operations, we face competition from larger competitors with longer operating histories, greater access to capital and human resources and vertically integrated sporting goods operations, including many larger retail and online companies which offer a broader range of sporting and athletic gear and apparel than our Norr product offerings. We also face competition from smaller online and retail businesses which offer similar products to ours. Because of these competitive conditions and our limited capital, we currently focus on online sales for our Norr products.

Government Regulation

Below is a discussion of the federal and state-level regulatory regimes in the jurisdictions where the Company is currently operating through its subsidiaries.

U.S. Federal Regulation of Cannabis

The U.S. federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I controlled substance. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. Schedule I controlled substances are federally illegal and the manufacturing, sale and use of cannabis is a violation of federal law.

Due to the conflicting views between state legislatures and the federal government regarding cannabis, cannabis businesses are subject to inconsistent laws and regulations. The Obama Administration attempted to address these inconsistencies in the Cole Memorandum that Deputy Attorney General James Cole sent to all U.S. Attorneys in August 2013, which outlined certain priorities for the Department of Justice relating to the prosecution of cannabis offenses. The Cole Memorandum noted that, in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis, conduct in compliance with such laws and regulations was not a prosecution or enforcement priority for the Department of Justice. However, the Department of Justice did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memorandum. However, on January 4, 2018, then U.S. Attorney General Jeff Sessions issued a new memorandum which rescinded the Cole Memorandum, largely restoring the uncertainty as to potential federal regulatory enforcement on the cannabis industry.

While there have been efforts to reform federal cannabis law, including bills proposed in Congress which would address multiple issues regarding the cannabis industry, from banking and tax reform to full legalization, as of the date of this Report, none have been passed into law. Therefore, as of the date of this Report, cannabis remains illegal under federal law, although federal enforcement policies have largely deferred to state regulations which are discussed below.

State Cannabis Law

State laws that permit and regulate the production, distribution and use of cannabis for medicinal and adult use are in direct conflict with federal law. Although certain states and territories of the U.S. authorize medical and/or adult use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation and transfer of cannabis and any related drug paraphernalia are criminal acts under the Controlled Substances Act. Although the Company plans to only engage in cannabis-related activities that are compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may not absolve us of liability or enforcement actions under U.S. federal law, nor may it provide a defense to any proceeding that may be brought against the Company.

California

Our initial cannabis operations are planned to commence in California, subject to satisfaction of closing and post-closing conditions including the receipt of the required regulatory approval of our acquisition of Treehouse and its two licenses. In September 2015, the California legislature passed three bills collectively known as the Medical Cannabis Regulation and Safety Act (“MCRSA”). The MCRSA established a licensing and regulatory framework for medical marijuana businesses in California. In 2016, voters in California passed Proposition 64, the Adult Use of Marijuana Act (“AUMA”) creating an adult use marijuana program for adults 21 years of age or older. Senate Bill No. 94, known as Medicinal and Adult Use Cannabis Regulation and Safety Act (“MAUCRSA”) in June 2017, essentially combining the AUMA with the MCRSA to provide a single set of regulations to govern a medical and adult use licensing. MAUCRSA went into effect on January 1, 2018.

In order to legally operate a medicinal or adult use cannabis business in California, the operator must have both a local and state license. This requires license holders to operate in cities with cannabis licensing programs. Municipalities in California are allowed to determine the number of licenses they will issue to cannabis operators or can choose to ban cannabis businesses outright.

There are three principal license categories in California: (1) cultivation, (2) processing and (3) retailer. Each of the two Treehouse licenses are retailer licenses, which permit the sale of cannabis and cannabis products to both medical patients and adult use customers. Only certified physicians may provide medicinal marijuana recommendations. An adult use retailer license permits the sale of cannabis and cannabis products to any adult 21 years of age or older.

We intend to follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by California.

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

Risks Related to our Planned Operations in the Cannabis Industry

We currently have a SPA to acquire two cannabis licenses, and the closing of this transaction and the subsequent use thereof are subject to contractual and regulatory contingencies over which we have little to no control.

As of March 10, 2022, the Company’s acquisition of a majority of the ownership interest of Treehouse has not closed. We will need to acquire ownership of Treehouse in order to commence our initial cannabis retail operations in California. Treehouse’s main assets consist of two cannabis licenses. The initial purchase agreement, which contemplates the acquisition of an 80% ownership interest in Treehouse, requires that we pay $200,000. We will also need to pay an additional $200,000 to obtain the remaining 20% Treehouse ownership under a subsequent purchase agreement if it is executed. Since we have sold the remaining Ecoark common stock we previously held, we will need to raise additional capital to complete these transactions. We have also committed to substantial financial obligations under our JVA with 7Seeds and Firebreak in order to capitalize on the Treehouse acquisition through Elysian Stores using the Cannablue Marks, which will be dependent on the acquisition closing and receiving the regulatory approval. Also by virtue of the JVA, we will be highly dependent on 7Seeds to establish and expand our market presence and on Firebreak for branding, and the JVA precludes us from selling cannabis products online using the CannaBlue Marks. Further, the purchase of the licenses under the Treehouse SPA is conditioned upon Elysian and Treehouse obtaining the required regulatory approval for the transfer of the licenses from each of the California Department of Cannabis Control and the City of Oakland, which we may be unable to obtain. There can therefore be no assurance that the transaction will close or that we will be successful on capitalizing on the licenses if we do obtain them, in which case our planned cannabis operations and prospects will be materially adversely affected and you could lose all or part of your investment.

We lack an operating history in the commercial cannabis space, and our proposed business is subject to a number of significant risks and uncertainties which affect its future viability.

As of March 10, 2022, we have invested and agreed to invest amounts exceeding the current value of our assets towards the development of our future cannabis business. That business, Elysian, has been formed and we have entered into a SPA to acquire two cannabis licenses in California and a separate JVA to use those licenses, but has not commenced material operations. If we are able to proceed, we must acquire a lease or purchase land for our first cannabis dispensary in California, as well as hire qualified personnel and implement information technology and infrastructure to track inventory and sales and develop online sales capabilities. We also expect to incur significant expenditures to obtain intellectual property rights and enter into other arrangements to develop our brand, stores and marketing. These plans will require additional capital that will have a dilutive effect on our shareholders and could have a depressive effect on our stock price. Among the risks and uncertainties are:

●	Our team has no experience in commercial cannabis operations, and we will need to hire qualified personnel to further our growth strategy in the cannabis industry;
●	We have yet to acquire the requisite licenses for our planned cannabis business;
●	If the pending acquisition of cannabis licenses closes, we will initially only be legally permitted to sell in one jurisdiction, California, which will limit our prospects and expose us to the risk of lack of market diversification;
●	Because our initial operations will be limited to retail sales as envisioned under the JVA, we will be highly dependent upon third parties, particularly 7Seeds and Firebreak as well as other third party to manufacture or provide private labelling for us to sell cannabis products and generate revenue, and we may be unable to procure such sources on favorable terms or at all;
●	We will have minimal control over the third parties we hire or collaborate with, which exposes us to liability risk;
●	There are a growing number of well capitalized, vertically integrated cannabis businesses, and the competition within the industry is intense;

If any if these risks come to fruition, or if we are unable to overcome the challenges they may pose, our ability to generate revenue and as a result our financial condition would be materially adversely affected.

We require additional financing to commence and expand operations as intended, and we may face difficulties acquiring financing on terms acceptable to us or at all.

We will need additional capital to establish and grow our planned cannabis operations and will need to seek further financing to do so. To this end, as of March 1, 2022 we have sold the remaining Ecoark common stock we held with the intention of using some or all of the proceeds to complete the Treehouse SPA, which when combined with our commitments under the JVA and advisors’ compensation for Norr, necessitates us locating additional capital to fund our current and planned operations. If we fail to raise additional capital as and when needed, our ability to implement our business could be compromised. To date, our efforts to enter the cannabis industry have been limited to executing an agreement to acquire two cannabis licenses which if closed would enable us to sell cannabis products in California. However, we require additional capital to fund the acquisition, which will be for a total purchase price of $400,000, and for working capital purposes, including operational expenses such as obtaining licenses, compensating employees and service providers to assist in sales, compliance and other matters, and capital expenditures and infrastructure including obtaining rights and inventory in cannabis products to sell. Management estimates needing at least $10 million to fund our planned expenditures and operations over the next 12 months.

The terms of securities we issue in future capital raising transactions may be more favorable to new investors, and may include liquidation preferences, superior voting rights or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. Any additional capital raised through the sale of equity securities will likely dilute the ownership percentage of our shareholders and could have a depressive effect on our stock price. Additionally, any debt securities we issue would likely create a liquidation preference superior that of our current investors and, if convertible into shares of common stock, would also pose the risk of dilution. If we fail to obtain the necessary financing when needed, on favorable terms or at all, we may be forced to discontinue operations, and your investment could become worthless. Further, if the securities we issue are dilutive or otherwise negatively impact existing investors’ rights, our business and prospects, and/or your investment in us could be materially harmed.

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

As described above, to date the cannabis industry has been primarily regulated at the state and local levels of government. While we intend to initially only operate in California and to comply with all applicable state and local laws in any jurisdiction in which we operate, there can be no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Further, state and local cannabis laws and regulations are subject to preemption by related federal laws and regulations, such that if the federal government enforces its laws, compliance state and local laws will not protect us from criminal claims and liability. Therefore, if the federal government begins to enforce federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing state laws are repealed or curtailed, our business or operations in those states or under those laws would be materially and adversely affected. Federal actions against any individual or entity engaged in the cannabis industry or a substantial repeal of favorable cannabis-related legislation could materially adversely affect us, our business and our assets or investments.

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

Cannabis remains a Schedule I controlled substance under U.S. federal law. If the federal government reclassifies cannabis to a Schedule II controlled substance, it is possible that the U.S. Food and Drug Administration (the “FDA”) would seek to regulate cannabis under the Food, Drug and Cosmetics Act of 1938 (the “FDCA”). The FDA is responsible for ensuring public health and safety through regulation of food, drugs, supplements and cosmetics, among other products, through its enforcement authority pursuant to the FDCA. FDA’s responsibilities include regulating the ingredients as well as the marketing and labeling of drugs sold in interstate commerce. Because cannabis is federally illegal to produce and sell, and because it has no federally recognized medical uses, the FDA has historically deferred enforcement related to cannabis to the DEA; however, the FDA has enforced the FDCA with regard to industrial hemp-derived products, especially cannabidiol, or CBD, derived from industrial hemp sold outside of state-regulated cannabis businesses. The FDA has recently affirmed its authority to regulate CBD derived from both cannabis and industrial hemp, and its intention to develop a framework for regulating the production and sale of CBD derived from industrial hemp. It is also possible that the federal government could seek to regulate cannabis under the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”). The ATF may issue rules and regulations related to the use, transporting, sale and advertising of cannabis or cannabis products. Any such developments could materially adversely affect us, either directly or by negatively impacting third parties on whom we rely to operate.

Cannabis businesses are subject to enhanced anti-money laundering laws and regulations and have restricted access to banking and other financial services.

The Company and its subsidiaries will be subject to a variety of laws and regulations in the U.S. that involve money laundering, financial record-keeping and proceeds of crime, including the Bank Secrecy Act and the rules and regulations thereunder, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S. Further, under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy.

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

Research regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids such as CBD and tetrahydrocannabinol, or THC remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids. Future research and clinical trials may prove positive assumptions regarding the use of cannabis to be incorrect, or could raise concerns regarding the safety or utility of cannabis use or of adverse health effects. Further, the cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis that is produced. Consumer sentiment can be significantly influenced by scientific research or findings regarding the consumption of cannabis products. If scientific research or findings contain negative conclusions or medical opinions regarding the benefits, viability, safety, efficacy, dosing, or other facts related to cannabis, it could therefore have a material adverse effect on the demand for our products, and in turn on our business, prospects, results of operation and financial condition.

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

The sale of cannabis products by us could be materially adversely affected by the COVID-19 pandemic. We expect to be reliant upon cannabis sales at retail locations, and may not be successful in developing a material online sales presence. Retail sales declined in many industries and at various times throughout the pandemic, due in part to decreased demand caused by economic hardship and uncertainty and production challenges caused by supply shortages and the lockdowns. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, the recent “Omicron” variant of the virus, potential new variants of the virus, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, our industry and the economy in general in light of the pandemic.

We are still assessing our business plans and the impact COVID-19 may have on our ability to commercialize cannabis licenses and products, but there can be no assurance that this analysis will enable us to avoid or mitigate part or all of any impact from the spread of COVID-19 or its consequences, including macroeconomic downturns. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which for a variety of reasons including those described above are highly uncertain and cannot be predicted at this time. If we or third parties on which we rely are unable to navigate the pervasive and evolving challenges posed by the pandemic, our prospects and results of operations could be materially adversely affected.

Because of the Russian invasion of Ukraine, the effect on the capital markets and the economy is uncertain, and as a result we may have to deal with a recessionary economy and economic uncertainty including possible adverse effects upon our ability to raise capital as and when needed.

As a result of the Russian invasion of Ukraine, certain events are beginning to effect the global and U.S. economy including increased inflation, substantial increases in the prices of oil and gas, large Western companies ceasing to do business in Russia and uncertain capital markets with declines in leading market indexes. The duration of this war and its impact are at best uncertain. Ultimately the economy may turn into a recession with uncertain and potentially severe impacts upon public companies and us, including our ability to raise capital. We cannot predict how this will affect our operations or the industries in which we operate, however any such impact may be material and adverse.

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

Risks Relating to Our Company and Financial Condition

Our ability to continue as a going concern is in doubt unless we obtain adequate new debt or equity financing and achieve sufficient sales levels.

As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and negative cash flows that raise substantial doubt about the Company’s ability to continue as a going concern. Our continued existence is dependent upon generating sufficient working capital and obtaining adequate new debt or equity financing. These factors raise substantial doubt about our ability to continue as a going concern for a period of 12 months. Management cannot provide assurance that we will ultimately achieve or maintain profitable operations or become cash flow positive or raise debt and/or equity capital to continue and grow our operations. Because of our continuing losses, without improvements in our cash flow from operations or new financing, we may have to continue to restrict our expenditures. Management estimates needing at least $10 million to fund our planned expenditures and operations over the next 12 months. Working capital limitations may impinge on our day-to-day operations, which may contribute to continued operating losses. If any of the foregoing should happen, our shareholders could lose some or all of their investment.

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

We have now sold all of the shares of Ecoark common stock previously held by us, and will require additional capital to implement our business plan, including opening Elysian Stores as planned as well as growing our Norr operations. We may not be able to obtain additional capital when required. Future business development activities, as well as administrative expenses such as salaries, insurance, general overhead, legal and compliance expenses and accounting expenses will require a substantial amount of additional capital.

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

There is currently a limited market for our common stock, and there can be no guarantee that an active market for our common stock will develop, even if we are successful in consummating a business combination. Further, even if an active market for our common stock develops, it will likely be subject to by significant price volatility when compared to more seasoned issuers. We expect that the price of our common stock will continue to be more volatile than more seasoned issuers for the foreseeable future. Fluctuations in the price of our common stock can be based on various factors in addition to those otherwise described in this Report, including:

●	Developments within our industries such as any failure to close or obtain regulatory approval for the Treehouse acquisition, the opening of new stores or regulatory developments;

●	The operating performance of any business we acquire, including any failure to achieve material revenues therefrom;

●	The performance of our competitors in the marketplace, both pre- and post-combination;

●	Large-scale events such as geopolitical turmoil or inflation;

●	The public’s reaction to our press releases, SEC filings, website content and other public announcements and information;

●	Changes in earnings estimates of any business that we acquire or recommendations by any research analysts who may follow us or other companies in the industry of a business that we acquire;

●	Variations in general economic conditions, including as may be caused by uncontrollable events such as the COVID-19 pandemic and the resulting decline in the economy;

●	The public disclosure of the terms of any financing or other transaction we disclose in the future;

●	The number of shares of our common stock that are publicly traded in the future;

●	Actions of our existing shareholders, including sales of common stock by our directors and executive officers or by significant investors; and

●	The employment or termination of key personnel.

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

Our common stock trades on the OTC Pink Market, the successor to the pink sheets. The OTC Pink Market generally is illiquid and most stocks traded there are of companies that are not required to file reports with the SEC under the Securities Exchange Act of 1934. While we voluntarily file Forms 10-Q and 10-K with the SEC, we are a voluntary filer and not required to file reports with the SEC. Our common stock itself infrequently trades. For example, on December 31, 2021, our common stock price closed at $1.00 with 33 shares traded. Yahoo Finance reported that the average daily volume was 1,841 shares as of February 28, 2022. Accordingly, any sales may depress the trading price.

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

The Rule changes could harm the liquidity and/or market price of our common stock by either preventing our shares from being quoted or driving up our costs of compliance. Because we are a voluntary filer under Section 15(d) of the Exchange Act and not a public reporting company, the practical impact of these changes is to require us to maintain a level of periodic disclosure we are not presently required to maintain, which would cause us to incur material additional expenses. Further, if we cannot or do not provide or maintain current public information about our company, our shareholders may face difficulties in selling their shares of our common stock at desired prices, quantities or times, or at all, as a result of the amendments to the Rule.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is not listed on any securities exchange, and is quoted on the OTC Pink Market under the symbol “FRTM.” Because our common stock is not listed on a securities exchange and its quotations on OTC Pink are limited and sporadic, there is currently no established public trading market for our common stock.

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2021 and 2020. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2021:
First Quarter	$0.66	$0.303
Second Quarter	$1.32	$0.3801
Third Quarter	$0.65	$0.411
Fourth Quarter	$2.95	$0.42

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2020:
First Quarter	$1.80	$0.51
Second Quarter	$2.50	$0.20
Third Quarter	$1.50	$0.51
Fourth Quarter	$1.25	$0.26

Holders

As of March 10, 2022, there were 133 shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is VStock Transfer, LLC, whose address is 18 Lafayette Place, Woodmere, New York 11598, and whose telephone number is (212) 828-8436.

Dividend Policy

The Company has never paid cash dividends on its common stock, and currently intends to retain all our cash and any earnings for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends on our common stock will be at the discretion of the Board and will be dependent upon our consolidated financial condition, results of operations, capital requirements and/or such other factors as the Board deems relevant.

Unregistered Sales of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

On March 18, 2021, prior to the expiration of its exemption from the Investment Company Act of 1940, the Company formed Norr as its wholly owned subsidiary through which the Company commenced its operations as an early-stage manufacturer and retailer of sporting goods and apparel. Norr’s present focus is on online sales but may seek to expand to physical locations in the future, either directly or as a wholesale distributor. On May 18, 2021, the Company changed its name to “Fortium Holdings Corp.”

In September 2021, the Company formed Elysian Premium Corp., a Colorado corporation (“Elysian”) in order to enter into the cannabis industry. On September 14, 2021, the Company and Elysian entered into a Stock Purchase Agreement (“SPA”) with Treehouse Company, Inc. (“Treehouse”), and its sole shareholder Alex Gosselin (the “Seller”) pursuant to which Elysian agreed to purchase 80% of the capital stock of Treehouse from the Seller for $200,000. Treehouse’s key assets consist of two licenses for commercial cannabis distribution in the State of California. The acquisition of Treehouse will close upon the delivery of the $200,000 purchase price into escrow to be held until release upon receipt of the requisite regulatory approvals. As of March 10, 2022, the acquisition has not closed. The anticipated Treehouse acquisition is currently pending application for regulatory approval, the receipt of which is a post-closing condition, and should we and the Seller fail to obtain the requisite approval from state and local authorities to the transfer of the two Treehouse licenses to Elysian, the SPA will terminate, the transaction will be reversed, Elysian will return the Treehouse capital stock to the Seller and the Seller will return the $200,000 purchase price to Elysian.

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

In December 2021, Elysian, the Company, 7Seeds, and Firebreak entered into the JVA pursuant to which the parties agreed to cooperate in the opening and operation of cannabis distribution facilities with (i) 7Seeds agreeing to provide consulting services to Elysian for an initial term of 36 months in connection with the Elysian Stores, and (ii) Firebreak agreeing to grant Elysian an exclusive license to use the CannaBlue Marks with respect to such Elysian Stores, subject to certain exceptions and limitations for an initial term of five years. In exchange for the license Elysian has agreed to pay Firebreak a $5,000 annual license fee, and a quarterly royalty fee equal to the greater of 6% of gross sales or $5,000 for each Cannablue-branded Elysian Store that did not directly result from the consulting services of 7Seeds. In exchange for the consulting services, Elysian has agreed to pay 7Seeds a monthly fee beginning at $5,000 to incrementally increase to up to $15,000 during the initial term of the services. Further, for each Elysian Store for which 7Seeds directly assists in obtaining a cannabis license (exclusive of California license numbers C11-0000999 and C9-0000379), Elysian has agreed to pay 7Seeds a one-time issuance of $50,000 of shares of Fortium common stock and a quarterly royalty fee of 6% of gross sales.

In December 2021, Norr entered into five-year Advisory Agreements with three independent contractors pursuant to which Norr agreed to pay each advisor $1,000 per month for the first eighteen months immediately following execution of the Advisory Agreement. In addition to the cash compensation, the Company agreed to pay equity compensation in the form of equity in Norr and Fortium if certain thresholds are met during the term.

During the fiscal year ended December 31, 2021, we also sold shares of common stock in Ecoark and intend to use the proceeds to pay the purchase price for the Treehouse acquisition, and may use the remaining proceeds, if any, to fund our operations or identify an acquisition target and negotiate and consummate a subsequent transaction. Other than Treehouse, we have not identified an acquisition target as of the date of this Report and intend to further develop our cannabis operations through the transactions contemplated under the Treehouse SPA and 7Seeds and Firebreak JVA, and our Norr operations through the Advisory Agreements.

We have no revenue, have incurred losses since inception and our only asset is cash received from the sale of shares of common stock of Ecoark which we acquired in March 27, 2020 in exchange for the sale of our operating subsidiaries. Prior to that transaction, we were engaged in providing equipment and services to businesses in the oil and gas industry, but in connection with the transaction, the Company has terminated its operations in the oil and gas industry.

Our principal business objective for the next 12 months is to grow our operations and generate revenue following our entry into the cannabis industry through the anticipated Treehouse acquisition. We also intend to continue our efforts to monetize Norr and may seek a reverse merger target to acquire which if management determines to pursue such a transaction would be focused on businesses located within the United States and/or Canada.

Plan of Operations

The Company commenced operations in the online sporting goods and apparel industry in March 2021, and has not generated revenue from continuing operations as of the date of this Report. On September 14, 2021, we entered into the SPA to acquire Treehouse, a commercial cannabis distribution company that owns two cannabis distribution licenses in the State of California. This transaction has not closed yet as we have not deposited the $200,000 purchase price into escrow. We are in process of working with the Seller to obtain the requisite regulatory approval to transfer ownership of the Treehouse licenses to Elysian. Should we fail to obtain approval for the transfer of these licenses, the transaction will be reversed.

All results related to Banner Midstream are reflected in discontinued operations. We are in the process of further developing a business plan, including with respect to our planned operations in the cannabis industry through the anticipated Treehouse acquisition and the JVA with 7Seeds and Firebreak, and other transactions we may undertake if management deems appropriate. We also intend to expand our Norr operations, and entered into Advisory Agreements with three independent contractors for that purpose. We may also resume our search for potential business acquisitions or other opportunities, and use the proceeds from our sales of Ecoark common stock or from one or more financings we may conduct in the future to continue to establish, develop and grow our business, depending on the results of our current and planned operations in the cannabis and sporting apparel industries, as well as available capital.

Norr

In March 2021 we procured the services of two consultants who assist with our sporting goods and apparel operations through Norr. Specifically, under the respective consulting agreements one of our consultants provides creative design, photography and sporting goods and apparel industry, in overseeing the development, manufacture, advertising and sale of our products. In December 2021, we terminated the prior consulting agreements and entered into new consulting agreements replacing the compensatory terms with these contractors, and procured the services of a third contractor to assist in marketing and sales efforts, including for Norr’s online and social media presence and brand strategy. Management believes that having an online focus, at least in the short term, will allow us to leverage existing online platforms and current market conditions, including an increased demand for contactless transactions as a result of the coronavirus pandemic. Management intends to monitor the evolving market conditions, including the highly competitive nature of the industries in which we operate and the anticipated reopening of retail stores at greater capacities, and may make adjustments to our current business model as an online-only seller as it deems appropriate.

Elysian

Subject to completing the acquisition of Treehouse, including both under the initial SPA and the anticipated subsequent SPA, our planned cannabis operations will initially be focused on physical stores located in California. While we may use the Cannablue Marks, our license to do so is limited to retail locations for Elysian Stores. Under the JVA, we will be highly reliant on the services and expertise of 7Seeds to establish an initial presence for our cannabis business, and on the Cannablue brand name. If we are successful and generate sufficient revenue and/or raise the required capital in a financing transaction, we may attempt to expand into other areas to the extent permitted under the JVA.

General

Our Chief Executive Officer has experience in consulting both private and public companies in operational processes, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively develop and implement our business plan may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the COVID-19 pandemic, geopolitical turmoil, inflation or other adverse developments on the U.S. and global economies. See “Risk Factors” contained in this Report concerning risks involved in our current and planned operations and business plan.

During the next 12-month period we anticipate incurring costs in continuing our operations and developing our business through Norr and Elysian upon the completion of the acquisition of Treehouse and the JVA, as well as filing SEC reports, evaluating and adopting our business plan and search for additional business opportunities. We anticipate using a portion of the proceeds from the sale of Ecoark common stock to fund these costs and to compensate our Chief Executive Officer, and anticipate requiring additional capital, which we may raise from one or more future financings, to compensate our independent contractors, to search for, procure and compensate additional executive officers or other personnel, and to meet our financial obligations including under the SPA and JVA.

Our management anticipates that we may not be able to affect the Treehouse acquisition or may be unable to enter into other business combinations or strategic transactions we may identify, unless we can raise sufficient additional capital through one or more financing transactions due to our limited capital. This lack of capital and business diversification will likely pose a substantial risk in investing in the Company for the indefinite future, because it will not permit us to implement and adjust our business plan quickly in the short-term, or offset potential losses from one venture or operating territory against gains from another. The risks we face will likely be heightened to the extent we are unable to obtain funding on favorable terms and/or our operations are limited to a small number of industries or geographical regions due to lack of sufficient capital, contractual or regulatory restrictions or other reasons.

We expect that the anticipated acquisition of Treehouse and establishment of cannabis stores through the JVA, and our resulting operations in the cannabis industry will be complex and risk-prone process, including due to the complex and comprehensive regulatory environment we will face as well as our reliance on third parties in that and other respects. For example, to operate the Treehouse licenses as intended, we will need regulatory approval from the California Department of Cannabis Control and similar local authorities on which we will be highly dependent on the action or inaction of Treehouse. The completion of the acquisition and regulatory transfer of the commercial cannabis licenses are in process, and there is a risk that the acquisition will not be completed and the regulatory transfer of the licenses will not be approved. If the acquisition is completed and the transfer is not approved, we will reverse this transaction, and we will be forced to begin anew in our search for a new business to acquire, which would have a material adverse effect on our business and results of operations. Similarly, with respect to the JVA, we will be reliant on 7Seeds’ services and expertise and Firebreak’s intellectual property rights and branding with respect to the Elysian Stores and Cannablue Marks, as well as maintaining relationships with these parties.

Further, cannabis remains illegal at the federal level although to date the federal government has elected not to enforce these regulations and instead to allow state governments to regulate the cannabis industry. See the Risk Factors under “Risks Related to our Planned Operations in the Cannabis Industry” beginning on page 8 for more information on the regulatory environment we will face if the Treehouse acquisition closes.

Results of Operations For the Year Ended December 31, 2021 compared with the Year Ended December 31, 2020

With our Norr operations commencing in March 2021 and our Elysian business still in the development stage as of the date of this Report, we expect that our operating revenues, cost of revenues, and operating expenses will increase in 2022 and beyond from what they have been in the past two years ended December 31, 2021 and 2020, particularly if we are able to raise the required capital, close the acquisition of cannabis licenses and open one or more cannabis retail stores in California as planned. The comparison in our results of operations were for the Company in the very preliminary stages of operations of these respective businesses.

Revenue, Cost of Revenue and Gross Profit

The Company did not generate any revenues or gross profits, nor did we incur any cost of revenues for the years ended December 31, 2021 and 2020 as a result of our discontinued operations of Banner Midstream.

Operating Expenses

Included in continuing operations, we incurred operating expenses of $1,361,466 and $482,712 during the years ended December 31, 2021 and 2020, respectively. The operating expenses in 2021 and 2020 were mainly due to the professional fees related to $905,771 and $205,000 in stock-based compensation in 2021 and 2020 respectively, and the Company’s Exchange Act filings and general operating expenditures of running the Company after the divestiture of Banner Midstream. All operating expenses related to Banner Midstream are included in discontinued operations in the year ended December 31, 2020.

Other Income (Expense)

Other income (expense) included in continuing operations were ($918,542) and $1,448,100 during the years ended December 31, 2021 and 2020, respectively. The Company has included ($1,283,502) and $1,276,150 in unrealized gains, respectively related to the investment in the Ecoark common stock received in the sale of Banner Midstream to Ecoark, and $365,005 and $173,429 in realized gains on the sale of Ecoark common stock in the year ended December 31, 2021 and 2020, respectively. In addition, we incurred ($45) and ($1,479) in interest expense related to the Junior Secured Promissory Note.

Net Income (Loss)

During the years ended December 31, 2021 and 2020, we recorded a net income (loss) of ($2,280,008) and $7,317,761, respectively. Of these amounts $0 and $6,352,373 relate to the income (loss) from discontinued operations.

Liquidity and Capital Resources

Historically, our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of December 31, 2021, the Company had an accumulated deficit of $3,963,543. As of February 24, 2022, the Company has sold all of the shares of Ecoark and received $1,079,730 in gross proceeds therefrom.

We anticipate that among the most critical challenges we will need to overcome in order to establish our planned operations for our new focus in the cannabis industry will be to raise sufficient capital to establish our initial Elysian Store or Stores. While for the past 12 months we have used the proceeds from sales of Ecoark common stock we held to fund our operations, which were more limited than those currently planned, as of March 1, 2022, we have sold the remaining shares of Ecoark common stock we held, and any additional capital will therefore need to be raised from the sale and issuance of our common stock or other securities, which may include the incurrence of indebtedness by us.

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

We expect to utilize any capital raising to run our operations for Norr and Elysian. We expect our cash outlays to be much greater than the past two years ended December 31, 2021 and 2020, and to invest heavily in these businesses. The only known future commitments that we have as of March 10, 2022 relate to the JVA and the Advisory Agreements we entered into in December 2021 and the Treehouse SPA entered into in September 2021 as fully described in the Management’s Discussion and Analysis herein as well as our Consolidated Financial Statements.

Net Cash used by Operating Activities:

We reported negative cash flow from operations related to our continuing operations for the years ended December 31, 2021 and 2020 in the amount of $(543,394) and $(199,974), respectively. It is anticipated that we will continue to report negative operating cash flow in future periods, as to date we have formed two new subsidiaries during the fiscal year ending December 31, 2021 and have incurred and will continue to incur start-up costs to develop these entities and their respective businesses.

Cash Flows from Investing Activities:

We had net cash provided from investing activities from continuing operations related to the proceeds received from the sale of the shares of Ecoark common stock we hold in 2021 in the amount of $800,994 and had $240,625 in 2020. We also purchased fixed assets of $2,513 in 2021.

Cash Flows from Financing Activities:

For the years ended December 31, 2021 and 2020, the only cash flows from financing activities related to the payments of the Junior Secured Promissory Note in connection with our continuing operations, and cash provided by financing activities from proceeds received from our Chief Executive Officer for working capital purposes. During the years ended December 31, 2021, we repaid $22,500 of the Junior Secured Promissory Note and had received and repaid $10,000 from the Chief Executive Officer and received $14,000 from the exercise of warrants. We expect that should the proceeds from the sale of shares in Ecoark be insufficient to provide the necessary capital to us, we will incur additional debt or issue common stock or securities convertible or exercisable into common stock to fund continuing operations.

Based upon our current operations, we will need additional working capital to fund our operations over the next 12 months, which we may seek to obtain from one or more financings. Further, if we are able to close a reverse merger, asset purchase or similar transaction to acquire an operating business, it is likely we will need additional capital, including potentially as a condition of closing the acquisition. Because of the inherent uncertainties of the Company at this stage, we cannot be certain as to how much capital we need, if and how we can raise capital or the type or quantity of securities we will be required to issue to do so. In connection with a business combination, we may issue a significant number our shares of our common stock or securities convertible or exercisable into our common stock to the target’s shareholders which will be dilutive to our shareholders.

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

COVID-19 Update

The COVID-19 pandemic has not had a material impact on the Company, particularly due to our lack of operations until the formation of Norr LLC in March 2021. The pandemic may, however, have an impact on our ability to develop the Norr and Elysian businesses. For example, we expect that if the Treehouse acquisition closes and we are able to commence operations as a cannabis distribution business, our efforts will be threatened by government shutdowns, supply and labor issues and resulting economic downturns which the pandemic has historically caused. While vaccinations beginning in 2021 allowed for the gradual reopening of the economy, the recent “Omicron” variant of the virus, any future variants, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, the industries in which we operate and plan to operate and the economy in general in light of the pandemic. See Risk Factors in this Report for more information.

Off Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and the other information required by this Item can be found beginning on page F-1.

805 Third Avenue New York, NY 10022 Tel. 212t.838.5100 Fax 212.838.2676 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Fortium Holdings Corp. (formerly Banner Energy Services Corp.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fortium Holdings Corp. (formerly Banner Energy Services Corp.) hereinafter referred to as “the Company” as of December 31, 2021 and 2020, and the related consolidated statements of operations, consolidated stockholders’ equity (deficit), and consolidated cash flows for each of the years in the two-year period ended December 31, 2021, and the related consolidated notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We did not identify any critical audit matters during the course of our audit for the year ended December 31, 2021.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

March 15, 2022

PCAOB587

FORTIUM HOLDINGS CORP.

(FORMERLY BANNER ENERGY SERVICES CORP.)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

	DECEMBER 31,	DECEMBER 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash	$309,738	$63,151
Prepaid expenses and other current assets	20,042	2,029
Investment	33,463	1,752,954

Total current assets	363,243	1,818,134

Fixed assets, net	1,675	-

NON-CURRENT ASSETS:
Intangible assets, net	-	-
Goodwill	-	-

Total non-current assets	-	-

TOTAL ASSETS	$364,918	$1,818,134

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,842	$79,842
Note payable - related parties	-	23,979

Total current liabilities	10,842	103,821

Commitments and contingencies

Total Liabilities	10,842	103,821

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value, $0.00001, 200,000,000 shares authorized, 8,400,000 and 7,000,000 issued and outstanding, respectively	840	700
Additional paid in capital	4,316,779	3,397,148
Accumulated deficit	(3,963,543)	(1,683,535)

Total stockholders’ equity (deficit)	354,076	1,714,313

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$364,918	$1,818,134

FORTIUM HOLDINGS CORP.

(FORMERLY BANNER ENERGY SERVICES CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

REVENUE	$-	$-
COST OF REVENUE	-	-
GROSS PROFIT (LOSS)	-	-

OPERATING EXPENSES
Salaries and wages, including stock-based compensation	138,991	262,338
Selling, general and administrative expenses	1,222,475	220,374

Total Operating Expenses	1,361,466	482,712

OPERATING LOSS	(1,361,466)	(482,712)

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(45)	(1,479)
Realized gain on investment	365,005	173,429
Unrealized gain (loss) on investment	(1,283,502)	1,276,150
Total other income (expense)	(918,542)	1,448,100

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(2,280,008)	965,388

Provision for income taxes	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,280,008)	965,388

Gain (loss) from discontinued operations	-	6,352,373

NET INCOME (LOSS)	$(2,280,008)	$7,317,761

NET INCOME (LOSS) PER SHARE - BASIC
Continuing operations	$(0.31)	$0.14
Discontinued Operations	$-	$0.91
NET INCOME (LOSS) PER SHARE	$(0.31)	$1.05

NET INCOME (LOSS) PER SHARE - DILUTED
Continuing operations	$(0.31)	$0.14
Discontinued Operations	$-	$0.91
NET INCOME (LOSS) PER SHARE	$(0.31)	$1.05

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,418,082	6,943,907
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,418,082	7,014,956

FORTIUM HOLDINGS CORP.

(FORMERLY BANNER ENERGY SERVICES CORP.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2019	6,865,853	$686	$3,192,162	$(9,001,296)	$(5,808,448)

Shares issued for services	133,807	13	180,697	-	180,710
Share adjustment	340	1	(1)	-	-
Contributed capital for services rendered	-	-	24,290	-	24,290
Net income for the period	-	-	-	7,317,761	7,317,761

Balance - December 31, 2020	7,000,000	700	3,397,148	(1,683,535)	1,714,313

Warrants granted for services rendered	-	-	905,771	-	905,771
Common shares issued in exercise of warrants	1,400,000	140	13,860	-	14,000
Net loss for the period	-	-	-	(2,280,008)	(2,280,008)

Balance - December 31, 2021	8,400,000	$840	$4,316,779	$(3,963,543)	$354,076

The accompanying notes are an integral part of the consolidated financial statements.

FORTIUM HOLDINGS CORP.

(FORMERLY BANNER ENERGY SERVICES CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

CASH FLOW FROM OPERATING ACTIVIITES
Net (loss) income	$(2,280,008)	$965,388
Adjustments to reconcile net (loss) income to net cash (used in) operating activities
Depreciation	838	-
Stock-based compensation	905,771	205,000
Realized gain on investment	(365,005)	(173,429)
Unrealized loss (gain) on investment	1,283,502	(1,276,150)

Changes in assets and liabilities
Prepaid expenses and other current assets	(18,013)	(2,029)
Accounts payable and accrued expenses	(70,479)	81,246
Total adjustments	1,736,614	(1,165,362)
Net cash (used in) operating activities	(543,394)	(199,974)

CASH FLOWS FROM INVESTING ACTIVITES
Proceeds from sale of investment	800,994	240,625
Purchases of fixed assets	(2,513)	-
Net cash provided by investing activities	798,481	240,625

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from note payable - related parties	-	57,500
Proceeds from exercise of warrants	14,000	-
Repayments of note payable - related parties	(22,500)	(35,000)
Net cash (used in) provided by financing activities	(8,500)	22,500

Net cash (used in) discontinued operations - operating activities	-	(1,312,231)
Net cash provided by discontinued operations - investing activities	-	226,968
Net cash provided by discontinued operations - financing activities	-	1,085,263

Net cash provided by (used in) discontinued operations	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	246,587	63,151

CASH - BEGINNING OF YEAR	63,151	-

CASH - END OF YEAR	$309,738	$63,151

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$1,524	$-
Cash paid for income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:

Net assets acquired from White River/Shamrock and then sold to Ecoark	$-	$8,000,000

Fortium Holdings, Inc.

(formerly Banner Energy Services Corp.)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

On September 9, 2021, the Company formed Elysian, a Colorado corporation and the Company’s wholly-owned subsidiary. On September 14, 2021, Elysian entered into a Stock Purchase Agreement (“SPA”) with Treehouse Company, Inc. (“Treehouse”), and its sole shareholder Alex Gosselin (the “Seller”) pursuant to which Elysian shall purchase 80% of the capital stock of Treehouse from the Seller for $200,000. Treehouse’s key assets consist of two licenses for commercial cannabis distribution in the State of California. The acquisition of Treehouse will be consummated upon the completion of the terms of the agreement which pertain to the delivery of the $200,000 purchase price to the escrow agent to be held until release upon receipt of the requisite regulatory approval for the transaction. As of December 31, 2021, the acquisition has not closed.

On December 2, 2021, Elysian, the Company, 7Seeds Inc. (“7Seeds”), and Firebreak Associates, Inc. (“Firebreak”) (collectively, the “Parties”) entered into a joint venture agreement (the “JVA”). Pursuant to the JVA, 7Seeds, Firebreak and Elysian agreed to cooperate in the opening and operation of cannabis distribution facilities as follows: (i) 7Seeds agreed to provide consulting services to Elysian including identifying locations to open new commercial cannabis businesses, including without limitation dispensaries, delivery stores, and other businesses engaging in cannabis related activities (the “Elysian Stores”), securing proper state and local licensure, planning commercial cannabis business operations at those locations in exchange for the compensation described below, and (ii) Firebreak, as the owner of certain trademarks and service marks (the “CannaBlue Marks”), agreed to license the CannaBlue Marks to Elysian for which Elysian obtained the option to open the Elysian Stores under the name “CannaBlue” and making use of the CannaBlue Marks. The Elysian Stores will be owned and operated entirely by Elysian or its affiliates.

Under the JVA, 7Seeds agreed to provide services to Elysian for a 36-month period commencing on the effective date of the JVA, for which Elysian agreed compensate 7Seeds as follows: (a) $5,000 per month for the first three months following the Effective Date; (b) $10,000 per month beginning in month four and through month twelve; (c) $12,500 per month beginning in month thirteen and through month twenty-four; and (d) $15,000 per month beginning in month twenty-five and through month thirty-six. Additionally, for each Elysian Store for which 7Seeds directly assists in obtaining a cannabis license, 7Seeds will be entitled to receive the following additional compensation: (a) cash payment equal to 6% of that Elysian Store’s gross sales revenues, and (b) $50,000 in shares of the Company’s common stock. As part of the JVA, Elysian granted 7Seeds a limited, non-exclusive, royalty-free, non-transferable, and non-sublicensable, worldwide license during the term of the JVA to all of Elysian’ s intellectual property rights, including all copyrights, patents, trademarks, patent disclosures, and inventions.

Under the JVA, Firebreak has granted Elysian a license to use the CannaBlue Marks in connection with the Elysian Stores in the license territory, consisting of the United States. The license term is for a period of five years and is automatically renewable for successive one-year terms, unless terminated in accordance with the JVA. In exchange for the license, Elysian agreed to pay Firebreak (a) an annual royalty fee of $5,000 per year; and (b) a fee equal to 6% of that Elysian Store’s gross sales revenues.

In December 2021, Norr entered into a term sheet for an Advisory Agreement with three individual contractors. The Advisory Agreements, were effective upon the signing of the definitive documents on January 24, 2022 and are for a period of five years. If any of the advisors voluntarily or involuntarily terminates his services, his agreement will automatically terminate. All advisors will be paid $1,000 per month for the first eighteen months immediately following execution of the Advisory Agreement. In addition to the cash compensation, the Company shall compensate the advisors who have not terminated their relationship with Norr based on the following events (amounts have been aggregated among the advisors):

(a)	Upon the first $1 of revenue generated within Norr, the advisors will vest in 5% ownership of Norr;
(b)	Upon the first $100,000 of revenue generated within Norr, the advisors will vest in an additional 5% ownership of Norr;
(c)	Upon the first $250,000 of revenue generated within Norr, the advisors will vest in an additional 5% ownership of Norr;
(d)	Upon the first $500,000 of revenue generated within Norr, the advisors will vest in an additional 5% ownership of Norr;
(e)	Upon the first $1,000,000 of revenue generated within Norr, the advisors will vest in an additional 5% ownership of Norr;
(f)	Upon the first $1,000,000 of net operating free cash flow generated within Norr, the advisors will vest in $200,000 of common stock in the Company; and
(g)	Upon the first $2,500,000 of net operating free cash flow generated within Norr, the advisors will vest in an additional $300,000 of common stock in the Company; and
(h)	Upon the first $5,000,000 of net operating free cash flow generated within Norr, the advisors will vest in an additional $400,000 of common stock in the Company.

The maximum ownership the advisors may collectively receive in Norr shall be 25%. In addition, the advisors may receive shares of Fortium common stock based on meeting enumerated net operating free cash flow thresholds ranging from $1,000,000 to $5,000,000, for a total potential Fortium equity compensation to these advisors of up to $900,000 of shares of Fortium common stock.

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

The following reflected the Company’s post-merger corporate structure (State of Incorporation):

Mount Tam Biotechnologies, Inc., formerly TabacaleraYsidron, Inc. (Nevada)

Mount Tam Biotechnologies, Inc. (Delaware) - Sold October 2018.

Mount Tam Therapeutics, Inc. (Delaware) – Formed October 2018.

The Company is subject to a number of risks, including the need to develop the Elysian, Norr business and/or acquire and successfully operate a new business, and the risk of raising capital through equity and/or debt financings.

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

Segment Reporting

The Company, through the formation of Norr and anticipated acquisition of Treehouse, has created two distinct business segments. The Company has only nominal operations in Norr as they are in the start-up phase of this organization and upon the acquisition of Treehouse will have the commercial cannabis distribution licenses transferred to Elysian. Upon operations commencing, the Company will segment report these two segments. There are currently only nominal operations of Norr and Elysian (approximately 1% of total net loss) and as a result, the Chief Decision Making Officer has not started segmenting the results of operations as there is no methodology to allocate costs to these segments for the year ended December 31, 2021. For 2020, there were no segments.

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

On March 27, 2020, Banner Midstream was acquired by Ecoark for 1,789,041 shares of common stock (after giving effect to Ecoark’s subsequent one-for-five reverse stock split which was effected on December 10, 2020), and Ecoark assumed all of the debt of the Company. As of February 28, 2022, of the 200,000 shares of Ecoark common stock the Company retained from the March 2020 acquisition, after distributing the other 1,589,041 shares to the former owners of Banner Midstream, the Company has sold all of the shares.

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

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 3:	FIXED ASSETS

Fixed assets as of December 31, 2021 and 2020 were as follows:

	2021	2020
Computer equipment	$2,513	$-
Accumulated depreciation	(838)	-
Net fixed assets	$1,675	$-

All of the fixed assets through December 31, 2020 of the Company was related to Banner Midstream Corp. and was sold to Ecoark on March 27, 2020.

Depreciation expense for the year ended December 31, 2021 was $838.

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

Through December 31, 2020, the Company borrowed a total $57,500 and repaid $35,000 leaving a balance of $22,500. This note had a maturity date of December 15, 2020, which was extended to January 15, 2021. The remaining $22,500 and accrued interest of $1,524 was repaid on January 11, 2021. Interest expense for the years ended December 31, 2021 and 2020 was $45 and $1,479, respectively.

NOTE 6:	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has authority to issue up to 200,000,000 shares, par value $0.0001 per share. Our shareholders approved an increase in the authorized number of shares from 100,000,000 to 200,000,000 in May 2018. As of December 31, 2021 and 2020, there were 8,400,000 and 7,000,000 shares of the Company’s common stock issued and outstanding, respectively. On November 14, 2019, the Company completed a 1 for 95 reverse stock split. All shares and per share figures have been retroactively adjusted to account for this reverse split and reverse acquisition.

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

Date of Grant
Expected term (years)	10
Expected volatility	283%
Risk-free interest rate	2.55%
Dividend yield	0%

As summary of option activity under the 2016 Plan as of December 31, 2021 and 2020 and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2019	60,421	$5.20	8.02
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance outstanding at December 31, 2020	60,421	$5.20	7.02
Exercisable at December 31, 2020	60,421	$5.20	7.02

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2020	60,421	$5.20	7.02
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance outstanding at December 31, 2021	60,421	$5.20	6.02
Exercisable at December 31, 2021	60,421	$5.20	6.02

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

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,628	$16.625	2.70	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2020	10,628	$16.625	1.70	$-
Exercisable at December 31, 2020	10,628	$16.625	1.70	$-

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	10,628	$16.625	1.70	$-
Granted	1,400,000	0.01	5.00	-
Exercised	(1,400,000)	(0.01)	(5.00)	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2021	10,628	$16.625	0.70	$-
Exercisable at December 31, 2021	10,628	$16.625	0.70	$-

The following assumptions were used for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Expected term	5 years	-
Expected volatility	323.133%	-
Expected dividend yield	-	-
Risk-free interest rate	0.10%	-

NOTE 7:	DISCONTINUED OPERATIONS

The Company entered into an agreement with Ecoark and sold Banner Midstream on March 27, 2020. All of the operations for the respective periods for Banner Midstream, who was acquired as of November 18, 2019 in a reverse merger are reflected as discontinued operations.

Period Ended January 1, 2020 through March 27, 2020
Revenue	$3,860,675
Cost of Sales	2,604,288
Gross Profit	1,256,387
Operating and Non-operating Expenses	3,243,052
Loss from discontinued operations	$(1,986,665)
Gain on discontinued operations	8,339,038
Net gain from discontinued operations	$6,352,373

NOTE 8:	LEASES

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

The Company currently leases space on a month-to-month basis and that lease is not subject to the provisions of ASC 842.

NOTE 9:	RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2021, the Chief Executive Officer advanced the Company $10,000 on a short-term basis and the amount was promptly repaid.

The May Family Foundation controls 18.89% of the common shares outstanding of the Company as of December 31, 2021. Richard Horgan, the Chief Executive Officer is a director of the foundation.

NOTE 10:	FAIR VALUE MEASUREMENTS

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

Financial instruments consist principally of cash, investments, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the years ended December 31, 2021 and 2020. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis as of:

December 31, 2021	Level 1	Level 2	Level 3	Total Gains and (Losses)
Investment	$33,463	$-	$-	$(918,497)

December 31, 2020
Investment	$1,752,954	$-	$-	$1,449,579

NOTE 11:	COMMITMENTS

On December 2, 2021, Elysian, the Company, 7Seeds Inc. (“7Seeds”), and Firebreak Associates, Inc. (“Firebreak”) (collectively, the “Parties”) entered into a joint venture agreement (the “JVA”). Pursuant to the JVA, 7Seeds, Firebreak and Elysian agreed to cooperate in the opening and operation of cannabis distribution facilities as follows: (i) 7Seeds agreed to provide consulting services to Elysian including identifying locations to open new commercial cannabis businesses, including without limitation dispensaries, delivery stores, and other businesses engaging in cannabis related activities (the “Elysian Stores”), securing proper state and local licensure, planning commercial cannabis business operations at those locations in exchange for the compensation described below, and (ii) Firebreak, as the owner of certain trademarks and service marks (the “CannaBlue Marks”), agreed to license the CannaBlue Marks to Elysian for which Elysian obtained the option to open the Elysian Stores under the name “CannaBlue” and making use of the CannaBlue Marks. The Elysian Stores will be owned and operated entirely by Elysian or its affiliates.

Under the JVA, 7Seeds agreed to provide services to Elysian for a 36-month period commencing on the effective date of the JVA, for which Elysian agreed compensate 7Seeds as follows: (a) $5,000 per month for the first three months following the Effective Date; (b) $10,000 per month beginning in month four and through month twelve; (c) $12,500 per month beginning in month thirteen and through month twenty-four; and (d) $15,000 per month beginning in month twenty-five and through month thirty-six. Additionally, for each Elysian Store for which 7Seeds directly assists in obtaining a cannabis license, 7Seeds will be entitled to receive additional compensation in one of the following forms at 7Seed’s election (a) cash payment equal to 6% of that Elysian Store’s gross sales revenues, or (b) $50,000 in shares of the Company’s common stock. As part of the JVA, Elysian granted 7Seeds a limited, non-exclusive, royalty-free, non-transferable, and non-sublicensable, worldwide license during the term of the JVA to all of Elysian’ s intellectual property rights, including all copyrights, patents, trademarks, patent disclosures, and inventions.

Under the JVA, Firebreak has granted Elysian a license to use the CannaBlue Marks in connection with the Elysian Stores in the license territory, consisting of the United States. The license term is for a period of five years and is automatically renewable for successive one-year terms, unless terminated in accordance with the JVA. In exchange for the license, Elysian agreed to pay Firebreak (a) an annual royalty fee of $5,000 per year; and (b) a fee equal to 6% of that Elysian Store’s gross sales revenues.

In December 2021, Norr entered into a term sheet for an Advisory Agreement with three individual contractors. The Advisory Agreements, were effective upon the signing of the definitive documents on January 24, 2022 and are for a period of five years. If any advisor voluntarily or involuntarily terminates his services, his agreement will automatically terminate. All advisors will be paid $1,000 per month for the first eighteen months immediately following execution of the Advisory Agreement. In addition to the cash compensation, the Company shall compensate the advisors who have not terminated their relationship with Norr based on the following events (amounts have been aggregated among the advisors):

(a)	Upon the first $1 of revenue generated within Norr, the advisors will vest in 5% ownership of Norr;
(b)	Upon the first $100,000 of revenue generated within Norr, the advisors will vest in an additional 5% ownership of Norr;
(c)	Upon the first $250,000 of revenue generated within Norr, the advisors will vest in an additional 5% ownership of Norr;
(d)	Upon the first $500,000 of revenue generated within Norr, the advisors will vest in an additional 5% ownership of Norr;
(e)	Upon the first $1,000,000 of revenue generated within Norr, the advisors will vest in an additional 5% ownership of Norr;
(f)	Upon the first $1,000,000 of net operating free cash flow generated within Norr, the advisors will vest in $200,000 of common stock in the Company; and
(g)	Upon the first $2,500,000 of net operating free cash flow generated within Norr, the advisors will vest in an additional $300,000 of common stock in the Company; and
(h)	Upon the first $5,000,000 of net operating free cash flow generated within Norr, the advisors will vest in an additional $400,000 of common stock in the Company.

The maximum ownership the advisors may collectively receive in Norr shall be 25%. In addition, the advisors may receive shares of Fortium common stock based on meeting enumerated net operating free cash flow thresholds ranging from $1,000,000 to $5,000,000, for a total potential Fortium equity compensation to these advisors of up to $900,000 of shares of Fortium common stock.

NOTE 12:	INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company had a net operating loss carryforward for tax purposes totaling $1,270,580 and $1,179,845 at December 31, 2021 and 2020.

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

The table below summarizes the differences between the tax benefit computed at the statutory federal tax rate and the Company’s net income tax benefit for the years ended December 31, 2021 and 2020:

	2021	2020
Net operating loss carryover	$266,822	$247,767
Depreciation expense	-	77,997
Investments	(6,250)	(91,054)
Business credits (R&D)	38,817	27,411
Other	(18,213)	-
Valuation allowance	(281,176)	(262,121)
Net deferred tax asset	$-	$-

Tax benefit computed at expected statutory rate	$(478,802)	$1,119,530
State income taxes	-	-
Gain on disposal of Banner Midstream	-	(1,333,998)
Share-based compensation	190,212	-
Investments	269,535	-
Valuation Allowance	19,055	214,468
Net income tax benefit	$-	$-

Federal statutory rate (benefit)	(21)%	21%
Gain on disposal of Banner Midstream	-%	(25)%
Share-based compensation	8.3%	-%
Investments	11.8%	-%
Change in valuation allowance	0.9%	4%
Effective Tax Rate	(0)%	(0)%

NOTE 13:	SUBSEQUENT EVENTS

The Advisory Agreements were effective upon the signing of the definitive documents on January 24, 2022 and are for a period of five years. If any advisor voluntarily or involuntarily terminates his services, the agreement will automatically terminate. All advisors will be paid $1,000 per month for the first eighteen months immediately following execution of the Advisory Agreement. In addition to the cash compensation, the Company shall compensate the advisors who have not terminated their relationship with Norr based on the following events (amounts have been aggregated among the advisors):

(a)	Upon the first $1 of revenue generated within Norr, the advisors will vest in 5% ownership of Norr;
(b)	Upon the first $100,000 of revenue generated within Norr, the advisors will vest in an additional 5% ownership of Norr;
(c)	Upon the first $250,000 of revenue generated within Norr, the advisors will vest in an additional 5% ownership of Norr;
(d)	Upon the first $500,000 of revenue generated within Norr, the advisors will vest in an additional 5% ownership of Norr;
(e)	Upon the first $1,000,000 of revenue generated within Norr, the advisors will vest in an additional 5% ownership of Norr;
(f)	Upon the first $1,000,000 of net operating free cash flow generated within Norr, the advisors will vest in $200,000 of common stock in the Company; and
(g)	Upon the first $2,500,000 of net operating free cash flow generated within Norr, the advisors will vest in an additional $300,000 of common stock in the Company; and
(h)	Upon the first $5,000,000 of net operating free cash flow generated within Norr, the advisors will vest in an additional $400,000 of common stock in the Company.

The maximum ownership the advisors may collectively receive in Norr shall be 25%.

In addition, the advisors may receive shares of Fortium common stock based on meeting enumerated net operating free cash flow thresholds ranging from $1,000,000 to $5,000,000, for a total potential Fortium equity compensation to these advisors of up to $900,000 of shares of Fortium common stock.

In the period January 1, 2022 through February 24, 2022, the Company sold the remaining 15,003 shares of Ecoark Holdings, Inc. common stock.

On March 8, 2022, the Company entered into a stock purchase agreement whereby the Company paid a non-refundable $50,000 to Firebreak Associates, Inc. in exchange for a total of 5% equity in any of the corporations that Firebreak Associates, Inc. controls if they are selected through the State of California’s retail cannabis license lottery process in Encinitas, California.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table represents our Board of Directors (the “Board”):

Name	Age	Position
Richard Horgan	37	Chairman of the Board

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

Executive Officers

Name	Age	Position
Richard Horgan	37	Chief Executive Officer

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

ITEM 11. EXECUTIVE COMPENSATION.

The following information is related to the compensation paid, distributed or accrued by us for the fiscal year ended December 31, 2020 (the “2020 Fiscal Year”) and the fiscal year ended December 31, 2021 (the “2021 Fiscal Year”) to our Chief Executive Officer (principal executive officer) during the last fiscal year and the three other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Name and Principal Positions (a)	Year (b)	Salary $ (c)	Total $ (j)

Richard Horgan (1)	2021	$122,115	$122,115
	2020	$55,000	$55,000

(1) Mr. Horgan was appointed as the Company’s Chief Executive Officer effective August 1, 2020. Mr. Horgan receives an annual base salary of $120,000 and is eligible to receive discretionary cash or equity bonuses for his services to the Company. Mr. Horgan also serves as the Company’s Chief Financial Officer.

Named Executive Officer Employment Agreements

The Company has entered into an Employment Agreement with Richard Horgan. Set forth below is the description of the material terms of the Employment Agreement.

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

Outstanding Awards at Fiscal Year End 2020

As of December 31, 2021, none of our Named Executive Officers held any unexercised options, stock that has not vested, or other equity incentive plan awards.

Director Compensation

We do not have any agreements or formal plan for compensating our directors for their service in their capacity as directors, although the Board may, in the future, award stock options to purchase shares of common stock to our directors.

Equity Compensation Plan Information

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of December 31, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of February 26, 2022 by (i) those persons known by the Company to be owners of more than 5% of its common stock, (ii) each director, (iii) the Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) the Company’s executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is c/o Banner Energy Services Corp., 609 W. Dickson St., Suite 102 G, Fayetteville, Arkansas.

Title of Class	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

Named Executive Officers:
Common Stock	Richard Horgan (2)(3)	1,587,063	18.89%
Common Stock	All directors and executive officers as a group (1 person)

5% Shareholders:
Common Stock	May Family Foundation (3)	1,587,063	18.89%
Common Stock	Atikin Investments LLC (4)	1,737,063	20.68%
Common Stock	Peter DiChiara (5)	487,063	5.79%
Common Stock	Tomatoshed Holdings, LLC (6)	500,000	5.95%

* Less than 1%.

(1)	Beneficial Ownership Note. Applicable percentages are based on 8,400,000 shares of common stock outstanding as of February 26, 2022. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days.
(2)	Horgan. Mr. Horgan is our Chairman of the Board and Chief Executive Officer.
(3)	May Family Foundation. Richard Horgan is a director of the May Family Foundation and deemed the beneficial owner of its common stock.
(4)	Atikin Investments LLC. Address is 5899 Preston Road #505, Frisco, Texas 75034. Atikin Investments LLC (687,063 shares) is managed by Jay Puchir. Included in this amount is common shares issued to Overcoming the Odds Foundation (800,000 shares) and Banner Midstream Corp. (250,000 shares) as Jay Puchir controls the voting for each of these entities.
(5)	Peter DiChiara. Address is 51 Croton Ave., Mt. Kisco, New York 10549.
(6)	Tomatoshed Holdings, LLC. Address is 4547 Lakeshore Dr., Waco, Texas 76718. Tomatoshed Holdings, LLC is managed by Todd Dorton.

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

Other

There was $24,290 in contributed capital from a former employee in their separation agreement recorded on July 28, 2020.

During the year ended December 31, 2021, the Chief Executive Officer advanced the Company $10,000 on a short-term basis and the amount was promptly repaid.

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

The May Family Foundation controls 18.89% of the common shares outstanding of the Company as of December 31, 2021. Richard Horgan, the Chief Executive Officer is a director of the foundation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

All of the services provided and fees charged by RBSM LLP (“RBSM”) our principal accountant, were approved by our Board. The following table shows the fees paid to RBSM for the fiscal years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Audit Fees and Audit Related Fees (1)	$32,000	$108,500
Tax Fees	—	—
All Other Fees	—	—
Total	$32,000	$108,500

(1)	Audit fees – these fees relate to services rendered for the audits of our annual financial statements, for the review of our quarterly financial statements, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. Audit related fees – these fees are audit related consulting relating to performance of the audit or review of the Company’s financial statements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of the report.

	(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

	(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

	(3)	Exhibits. See the Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation	S-1	11/1/2013	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation	8-K	6/1/2018	3.1
3.1(b)	Certificate of Amendment – reverse stock split	8-K	11/19/2019	3.2
3.1(c)	Certificate of Amendment to Articles of Incorporation – name change	8-K	2/18/2020	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation	8-K	5/19/2021	3.1
3.2	Bylaws	S-1	11/1/2013	3.2
3.2(a)	Amendment to Bylaws	8-K	8/19/2015	3.3
10.1	Employment Agreement between the Company and Richard Horgan dated August 1, 2020*	8-K	8/6/2020	10.1
10.2	Revolving Promissory Note dated August 1, 2020+	10-Q	12/4/2020	10.2
10.3	Stock Purchase Agreement dated September 14, 2021+	8-K	9/20/2021	10.1
10.4	Stock Purchase Agreement dated March 8, 2022				Filed
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed

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

Fortium Holdings Corp.

Date: March 15, 2022	By:	/s/ Richard Horgan
Richard Horgan
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Horgan	Director	March 15, 2022
Richard Horgan

