Form 10-Q
period 2022-03-31
Fortium Holdings Corp.
filed 2022-04-29
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of April 25, 2022, the issuer had 8,400,000 shares of its common stock, $0.0001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTIUM HOLDINGS CORP.

(FORMERLY BANNER ENERGY SERVICES CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	MARCH 31,	DECEMBER 31,
	2022	2021
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$140,241	$309,738
Prepaid expenses and other current assets	71,756	20,042
Investment	-	33,463

Total current assets	211,997	363,243

Fixed assets, net	1,466	1,675

NON-CURRENT ASSETS:
Intangible assets, net	-	-
Goodwill	-	-

Total non-current assets	-	-

TOTAL ASSETS	$213,463	$364,918

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued expenses	$23,500	$10,842

Total current liabilities	23,500	10,842

Commitments and contingencies

Total Liabilities	23,500	10,842

STOCKHOLDERS’ EQUITY
Common stock, par value, $0.00001, 200,000,000 shares authorized, 8,400,000 issued and outstanding, respectively	840	840
Additional paid in capital	4,316,779	4,316,779
Accumulated deficit	(4,126,539)	(3,963,543)

Total stockholders’ equity before nin-controlling interest	191,080	354,076
Non-controlling interest	(1,117)	-

Total Stockholders’ Equity	189,963	354,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$213,463	$364,918

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORTIUM HOLDINGS CORP.

(FORMERLY BANNER ENERGY SERVICES CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	2022	2021

REVENUE	$529	$-
COST OF REVENUE	6,705	-
GROSS PROFIT (LOSS)	(6,176)	-

OPERATING EXPENSES
Salaries and wages, including stock-based compensation	34,207	34,227
Selling, general and administrative expenses	128,378	100,234

Total Operating Expenses	162,585	134,461

OPERATING LOSS	(168,761)	(134,461)

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	-	(45)
Realized (loss) gain on investment	4,648	126,359
Unrealized gain on investment	-	308,249
Total other income (expense)	4,648	434,563

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(164,113)	300,102

Provision for income taxes	-	-

NET (LOSS) INCOME	(164,113)	300,102
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	1,117	-

NET (LOSS) INCOME TO CONTROLLING INTEREST	$(162,996)	$300,102

NET (LOSS) INCOME PER SHARE - BASIC	$(0.02)	$0.04

NET (LOSS) INCOME PER SHARE - DILUTED	$(0.02)	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	8,400,000	7,000,000
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	8,400,000	7,071,049

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORTIUM HOLDINGS CORP.

(FORMERLY BANNER ENERGY SERVICES CORP.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

			Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance - December 31, 2020	7,000,000	$700	$3,397,148	$(1,683,535)	$-	$1,714,313

Net income for the period	-	-	-	300,102	-	300,102

Balance - March 31, 2021	7,000,000	$700	$3,397,148	$(1,383,433)	$-	$2,014,415

Balance - December 31, 2021	8,400,000	$840	$4,316,779	$(3,963,543)	$-	$354,076

Net loss for the period	-	-	-	(162,996)	(1,117)	(164,113)

Balance - March 31, 2022	8,400,000	$840	$4,316,779	$(4,126,539)	$(1,117)	$189,963

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORTIUM HOLDINGS CORP.

(FORMERLY BANNER ENERGY SERVICES CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	2022	2021
CASH FLOW FROM OPERATING ACTIVIITES
Net (loss) income	$(162,996)	$300,102
Adjustments to reconcile net (loss) income to net cash (used in) operating activities
Change in non-controlling interest	(1,117)	-
Depreciation	209	209
Realized loss (gain) on investment	(4,648)	(126,359)
Unrealized gain on investment	-	(308,249)

Changes in assets and liabilities
Prepaid expenses and other current assets	(51,714)	(1,740)
Accrued expenses - related parties	-	(1,479)
Accounts payable and accrued expenses	12,658	(18,446)
Total adjustments	(44,612)	(456,064)
Net cash (used in) operating activities	(207,608)	(155,962)

CASH FLOWS FROM INVESTING ACTIVITES
Proceeds from sale of investment	38,111	169,166
Purchases of fixed assets	-	(2,513)
Net cash provided by investing activities	38,111	166,653

CASH FLOWS FROM FINANCING ACTIVITES
Repayments of note payable - related parties	-	(22,500)
Net cash (used in) financing activities	-	(22,500)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(169,497)	(11,809)

CASH - BEGINNING OF PERIOD	309,738	63,151

CASH - END OF PERIOD	$140,241	$51,342

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$-	$1,524
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Fortium Holdings Corp.

(Formerly Banner Energy Services Corp.)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

NOTE 1:	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The terms “we,” “us,” “our,” “registrant,” “Fortium Holdings”, and the “Company” refer to Fortium Holdings Corp.

On March 27, 2020, Banner Midstream Corp., the Company’s principal asset, was acquired by Ecoark Holdings, Inc., (“Ecoark”) pursuant a Stock Purchase Agreement, dated March 27, 2020 (the “Banner Purchase Agreement”), between Ecoark and the Company .. Pursuant to the Banner Purchase Agreement, Ecoark acquired 100% of the outstanding capital stock of Banner Midstream in consideration for 1,789,041 shares of common stock of Ecoark valued at $2.72 per share and assumed approximately $11,774,000 in short-term and long-term debt of Banner Midstream and its subsidiaries.

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

On September 9, 2021, the Company formed Elysian, a Colorado corporation and the Company’s wholly-owned subsidiary. On September 14, 2021, Elysian entered into a Stock Purchase Agreement (“SPA”) with Treehouse Company, Inc. (“Treehouse”), and its sole shareholder Alex Gosselin (the “Seller”) pursuant to which Elysian shall purchase 80% of the capital stock of Treehouse from the Seller for $200,000. Treehouse’s key assets consist of two licenses for commercial cannabis distribution in the State of California. The acquisition of Treehouse will be consummated upon the completion of the terms of the agreement which pertain to the delivery of the $200,000 purchase price to the escrow agent to be held until release upon receipt of the requisite regulatory approval for the transaction. As of March 31, 2022, the acquisition has not closed.

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

Under the JVA, 7Seeds agreed to provide services to Elysian for a 36-month period commencing on the effective date of the JVA, for which Elysian agreed to compensate 7Seeds as follows: (a) $5,000 per month for the first three months following the Effective Date; (b) $10,000 per month beginning in month four and through month twelve; (c) $12,500 per month beginning in month thirteen and through month twenty-four; and (d) $15,000 per month beginning in month twenty-five and through month thirty-six. Additionally, for each Elysian Store for which 7Seeds directly assists in obtaining a cannabis license, 7Seeds will be entitled to receive the following additional compensation: (a) cash payment equal to 6% of that Elysian Store’s gross sales revenues, and (b) $50,000 in shares of the Company’s common stock. As part of the JVA, Elysian granted 7Seeds a limited, non-exclusive, royalty-free, non-transferable, and non-sublicensable, worldwide license during the term of the JVA to all of Elysian’ s intellectual property rights, including all copyrights, patents, trademarks, patent disclosures, and inventions.

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

The maximum ownership the advisors may collectively receive in Norr shall be 25%. In addition, the advisors may receive shares of Fortium common stock based on meeting enumerated net operating free cash flow thresholds ranging from $1,000,000 to $5,000,000, for a total potential Fortium equity compensation to these advisors of up to $900,000 of shares of Fortium common stock. As a result of Norr generating revenue on January 22, 2022, the aforementioned contractors received a total of 5% of the ownership interests of Norr. Therefore, the Company has recognized a noncontrolling interest of this 5%.

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

The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year due to various factors.

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

The Company has utilized the guidance under ASC 810-10-55-4B, Case A for a Change that has resulted in the recognition of non-controlling interest. On January 22, 2022, Norr commenced generating revenues and this triggered the recognition of ownership interests being allocated to three contractors per their agreements. As a result 5% interest has been allocated to them and the Company now owns 95% of Norr.

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

The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

● Step 1: Identify the contract with the customer

● Step 2: Identify the performance obligations in the contract

● Step 3: Determine the transaction price

● Step 4: Allocate the transaction price to the performance obligations in the contract

● Step 5: Recognize revenue when the Company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

● Variable consideration

● Constraining estimates of variable consideration

● The existence of a significant financing component in the contract

● Noncash consideration

● Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

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

Segment Reporting

The Company, through the formation of Norr and anticipated acquisition of Treehouse, has created two distinct business segments. The Company has only nominal operations in Norr as they are in the start-up phase of this organization and upon the acquisition of Treehouse will have the commercial cannabis distribution licenses transferred to Elysian. Upon operations commencing, the Company will segment report these two segments. There are currently only nominal operations of Norr and Elysian (approximately 1% of total net loss). For 2021, there were no segments.

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

These condensed consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

On March 27, 2020, Banner Midstream was acquired by Ecoark for 1,789,041 shares of common stock (after giving effect to Ecoark’s subsequent one-for-five reverse stock split which was effected on December 10, 2020), and Ecoark assumed all of the debt of the Company. As of February 28, 2022, the Company has sold all 200,000 shares of Ecoark common stock the Company retained from the March 2020 acquisition, after distributing the other 1,589,041 shares to the former owners of Banner Midstream.

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

The following represents the disaggregation of revenue by major source for the three months ended March 31, 2022 and 2021:

	2022	2021
Revenue:
Product sales - Norr	$529	$-
Other revenue	-	-
	$529	$-

There were no significant contract asset or contract liability balances for all periods presented. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 3:	FIXED ASSETS

Fixed assets as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022 (unaudited)	December 31, 2021
Computer equipment	$2,513	$2,513
Accumulated depreciation	(1,047)	(838)
Net fixed assets	$1,466	$1,675

Depreciation expense for the three months ended March 31, 2022 and 2021 were $209 and $209, respectively.

NOTE 4:	DEPOSIT

On March 8, 2022, the Company entered into a stock purchase agreement whereby the Company paid a non-refundable $50,000 to Firebreak Associates, Inc. in exchange for a total of 5% equity in any of the corporations that Firebreak Associates, Inc. controls if they are selected through the State of California’s retail cannabis license lottery process in Encinitas, California. As of March 31, 2022, the lottery has not taken place.

NOTE 5:	NOTES PAYABLE - RELATED PARTIES

The Company borrowed funds from Atikin Investments LLC (“Atikin”), an entity managed by the former Chief Executive Officer of the Company, to pay for operating expenses. The Company formalized the arrangement on August 1, 2020 when it issued to Atikin a Junior Secured Revolving Promissory Note for a principal amount up to $200,000.

Through December 31, 2020, the Company borrowed a total $57,500 and repaid $35,000 leaving a balance of $22,500. This note had a maturity date of December 15, 2020, which was extended to January 15, 2021. The remaining $22,500 and accrued interest of $1,524 was repaid on January 11, 2021. Interest expense for the three months ended March 31, 2021 was $45.

NOTE 6:	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has authority to issue up to 200,000,000 shares, par value $0.0001 per share. Our shareholders approved an increase in the authorized number of shares from 100,000,000 to 200,000,000 in May 2018. As of March 31, 2022 and December 31, 2021, there were 8,400,000 shares of the Company’s common stock issued and outstanding, respectively.

On September 14, 2021, the Company issued 1,400,000 shares of common stock in the exercise of warrants for $14,000.

Stock Options

The Company’s Board of Directors approved the adoption of the Mount Tam 2016 Stock-Based Compensation Plan (the “2016 Plan”) on May 12, 2016.

On May 2, 2016, the Company granted options to purchase up to 2,737 shares of Common Stock under the Plan in the aggregate, with an exercise price of $56.05 per share. On December 28, 2018, the Company granted options to purchase up to 51,683 shares of Common Stock under the Plan in the aggregate, with an exercise price of $1.90 per share. All of the stock options are fully vested. There have been no stock options granted since 2018.

On October 2, 2016, the Company granted options to purchase up to 1,421 shares of Common Stock under the Plan in the aggregate, with an exercise price of $38.00 per share. On December 28, 2018, the Company granted options to purchase up to 4,579 shares of Common Stock under the Plan in the aggregate, an exercise price of $1.90 per share. All of the stock options are fully vested. There have been no stock options granted since 2018.

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

As summary of option activity under the 2016 Plan as of March 31, 2022 and December 31, 2021 and changes during the periods then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2020	60,421	$5.20	7.02
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance outstanding at December 31, 2021	60,421	$5.20	6.02
Exercisable at December 31, 2021	60,421	$5.20	6.02

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2021	60,421	$5.20	6.02
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance outstanding at March 31, 2022	60,421	$5.20	5.77
Exercisable at March 31, 2022	60,421	$5.20	5.77

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

On July 21, 2021, the Company entered into a consulting agreement with Atikin for a period of one year, expiring July 20, 2022. Pursuant to the consulting agreement, as amended in September 2021, in exchange for Atikin’s provision of consulting services with respect to mergers and acquisitions and general business and operational assistance, the Company granted Atikin 1,400,000 warrants that have a term of five years and an exercise price of $0.01, which were issued to Atikin effective upon the execution of a definitive written agreement with a cannabis company, which occurred on September 14, 2021, the effective date of the Treehouse SPA. The Company recognized a charge to the Consolidated Statement of Operations of $905,771 for the fair value of these warrants. On September 14, 2021, 700,000 of these warrants were assigned to a third party and all 1,400,000 warrants were exercised for $14,000 immediately thereafter.

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	10,628	$16.625	1.70	$-
Granted	1,400,000	0.01	5.00	-
Exercised	(1,400,000)	(0.01)	(5.00)	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2021	10,628	$16.625	0.70	$-
Exercisable at December 31, 2021	10,628	$16.625	0.70	$-

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	10,628	$16.625	0.70	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2022	10,628	$16.625	0.45	$-
Exercisable at March 31, 2022	10,628	$16.625	0.45	$-

The following assumptions were used for the three months ended March 31, 2022 and year ended December 31, 2021:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Expected term	-	5 years
Expected volatility	-%	323.133%
Expected dividend yield	-	-
Risk-free interest rate	-%	0.10%

NOTE 7:	LEASES

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of January 2019.

The Company elected to utilize the transition related practical expedients permitted by the new standard. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a modified retrospective approach. Adoption of the standard did not result in an adjustment to retained earnings for the Company.

All of the right of use assets and lease liabilities related to Banner Midstream and were sold/assumed to Ecoark in the merger with Ecoark on March 27, 2020.

The Company currently leases space on a month-to-month basis and that lease is not subject to the provisions of ASC 842.

NOTE 8:	RELATED PARTY TRANSACTIONS

During the period ended June 30, 2020, the Company borrowed from Atikin, an entity managed by a former officer of the Company, to pay for operating expenses. The Company formalized the arrangement on August 1, 2020 when it issued to Atikin a Junior Secured Revolving Promissory Note for a principal amount up to $200,000. Through December 31, 2020, the Company had borrowed a total $57,500 and repaid $35,000 leaving a balance of $22,500 as of December 31, 2020. This note had a maturity date of December 15, 2020, which was extended through January 15, 2021, and has been repaid as of January 11, 2021. Interest expense for the period August 1, 2020 through December 31, 2020 was $1,479, and this was repaid as of January 11, 2021.

On July 21, 2021, the Company entered into a consulting agreement with Atikin for a period of one year, expiring July 20, 2022. Pursuant to the consulting agreement, as amended in September 2021, in exchange for Atikin’s provision of consulting services with respect to mergers and acquisitions and general business and operational assistance, the Company granted Atikin 1,400,000 warrants that have a term of five years and an exercise price of $0.01, which were issued to Atikin effective upon the execution of a definitive written agreement with a cannabis company, which occurred on September 14, 2021, the effective date of the Treehouse SPA. The Company recognized a charge to the Consolidated Statement of Operations of $905,771 for the fair value of these warrants. On September 14, 2021, 700,000 of these warrants were assigned to a third party and all 1,400,000 warrants were exercised for $14,000 immediately thereafter. The Company also pays Atikin a $5,000 consulting fee monthly.

During the year ended December 31, 2021, the Chief Executive Officer advanced the Company $10,000 on a short-term basis and the amount was promptly repaid.

The May Family Foundation controls 18.89% of the common shares outstanding of the Company as of March 31, 2022. Richard Horgan, the Chief Executive Officer, is a director of the Foundation.

NOTE 9:	FAIR VALUE MEASUREMENTS

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

Financial instruments consist principally of cash, investments, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the three months ended March 31, 2022 and the year ended December 31, 2021. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis as of:

March 31, 2022	Level 1	Level 2	Level 3	Total Gains and (Losses)
Investment	$-	$-	$-	$(4,648)

December 31, 2021
Investment	$33,463	$-	$-	$(918,497)

NOTE 10:	COMMITMENTS

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

NOTE 11:	SEGMENT REPORTING

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions.

For 2021, the Company was just starting operations in Norr and did not segment their operations. Commencing January 1, 2022, the Company’s chief operating decision maker determined that they met the qualifications to segment their business into two distinct divisions: Norr and Elysian.

Period Ended March 31, 2022	Norr	Elysian	Total
Segmented operating revenues	$529	$-	$529
Cost of revenues	6,705	-	6,705
Gross loss	(6,176)	-	(6,176)
Total operating expenses net of depreciation	47,417	114,959	162,376
Depreciation	63	146	209
Other (income) expense	(1,395)	(3,253)	(4,648)
(Loss) from continuing operations	$(52,261)	$(111,852)	$(164,113)

Segmented assets as of March 31, 2022
Property and equipment, net	$440	$1,026	$1,466

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our entrance into the cannabis industry through the operation of cannabis distribution licenses, the anticipated acquisition of Treehouse Company, Inc. and our ability to pay the full purchase price and obtain regulatory approval for the transfer of licenses, our planned operations under our Joint Venture Agreement with 7Seeds Inc., and Firebreak Associates, Inc. and our ability to use the license thereunder to establish and operate cannabis retail stores at one or more locations, our ability to develop and grow our sporting goods and apparel business or generate material revenue therefrom, our working capital needs, potential financings through the sale of our common stock or other securities, the subsequent use and sufficiency of the proceeds from any capital raising methods we may undertake to fund our operations, our further development and implementation of our business plan and our ability to locate sources of capital necessary to meet our business needs and objectives. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under Item 1A. – Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Company Overview

In March 2021 the Company formed Norr LLC (“Norr”) as its wholly owned subsidiary through which the Company commenced its operations as an early-stage manufacturer and retailer of sporting goods and apparel. In September 2021, the Company formed Elysian Premium Corp., a Colorado corporation (“Elysian”) in order to enter into the cannabis industry.

Our principal business objective for the next 12 months is to grow our operations and generate revenue following our entry into the cannabis industry through the anticipated acquisition of Treehouse Company, Inc. (“Treehouse”) through which we intend to acquire two cannabis licenses in California, subject to regulatory approval and other closing conditions and to establish our brand as a cannabis retail company through a Joint Venture Agreement (the “JVA”) with 7Seeds Inc. (“7Seeds”), and Firebreak Associates, Inc. (“Firebreak”), as more fully described below and in the footnotes to the financial statements contained in this Report. We also intend to continue our efforts to monetize Norr and may seek a reverse merger target to acquire which if management determines to pursue such a transaction would be focused on businesses located within the United States and/or Canada.

Plan of Operations

The Company commenced operations in the online sporting goods and apparel industry in March 2021, and has not generated material revenue from continuing operations as of the date of this Report. On September 14, 2021, we entered into a Securities Purchase Agreement (the “SPA”) to acquire Treehouse, a commercial cannabis distribution company that owns two cannabis distribution licenses in the State of California. This transaction has not closed yet as we have not deposited the $200,000 purchase price into escrow. We are in process of working with the seller to obtain the requisite regulatory approval to transfer ownership of the Treehouse licenses to Elysian. Should we fail to obtain approval for the transfer of these licenses, the transaction will be reversed.

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

Norr

In March 2021 we procured the services of two consultants who assist with our sporting goods and apparel operations through Norr. Specifically, under the respective consulting agreements one of our consultants provides creative design, photography and sporting goods and apparel industry, in overseeing the development, manufacture, advertising and sale of our products. In January 2022, we terminated the prior consulting agreements and entered into new consulting agreements replacing the compensatory terms with these contractors, and procured the services of a third contractor to assist in marketing and sales efforts, including for Norr’s online and social media presence and brand strategy.

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

Elysian

On December 2, 2021, Elysian, the Company, 7Seeds, and Firebreak entered into the JVA pursuant to which the parties agreed to cooperate in the opening and operation of cannabis distribution facilities as follows: (i) 7Seeds agreed to provide consulting services to Elysian for an initial term of 36 months, including identifying locations to open new commercial cannabis businesses, including without limitation dispensaries, delivery stores, and other businesses engaging in cannabis related activities (the “Elysian Stores”), securing proper state and local licensure, planning commercial cannabis business operations at those locations, and (ii) Firebreak, as the owner of certain trademarks and service marks (the “CannaBlue Marks”), licensed the CannaBlue Marks to Elysian for an initial term of five years, pursuant to which Elysian obtained the option to open the Elysian Stores under the name “CannaBlue” and making use of the CannaBlue Marks, subject to certain exceptions and limitations. In exchange for the foregoing, Elysian agreed to pay Firebreak cash fees (including royalty payments on a percentage of gross sales) and to pay 7Seeds in cash and shares of Fortium common stock, subject in some cases to certain conditions being met. The compensation payable to each party is described under Note 1 to the financial statements contained in this Report.

Subject to completing the acquisition of Treehouse, our planned cannabis operations will initially be focused on physical stores located in California. While we may use the Cannablue Marks, our license to do so is limited to retail locations for Elysian Stores. Under the JVA, we will be highly reliant on the services and expertise of 7Seeds to establish an initial presence for our cannabis business, and on the Cannablue brand name. If we are successful and generate sufficient revenue and/or raise the required capital in a financing transaction, we may attempt to expand into other areas to the extent permitted under the JVA.

On March 8, 2022, the Company entered into a stock purchase agreement whereby the Company paid a non-refundable $50,000 to Firebreak Associates, Inc. in exchange for a total of 5% equity in any of the 16 corporations that Firebreak controls if they are selected through the State of California’s retail cannabis license lottery process in Encinitas, California under which a total of four licenses will be granted to selected applicants. The city has received over 200 applications for the lottery which has delayed the application review and selection process. As of March 31, 2022, the lottery has not taken place.

General

Our Chief Executive Officer has experience in consulting both private and public companies in operational processes, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively develop and implement our business plan may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the COVID-19 pandemic, geopolitical turmoil, inflation or other adverse developments on the U.S. and global economies. See “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 concerning risks involved in our current and planned operations and business plan.

During the next 12-month period we anticipate incurring costs in continuing our operations and developing our business through Norr and Elysian upon the completion of the acquisition of Treehouse and the JVA, as well as filing SEC reports, evaluating and adopting our business plan and search for additional business opportunities. We anticipate requiring additional capital, which we may raise from one or more future financings, to compensate our independent contractors and strategic transactions, to search for, procure and compensate additional executive officers or other personnel, and to meet our financial obligations including under the SPA and JVA.

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

We expect that the anticipated acquisition of Treehouse and establishment of cannabis stores through the JVA, and our resulting operations in the cannabis industry will be a complex and risk-prone process, including due to the complex and comprehensive regulatory environment we will face as well as our reliance on third parties in that and other respects. For example, to operate the Treehouse licenses as intended, we will need regulatory approval from the California Department of Cannabis Control and similar local authorities on which we will be highly dependent on the action or inaction of Treehouse. The completion of the acquisition and regulatory transfer of the commercial cannabis licenses are in process, and there is a risk that the acquisition will not be completed and the regulatory transfer of the licenses will not be approved. If the acquisition is completed and the transfer is not approved, we will reverse this transaction, and we will be forced to begin anew in our search for a new business to acquire, which would have a material adverse effect on our business and results of operations. Similarly, with respect to the JVA, we will be reliant on 7Seeds’ services and expertise and Firebreak’s intellectual property rights and branding with respect to the Elysian Stores and Cannablue Marks, as well as maintaining relationships with these parties.

Further, cannabis remains illegal at the federal level although to date the federal government has elected not to enforce these regulations and instead to allow state governments to regulate the cannabis industry. See the Risk Factors under “Risks Related to our Planned Operations in the Cannabis Industry” beginning on page 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for more information on the regulatory environment we will face if the Treehouse acquisition closes.

Results of Operations For the Three Months Ended March 31, 2022 compared with the Three Months Ended March 31, 2021

With our Norr operations commencing in March 2021 and our Elysian business still in the development stage as of the date of this Report, we expect that our operating revenues, cost of revenues, and operating expenses will increase in the remainder of 2022 and beyond from what they have been in the past two years, particularly if we are able to raise the required capital, close the acquisition of cannabis licenses and open one or more cannabis retail stores in California as planned. The comparison in our results of operations were for the Company in the very preliminary stages of operations of these respective businesses.

Revenue, Cost of Revenue and Gross Profit

The Company did not generate any material revenues or gross profits for the three months ended March 31, 2022 and 2021. Cost of revenue was $6,705 in the three months ended March 31, 2022, which was incurred in connection with the development and implementation of our business plan.

Operating Expenses

We incurred operating expenses of $162,585 and $134,461 during the three months ended March 31, 2022 and 2021, respectively. The increase in operating expenses was mainly due to increased selling, general and administrative expenses which totaled $128,378 in the quarter ended March 31, 2022 compared to $100,234 in the quarter ended March 31, 2021. Operating expenses during each period also included salaries and wages, including stock-based compensation, and the Company’s Exchange Act filings and general operating expenditures of running the Company. Management expects operating expenses to increase in future periods as we continue to establish and grow our operations.

Other Income (Expense)

Other income (expense) included in continuing operations were $4,648 and $434,563 during the three months ended March 31, 2022 and 2021, respectively. The difference relates to $126,359 of realized gain on investment plus $308,249 in unrealized gains, related to the investment in the Ecoark common stock received in the sale of Banner Midstream to Ecoark in 2021, with no corresponding amounts recorded during the 2022 period.

Net Income (Loss)

During the three months ended March 31, 2022 and 2021, we recorded a net income (loss) of ($164,113) and $300,102, respectively. The difference was the realized and unrealized gains on investment related to the Ecoark common stock we held, all of which has been sold as of February 24, 2022.

Liquidity and Capital Resources

The Company had $140,241 in available cash as of March 31, 2022. Historically, our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of March 31, 2022, the Company had an accumulated deficit of $4,126,539. As of February 24, 2022, the Company has sold all of the shares of Ecoark it held and received $1,079,730 in gross proceeds therefrom.

We anticipate that among the most critical challenges we will need to overcome in order to establish our planned operations for our new focus in the cannabis industry will be to raise sufficient capital to establish our initial Elysian Stores. While for the past 12 months we have used the proceeds from sales of Ecoark common stock we held to fund our operations, which were more limited than those currently planned, we have sold the remaining shares of Ecoark common stock we held, and any additional capital will therefore need to be raised from the sale and issuance of our common stock or other securities, which may include the incurrence of indebtedness by us.

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

We expect to utilize any capital raising to run our operations for Norr and Elysian. We expect our cash outlays to be much greater than the past two years, and to invest heavily in these businesses.

Net Cash used by Operating Activities:

We reported negative cash flow from operations related to our continuing operations for the three months ended March 31, 2022 and 2021 in the amount of $(207,608) and $(155,962), respectively. It is anticipated that we will continue to report negative operating cash flow in future periods, as to date we have formed two new subsidiaries during the fiscal year ending December 31, 2021 and have incurred and will continue to incur start-up costs to develop these entities and their respective businesses.

Cash Flows from Investing Activities:

We had net cash provided in investing activities from continuing operations related to the proceeds received from the sale of the shares of Ecoark common stock we held in the amount of $38,111 for the three months ended Mach 31, 2022 and $166,653 in the three months ended March 31, 2021. We sold all the remaining shares of Ecoark stock we held during the quarter ended March 31, 2022.

Cash Flows from Financing Activities:

We had no cash flows provided by or used in financing activities during the three months ended March 31, 2022. For the three months ended March 31, 2021, the only cash flows from financing activities related to payments of the Junior Secured Promissory Note in connection with our continuing operations, and cash provided by financing activities from proceeds received from our Chief Executive Officer for working capital purposes. We expect that should the proceeds from the sale of shares in Ecoark be insufficient to provide the necessary capital to the Company, we will incur additional debt or issue common stock or securities convertible or exercisable into common stock to fund continuing operations.

Based upon our current operations, we will need additional working capital to fund our operations over the next 12 months, which we may seek to obtain from one or more financings. Further, if we are able to close the Treehouse acquisition, it is likely we will need additional capital to commercialize the resulting licenses. Because of the inherent uncertainties of the Company at this stage, we cannot be certain as to how much capital we need, if and how we can raise capital or the type or quantity of securities we will be required to issue to do so. In connection with a business combination, we may issue a significant number our shares of our common stock or securities convertible or exercisable into our common stock to the target’s shareholders which will be dilutive to our shareholders.

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

COVID-19 Update

The COVID-19 pandemic has not had a material impact on the Company, particularly due to our lack of operations until the formation of Norr LLC in March 2021. The pandemic may, however, have an impact on our ability to develop the Norr and Elysian businesses. While vaccinations beginning in 2021 allowed for the gradual reopening of the economy, any future variants of the virus, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, the industries in which we operate and plan to operate and the economy in general in light of the pandemic.

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

FORTIUM HOLDINGS CORP.

Dated: April 29, 2022	By:	/s/ Richard Horgan
Richard Horgan
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

