Form 10-Q
period 2022-06-30
Fortium Holdings Corp.
filed 2022-08-12
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2022, the issuer had 8,400,000 shares of its common stock, $0.0001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTIUM HOLDINGS CORP.

(FORMERLY BANNER ENERGY SERVICES CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	JUNE 30,	DECEMBER 31,
	2022	2021
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$33,491	$309,738
Prepaid expenses and other current assets	51,916	20,042
Inventory	40,901	-
Investment	-	33,463

Total current assets	126,308	363,243

Fixed assets, net	1,256	1,675

NON-CURRENT ASSETS:
Intangible assets, net	-	-
Goodwill	-	-

Total non-current assets	-	-

TOTAL ASSETS	$127,564	$364,918

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued expenses	$69,815	$10,842

Total current liabilities	69,815	10,842

Commitments and contingencies

Total Liabilities	69,815	10,842

STOCKHOLDERS’ EQUITY
Common stock, par value, $0.00001, 200,000,000 shares authorized, 8,400,000 issued and outstanding, respectively	840	840
Additional paid in capital	4,316,779	4,316,779
Accumulated deficit	(4,258,133)	(3,963,543)

Total stockholders’ equity before non-controlling interest	59,486	354,076
Non-controlling interest	(1,737)	-

Total Stockholders’ Equity	57,749	354,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,564	$364,918

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORTIUM HOLDINGS CORP.

(FORMERLY BANNER ENERGY SERVICES CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2022	2021	2022	2021

REVENUE	$636	$-	$107	$-
COST OF REVENUE	10,368	-	3,663	-
GROSS PROFIT (LOSS)	(9,732)	-	(3,556)	-

OPERATING EXPENSES
Salaries and wages, including stock-based compensation	68,000	68,725	33,793	34,498
Selling, general and administrative expenses	223,243	153,774	94,865	53,541

Total Operating Expenses	291,243	222,499	128,658	88,039

OPERATING LOSS	(300,975)	(222,499)	(132,214)	(88,039)

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	-	(45)	-	-
Realized gain on investment	4,648	173,681	-	47,323
Unrealized loss on investment	-	(786,206)	-	(1,094,455)
Total other income (expense)	4,648	(612,570)	-	(1,047,132)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE BENEFIT
(PROVISION) FOR INCOME TAXES	(296,327)	(835,069)	(132,214)	(1,135,171)

Provision for income taxes	-	-	-	-

NET (LOSS) INCOME	(296,327)	(835,069)	(132,214)	(1,135,171)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	1,737	-	620	-

NET (LOSS) INCOME TO CONTROLLING INTEREST	$(294,590)	$(835,069)	$(131,594)	$(1,135,171)

NET (LOSS) INCOME PER SHARE - BASIC	$(0.04)	$(0.12)	$(0.02)	$(0.16)

NET (LOSS) INCOME PER SHARE - DILUTED	$(0.04)	$(0.12)	$(0.02)	$(0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	8,400,000	7,000,000	8,400,000	7,000,000
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	8,400,000	7,071,049	8,400,000	7,071,049

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORTIUM HOLDINGS CORP.

(FORMERLY BANNER ENERGY SERVICES CORP.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2022 AND 2021

			Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance - December 31, 2020	7,000,000	$700	$3,397,148	$(1,683,535)	$-	$1,714,313

Net income for the period	-	-	-	300,102	-	300,102

Balance - March 31, 2021	7,000,000	700	3,397,148	(1,383,433)	-	2,014,415

Net loss for the period	-	-	-	(1,135,171)	-	(1,135,171)

Balance - June 30, 2021	7,000,000	$700	$3,397,148	$(2,518,604)	$-	$879,244

Balance - December 31, 2021	8,400,000	$840	$4,316,779	$(3,963,543)	$-	$354,076

Net loss for the period	-	-	-	(162,996)	(1,117)	(164,113)

Balance - March 31, 2022	8,400,000	840	4,316,779	(4,126,539)	(1,117)	189,963

Net loss for the period	-	-	-	(131,594)	(620)	(132,214)

Balance - June 30, 2022	8,400,000	$840	$4,316,779	$(4,258,133)	$(1,737)	$57,749

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORTIUM HOLDINGS CORP.

(FORMERLY BANNER ENERGY SERVICES CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	2022	2021
CASH FLOW FROM OPERATING ACTIVIITES
Net (loss) income	$(294,590)	$(835,069)
Adjustments to reconcile net (loss) income to net cash (used in) operating activities
Change in non-controlling interest	(1,737)	-
Depreciation	419	419
Realized gain on investment	(4,648)	(173,681)
Unrealized loss on investment	-	786,206

Changes in assets and liabilities
Prepaid expenses and other current assets	(72,775)	(285)
Accounts payable and accrued expenses	58,973	(34,027)
Total adjustments	(19,768)	578,632
Net cash (used in) operating activities	(314,358)	(256,437)

CASH FLOWS FROM INVESTING ACTIVITES
Proceeds from sale of investment	38,111	230,088
Purchases of fixed assets	-	(2,513)
Net cash provided by investing activities	38,111	227,575

CASH FLOWS FROM FINANCING ACTIVITES
Repayments of note payable - related parties	-	(22,500)
Net cash (used in) financing activities	-	(22,500)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(276,247)	(51,362)

CASH - BEGINNING OF PERIOD	309,738	63,151

CASH - END OF PERIOD	$33,491	$11,789

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$-	$1,524
Cash paid for income taxes	$-	$-

NONCASH OPERATING ACTIVITIES:

Reclassification of prepaid expenses to inventory	$40,901	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Fortium Holdings Corp.

(Formerly Banner Energy Services Corp.)

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

NOTE 1: DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The terms “we,” “us,” “our,” “registrant,” “Fortium Holdings”, and the “Company” refer to Fortium Holdings Corp.

On July 25, 2022, we acquired White River Holdings Corp., a Delaware corporation (“White River”) from White River’s sole shareholder Ecoark Holdings, Inc. (“Ecoark”), and in exchange the Company issued Ecoark 1,200 shares of the newly designated Series A Convertible Preferred Stock (the “Series A”). We expect White River, an oil and gas driller, will be our primary operating subsidiary. See Note 13. “Subsequent Events.” Although we expect Ecoark to spin-off the common stock underlying the Series A as a dividend to Ecoark’s shareholders, White River will remain our subsidiary.

On March 27, 2020, Banner Midstream Corp., the Company’s principal asset, was acquired by Ecoark Holdings, Inc., (“Ecoark”) pursuant a Stock Purchase Agreement, dated March 27, 2020 (the “Banner Purchase Agreement”), between Ecoark and the Company. Pursuant to the Banner Purchase Agreement, Ecoark acquired 100% of the outstanding capital stock of Banner Midstream in consideration for 1,789,041 shares of common stock of Ecoark valued at $2.72 per share and assumed approximately $11,774,000 in short-term and long-term debt of Banner Midstream and its subsidiaries.

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

On September 9, 2021, the Company formed Elysian, a Colorado corporation and wholly-owned subsidiary. On September 14, 2021, Elysian entered into a Stock Purchase Agreement (“SPA”) with Treehouse Company, Inc. (“Treehouse”), and its sole shareholder Alex Gosselin (the “Seller”) pursuant to which Elysian shall purchase 80% of the capital stock of Treehouse from the Seller for $200,000. Treehouse’s key assets consist of two licenses for commercial cannabis distribution in the State of California. The acquisition of Treehouse will be consummated upon the completion of the terms of the SPA which pertain to the delivery of the $200,000 purchase price to the escrow agent to be held until release upon receipt of the requisite regulatory approval for the transaction. As of June 30, 2022, the acquisition has not closed.

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

Under the JVA, 7Seeds agreed to provide services to Elysian for a 36-month period commencing on the effective date of the JVA, for which Elysian agreed to compensate 7Seeds as follows: (a) $5,000 per month for the first three months following the Effective Date; (b) $10,000 per month beginning in month four and through month twelve; (c) $12,500 per month beginning in month 13 and through month 24; and (d) $15,000 per month beginning in month 25 and through month 36. Additionally, for each Elysian Store for which 7Seeds directly assists in obtaining a cannabis license, 7Seeds will be entitled to receive the following additional compensation: (a) cash payment equal to 6% of that Elysian Store’s gross sales revenues, and (b) $50,000 in shares of the Company’s common stock. As part of the JVA, Elysian granted 7Seeds a limited, non-exclusive, royalty-free, non-transferable, and non-sublicensable, worldwide license during the term of the JVA to all of Elysian’ s intellectual property rights, including all copyrights, patents, trademarks, patent disclosures, and inventions.

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

The maximum ownership the advisors may collectively receive in Norr is 25%. In addition, the advisors may receive shares of Fortium common stock based on meeting enumerated net operating free cash flow thresholds ranging from $1,000,000 to $5,000,000, for a total potential Fortium equity compensation to these advisors of up to $900,000 of shares of Fortium common stock. As a result of Norr generating revenue on January 22, 2022, the aforementioned contractors received a total of 5% of the ownership interests of Norr. Therefore, the Company has recognized a noncontrolling interest of this 5%.

Simultaneously with the SPA, Elysian and the Seller entered into a Memorandum of Understanding with Treehouse pursuant to which the parties agreed that Elysian will purchase the remaining 20% of the capital stock of Treehouse for an additional $200,000 and enter into a second SPA on substantially similar terms to the SPA in connection therewith, subject to state and local regulatory clearance of the transfer of ownership of the two cannabis licenses owned by Treehouse. The SPA provides that if required state and local regulatory clearance is not obtained, the SPA will terminate, Elysian will return the Treehouse capital stock to the Seller and the Seller will return the $200,000 purchase price to Elysian. In July and August 2022, the Company paid deposit on the $400,000 of $50,000.

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

Inventory

Inventory is stated at the lower of cost or market. Inventory cost is determined on a first-in first-out basis. Provisions are made to reduce slow-moving, obsolete, or unusable inventories to their estimated useful.

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

Impact of COVID-19

Since the sale of Banner Midstream, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our lack of operations until recently. The pandemic may, however, have an impact on our ability to develop the Norr business and anticipated Elysian business with the acquisition of Treehouse. In addition, the Company’s new oil and gas business may encounter supply shortages.

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

The following represents the disaggregation of revenue by major source for the six months ended June 30, 2022 and 2021:

	2022	2021
Revenue:
Product sales - Norr	$636	$-
Other revenue	-	-
	$636	$-

There were no significant contract asset or contract liability balances for all periods presented. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 3: FIXED ASSETS

Fixed assets as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022 (unaudited)	December 31, 2021
Computer equipment	$2,513	$2,513
Accumulated depreciation	(1,257)	(838)
Net fixed assets	$1,256	$1,675

Depreciation expense for the six months ended June 30, 2022 and 2021 were $419 and $419, respectively.

NOTE 4: DEPOSIT

On March 8, 2022, the Company entered into a Stock Purchase Agreement whereby the Company paid a non-refundable $50,000 to Firebreak Associates, Inc. in exchange for a total of 5% equity in any of the corporations that Firebreak Associates, Inc. controls if they are selected through the State of California’s retail cannabis license lottery process in Encinitas, California. As of June 30, 2022, the lottery has not taken place.

NOTE 5: INVENTORY

The following represents inventory as of June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022	December 31, 2021
(unaudited)
Products - Norr	$40,901	$-
Reserves	-	-
	$40,901	$-

NOTE 6: NOTES PAYABLE - RELATED PARTIES

The Company borrowed funds from Atikin Investments LLC (“Atikin”), an entity managed by our current (as of July 25, 2022) Chief Executive Officer, to pay for operating expenses. The Company formalized the arrangement on August 1, 2020 when it issued to Atikin a Junior Secured Revolving Promissory Note for a principal amount up to $200,000.

Through December 31, 2020, the Company borrowed a total $57,500 and repaid $35,000 leaving a balance of $22,500. This note had a maturity date of December 15, 2020, which was extended to January 15, 2021. The remaining $22,500 and accrued interest of $1,524 was repaid on January 11, 2021. Interest expense for the six months ended June 30, 2021 was $45.

NOTE 7:  STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has authority to issue up to 200,000,000 shares, par value $0.0001 per share. Our shareholders approved an increase in the authorized number of shares from 100,000,000 to 200,000,000 in May 2018. As of June 30, 2022 and December 31, 2021, there were 8,400,000 shares of the Company’s common stock issued and outstanding, respectively. As of July 25, 2022, the Company authorized a class of preferred stock. See Note 13. “Subsequent Events.”

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

As summary of option activity under the 2016 Plan as of June 30, 2022 and December 31, 2021 and changes during the periods then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2020	60,421	$5.20	7.02
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance outstanding at December 31, 2021	60,421	$5.20	6.02
Exercisable at December 31, 2021	60,421	$5.20	6.02

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2021	60,421	$5.20	6.02
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance outstanding at June 30, 2022	60,421	$5.20	5.52
Exercisable at June 30, 2022	60,421	$5.20	5.52

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

On July 21, 2021, the Company entered into a Consulting Agreement with Atikin for a period of one year, expiring July 20, 2022 and issued Atikin, a company controlled by our current Chief Executive Officer, 1,400,000 warrants that have a term of five years and an exercise price of $0.01, which were issued to Atikin effective upon the execution of a definitive written agreement with a cannabis company, which occurred on September 14, 2021, the effective date of the Treehouse SPA. See Note 9. “Related Party Transactions.” On September 14, 2021, 700,000 of these warrants were assigned to a third party and all 1,400,000 warrants were exercised for $14,000 immediately thereafter.

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	10,628	$16.625	1.70	$-
Granted	1,400,000	0.01	5.00	-
Exercised	(1,400,000)	(0.01)	(5.00)	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2021	10,628	$16.625	0.70	$-
Exercisable at December 31, 2021	10,628	$16.625	0.70	$-

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	10,628	$16.625	0.70	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2022	10,628	$16.625	0.20	$-
Exercisable at June 30, 2022	10,628	$16.625	0.20	$-

The following assumptions were used for the six months ended June 30, 2022 and year ended December 31, 2021:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Expected term	-	5 years
Expected volatility	-%	323.133%
Expected dividend yield	-	-
Risk-free interest rate	-%	0.10%

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

NOTE 9: RELATED PARTY TRANSACTIONS

During the period ended June 30, 2020, the Company borrowed from Atikin, an entity managed by our then and now again our Chief Executive Officer, to pay for operating expenses. The Company formalized the arrangement on August 1, 2020 when it issued to Atikin a Junior Secured Revolving Promissory Note for a principal amount up to $200,000. Through December 31, 2020, the Company had borrowed a total $57,500 and repaid $35,000 leaving a balance of $22,500 as of December 31, 2020. This note had a maturity date of December 15, 2020, which was extended through January 15, 2021, and has been repaid as of January 11, 2021. Interest expense for the period August 1, 2020 through December 31, 2020 was $1,479, and this was repaid as of January 11, 2021.

On July 21, 2021, the Company entered into a Consulting Agreement with Atikin for a period of one year, expiring July 20, 2022. Pursuant to the Consulting Agreement, as amended in September 2021, in exchange for Atikin’s provision of consulting services with respect to mergers and acquisitions and general business and operational assistance, the Company granted Atikin 1,400,000 warrants that have a term of five years and an exercise price of $0.01, which were issued to Atikin effective upon the execution of a definitive written agreement with a cannabis company, which occurred on September 14, 2021, the effective date of the Treehouse SPA. The Company recognized a charge to the Consolidated Statement of Operations of $905,771 for the fair value of these warrants. On September 14, 2021, 700,000 of these warrants were assigned to a third party and all 1,400,000 warrants were exercised for $14,000 immediately thereafter. The Company also paid Atikin a $5,000 consulting fee monthly. The Consulting Agreement was terminated June 30, 2022.

During the year ended December 31, 2021, the Chief Executive Officer advanced the Company $10,000 on a short-term basis and the amount was promptly repaid.

The May Family Foundation controls 18.89% of the outstanding common stock of the Company as of June 30, 2022. Additionally, Atikin, an entity which is controlled by Jay Puchir, our Chief Executive Officer, controls 8.2% of the outstanding common stock and Richard Horgan, the former Chief Executive Officer and a former director of the Company, is a director of the Foundation. Mr. Horgan resigned following the White River transaction. Randy May, our new Executive Chairman, is the father-in-law of Mr. Horgan. In addition, Mr. May’s daughter, Alisa Horgan, became a director on July 28, 2022 following the White River acquisition. Mr. May is the Chief Executive Officer of Ecoark. Each of Messrs. May, Horgan and Puchir disclaim beneficial ownership of the securities held by The May Family Foundation except to the extent of any pecuniary interest therein.

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

Financial instruments consist principally of cash, investments, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the six months ended June 30, 2022 and the year ended December 31, 2021. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis as of:

June 30, 2022	Level 1	Level 2	Level 3	Total Gains and (Losses)
Investment	$-	$-	$-	$4,648

December 31, 2021
Investment	$33,463	$-	$-	$(918,497)

NOTE 11: COMMITMENTS

On December 2, 2021, Elysian, the Company, 7Seeds and Firebreak entered into the JVA. See Note1. “Description of Business.”

NOTE 12: SEGMENT REPORTING

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

Six Months Ended June 30, 2022	Norr	Elysian	Total
Segmented operating revenues	$636	$-	$636
Cost of revenues	10,368	-	10,368
Gross loss	(9,732)	-	(9,732)
Total operating expenses net of depreciation	85,088	205,736	290,822
Depreciation	126	293	419
Other (income) expense	(1,395)	(3,253)	(4,648)
(Loss) from continuing operations	$(93,551)	$(202,776)	$(296,327)

Three Months Ended June 30, 2022	Norr	Elysian	Total
Segmented operating revenues	$107	$-	$107
Cost of revenues	3,663	-	3,663
Gross loss	(3,556)	-	(3,556)
Total operating expenses net of depreciation	37,671	90,777	128,448
Depreciation	63	147	210
Other (income) expense	-	-	-
(Loss) from continuing operations	$(41,290)	$(90,924)	$(132,214)

Segmented assets as of June 30, 2022
Property and equipment, net	$377	$879	$1,256

NOTE 13: SUBSEQUENT EVENTS

The Company executed a Share Exchange Agreement (the “Exchange Agreement”) on July 25, 2022 and pursuant to the Exchange Agreement that day acquired 100% of the outstanding shares of capital stock of White River from Ecoark, White River’s sole shareholder. In exchange the Company issued Ecoark 1,200 shares of the newly designated non-voting Series A Convertible Preferred Stock (the “Series A”). The Series A will become convertible into approximately 42,253,521 shares of the Company’s common stock upon such time as (A) the Company has filed a Form S-1 or Form 10, or other applicable form, with the Securities and Exchange Commission (the “SEC”) and such Form S-1 or other registration statement has been declared effective, or such Form 10 or other applicable form is no longer subject to comments from the Staff of the SEC, and (B) Ecoark elects to distribute shares of the Company’s common stock to Ecoark’s shareholders. The Series A has a stated value of $30 million and has a liquidation preference over the common stock and any subsequent series of junior preferred stock equal to the stated value, plus any accrued but unpaid dividends.

Pursuant to the Exchange Agreement Mr. Randy May, Ecoark’s Chief Executive Officer, was appointed as Executive Chairman and as a director, and Mr. Jay Puchir, Ecoark’s Chief Financial Officer, was appointed as Fortium’s Chief Executive Officer and Principal Financial Officer. Effective July 28, 2022, the number of directors of the Company was fixed at five, and Danny Hames, James Cahill, Greg Landis, and Alisa Horgan were appointed as directors. Alisa Horgan is the daughter of Randy May, and wife of Richard Horgan, who was the Company’s Chief Executive Officer and sole director until after the closing of the White River acquisition.

Ecoark has advised us that it plans to spin-off the common stock issuable upon conversion of the Series A this fall, subject to regulatory approvals including the effectiveness of the Form S-1 or Form 10.

On July 29, 2022, the Company filed a Certificate of Designation with the Nevada Secretary of State designating a new series of preferred stock as Series B Preferred Stock (the “Series B”). The single authorized share of Series B is entitled to vote with the Company’s common stock as a single class on any matter brought before the shareholders, and the Series B is entitled to a number of votes equal to the greater of (A) 100,000,000 votes, or (B) 50.1% of the Company’s voting power as of the applicable date of determination. Any outstanding Series B will be automatically cancelled upon the Company applying to have its common stock listed on a national securities exchange. As of the date of this Report, the Series B is unissued. The Board authorized the Series B because the Company is not subject to Section 13 of the Securities Exchange Act of 1934, so the protections and disclosure provided by Section 13(d) and the rules and regulations promulgated thereunder do not apply to the Company, and the Series B is intended to enable the Board to act quickly to react to any potential hostile takeover. The auto-cancellation provision was included because the super-voting rights contained in the Series B would violate the rules of a prospective national securities exchange.

In July and August 2022, the Company paid $50,000 of the $400,000 due on the license for Treehouse.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the planned spin-off by Ecoark of our common stock issuable upon conversion of its preferred stock, our entrance into the oil and gas drilling industry through our acquisition of White River Holdings Corp., the expected results from oil drilling, our anticipated acquisition of Treehouse Company, Inc. and our ability to pay the full purchase price and obtain regulatory approval for the transfer of licenses, our planned operations under our Joint Venture Agreement with 7Seeds Inc., and Firebreak Associates, Inc. and our ability to use the license thereunder to establish and operate cannabis retail stores at one or more locations, our ability to develop and grow our sporting goods and apparel business or generate material revenue therefrom, our working capital needs, potential financings through the sale of our common stock or other securities, the subsequent use and sufficiency of the proceeds from any capital raising methods we may undertake to fund our operations, our further development and implementation of our business plan and our ability to locate sources of capital necessary to meet our business needs and objectives. All statements other than statements of historical facts contained in this Report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include oil and gas price volatility and the continuation of high oil prices, the impact of (i) the Securities and Exchange Commission’s (“SEC”) propose climate change rules on us including enhanced regulatory compliance costs, (ii) future strains of COVID-19, (iii) the Russian invasion of the Ukraine, (iv) inflation and (v) Federal Reserve interest rate increases in response thereto on the economy including any resulting recession, supply chain shortages, the future prices of, and demand for, oil and gas, our ability to efficiently develop our current oil reserves and economically find or acquire additional recoverable reserves, general risks related to drilling operations, together with those described in this Report under Item 1A of Part II – Risk Factors, which refer to the risk factors applicable to each of our subsidiaries. We also refer to Ecoark’s risk factors relating to its oil and gas drilling business contained in its Form 10-K for the year ended March 31, 2022 which it filed with the SEC. We may also encounter regulatory delays in causing the registration statement to go effective with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Company Overview

Fortium Holdings Corp. (“Fortium” or the “Company”) is a holding company which beginning in late July 2022 operates primarily in oil and gas drilling through White River Holdings Corp. (“White River”). The Company is also in the early stages of operations in the online sporting goods space through Norr LLC, and is developing a business plan for the commencement of operations as a retail distributor of cannabis products in California through Elysian Premium Corp. The cannabis operations are subject to full payment of and receipt of regulatory for the Company’s purchase of two cannabis licenses in California under an agreement entered into in October 2021. The financial statements contained in this report do not reflect the oil and gas business through White River which was acquired by the Company after the period covered by this report. Set forth below is an overview of our current and planned operations.

White River Acquisition

On July 25, 2022, the Company entered into a Share Exchange Agreement with Ecoark and White River pursuant to which the Company acquired White River from Ecoark and in exchange issued Ecoark 1,200 shares of a new series of Series A Convertible Preferred Stock of Fortium (the “Series A”). The transaction was treated as a business combination. Ecoark funded White River with $3 million prior to the business combination.

The Series A is non-voting, has a stated value of $30 million, and is convertible into 42,253,521 shares of Fortium common stock, provided that the Series A will only become convertible if and when a Registration Statement on Form S-1 or Form 10 filed by the Company for the purpose of effecting a spin-off of Fortium’s common stock to Ecoark’s shareholders has been filed and declared effective by the Securities and Exchange Commission, and Ecoark elects to effect said spin-off. The Company has been informed that Ecoark intends to effect the spin-off as soon as practicable following the closing of the business combination and the closing of this Offering. Ecoark’s two senior management members are our management. Our Executive Chairman, Randy May, is one of five directors, his daughter is a new director and he recommended the other three new directors. Our previous sole officer and director was Mr. May’s son-in-law. Following the business combination, Ecoark caused the changes to the Company’s management and Board of Directors.

Following the business combination, our principal operations will consist of generating revenue through oil and gas exploration, production and drilling. Through White River the Company is now engaged in oil and gas exploration, production, and drilling operations on over 30,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi. These subsidiaries are each engaged in oil and natural gas development, production, acquisition, and exploration activities principally in the above-referenced states. We may also expand our energy asset portfolio or engage in other energy-related strategic transactions as they arise, provided we have sufficient capital and market and regulatory conditions otherwise enable favorable to such transactions. Such transactions may serve a number of business objectives, including by seeking to expand our product and service offerings and/or to increase our geographic footprint.

Because the acquisition of White River occurred after the period covered by this Report, the unaudited financial statements contained herein and the discussion below do not reflect the Company’s new oil and gas operations through White River. In future periods, the Company expects that a substantial majority of its revenue-generating activities will be conducted through White River, particularly in the short-term.

In March 2021 the Company formed Norr LLC (“Norr”) as its wholly owned subsidiary through which the Company commenced its operations as an early-stage manufacturer and retailer of sporting goods and apparel. In September 2021, the Company formed Elysian Premium Corp., a Colorado corporation (“Elysian”) in order to enter into the cannabis industry.

Formation of Norr

In March 2021 formed Norr and procured the services of two consultants who assist with our sporting goods and apparel operations through Norr. Specifically, under the respective consulting agreements one of our consultants provides creative design, photography and sporting goods and apparel industry, in overseeing the development, manufacture, advertising and sale of our products. In January 2022, we terminated the prior consulting agreements and entered into new consulting agreements replacing the compensatory terms with these contractors, and procured the services of a third contractor to assist in marketing and sales efforts, including for Norr’s online and social media presence and brand strategy. Management believes that having an online focus, at least in the short term, will allow us to leverage existing online platforms.

Development of Cannabis Business

Until our recent acquisition of White River, our principal business focus was on growing our operations and attempting to generate revenue following our entry into the cannabis industry through the anticipated acquisition of Treehouse Company, Inc. (“Treehouse”) through which we intend to acquire two cannabis licenses in California, subject to regulatory approval and other closing conditions and to establish our brand as a cannabis retail company through a Joint Venture Agreement (the “JVA”) with 7Seeds Inc. (“7Seeds”), and Firebreak Associates, Inc. (“Firebreak”), as more fully described below and in the footnotes to the financial statements contained in this Report.

White River Acquisition

On July 25, 2022, the Company entered into a Share Exchange Agreement with Ecoark Holdings, Inc. (“Ecoark”) and White River pursuant to which the Company acquired White River from Ecoark and in exchange issued Ecoark 1,200 shares of a new series of Series A Convertible Preferred Stock of Fortium (the “Series A”). The transaction was treated as a business combination. The Series A is non-voting, has a stated value of $30 million, and is convertible into 42,253,521 shares of Fortium common stock, provided that the Series A will only become convertible if and when a Registration Statement on Form S-1 or Form 10 filed by the Company for the purpose of effecting a spin-off of Fortium’s common stock to Ecoark’s shareholders has been filed and declared effective by the Securities and Exchange Commission, and Ecoark elects to effect said spin-off. The Company has been informed that Ecoark intends to effect the spin-off as soon as practicable following the closing of the business combination and the closing of this Offering. Ecoark’s management acts as the Company’s management, and Ecoark has designated its Board of Directors. Following the business combination, Ecoark caused the changes to the Company’s management and Board of Directors. Ecoark funded White River with $3 million prior to the business combination.

Following the business combination, our principal operations will consist of generating revenue through oil and gas exploration, production and drilling. Through White River the Company is now engaged in oil and gas exploration, production, and drilling operations on over 30,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi. These subsidiaries are each engaged in oil and natural gas development, production, acquisition, and exploration activities principally in the above-referenced states. We may also expand our energy asset portfolio or engage in other energy-related strategic transactions as they arise, provided we have sufficient capital and market and regulatory conditions otherwise enable favorable to such transactions. Such transactions may serve a number of business objectives, including by seeking to expand our product and service offerings and/or to increase our geographic footprint.

Because the acquisition of White River occurred after the period covered by this Report, the unaudited financial statements contained herein and the discussion below do not reflect the Company’s new oil and gas operations through White River’s operations. In future periods, the Company expects that a substantial majority of its revenue-generating activities will be conducted through White River, particularly in the short-term.

Results of Operations For the Six Months Ended June 30, 2022 compared with the Six Months Ended June 30, 2021

The following discussion of our financial statements is as of June 30, 2022, which reflects our Norr operations which commenced in March 2021 and the continued development of our Elysian business which is still in the early development stage as of June 30, 2022. In subsequent periods following our acquisition of White River in July 2022, we expect our operating revenues, cost of revenues, and operating expenses will increase in the remainder of 2022 and beyond from what they have been in the past two years, particularly as a result of our new oil and gas drilling operations. We expect these metrics may increase further if we are able to raise the required capital, close the acquisition of cannabis licenses and open one or more cannabis retail stores in California as planned. The comparison in our results of operations were for the Company in the very preliminary stages of operations of these respective businesses.

Revenue, Cost of Revenue and Gross Profit

The Company had revenue of $636 and $0 for the six months ended June 30, 2022 and 2021, respectively. Cost of revenue was $10,368 in the six months ended June 30, 2022, which was incurred in connection with the development and implementation of our business plan, resulting in gross loss of $9,732.

Operating Expenses

We incurred operating expenses of $291,243 and $222,499 during the six months ended June 30, 2022 and 2021, respectively. The increase in operating expenses in the 2022 period was mainly due to increases in our selling, general and administrative expenses which totaled $223,243 in the six months ended June 30, 2022 compared to $153,774 in the six months ended June 30, 2021. Operating expenses during each period also included salaries and wages, including stock-based compensation, which were relatively equal between periods. Management expects operating expenses to increase significantly in future periods as a result of our new oil and gas operations through White River and as we continue to establish and grow our Norr and Elysian operations, and as payment obligations under our existing contracts come due as a result of the passage of time or the satisfaction of performance metrics, including those described above.

Other Income (Expense)

Other income (expense) included in continuing operations were $4,648 and $(612,570) during the six months ended June 30, 2022 and 2021, respectively. The difference relates to $786,206 in an unrealized loss on investment partially offset by a realized gain on investment of $173,681 in the 2021 period, with a corresponding $4,648 realized gain on investment recorded during the 2022 period. The amounts in these periods related to the Ecoark common stock we held, all of which has been sold as of February 24, 2022.

Net Loss

During the six months ended June 30, 2022 and 2021, we recorded a net loss of $296,327 and $835,069, respectively. The difference was primarily due to the higher other expense in the 2021 period, partially offset by increased operating losses in the 2022 period.

Liquidity and Capital Resources

The Company had approximately $2,420,000 in available cash as of August 8, 2022. This includes $2,323,767 in cash in bank accounts maintained by White River and its subsidiaries which the Company acquired in the July 25, 2022 business combination described above. The cash in these bank accounts was included as a condition to the closing to enable White River to maintain sufficient working capital to continue its operations following the transaction. With the acquisition of White River, we believe we have sufficient cash to meet our working capital needs for the next 12 months. However, to expand our drilling program, we are exploring the idea of raising additional capital through the private sale of preferred stock and warrants.

Historically, our principal sources of cash have been proceeds from private placements of common stock and incurrence of debt. As of June 30, 2022, the Company had an accumulated deficit of $4,258,133. As of February 24, 2022, the Company has sold all of the shares of Ecoark it held. The Company received a total $1,079,730 in gross proceeds from such sales of Ecoark common stock.

We anticipate that among the most important challenges we will need to overcome in order to materially grow our new oil and gas operations and establish our planned operations in the cannabis industry will be to raise sufficient capital. This will be necessary to acquire working interests and drilling and related equipment, and to establish our initial Elysian Stores. While for the past 12 months we have used the proceeds from sales of Ecoark common stock we held to fund our operations, which were more limited than those currently planned, we have sold the remaining shares of Ecoark common stock we held, and any additional capital in will therefore need to be raised from the sale and issuance of our preferred stock or other securities, which may include the incurrence of indebtedness by us.

We have also agreed to issue a total of 1,200,000 shares of restricted Fortium common stock to White River employees in connection with our recent acquisition of that entity.

We will need additional capital to fund our anticipated acquisition of Treehouse, including both for the second Treehouse SPA which has not been executed, working capital, and to meet our operational obligations in our planned cannabis business such as compensatory arrangements.

We expect to utilize any capital raising to develop, expand and run our operations for White River, Norr and Elysian. We expect our cash outlays to be much greater than the past two years.

Net Cash used by Operating Activities:

We reported negative cash flow from operations related to our continuing operations for the six months ended June 30, 2022 and 2021 in the amount of $(314,358) and $(256,437), respectively. We are unable to predict future trends in cash flows from operating activities at this time given our recent acquisition of White River which now entails a substantial majority of our revenue producing operations but comes with it significant additional working capital requirements to maintain the oil and gas operations.

Cash Flows from Investing Activities:

We had net cash provided in investing activities from continuing operations related to the proceeds received from the sale of the shares of Ecoark common stock we held in the amount of $38,111 for the six months ended June 30, 2022 and $227,575 in the six months ended June 30, 2021. We sold all the remaining shares of Ecoark stock we held during the six months ended June 30, 2022.

Cash Flows from Financing Activities:

We had no cash flows provided by or used in financing activities during the six months ended June 30, 2022. For the six months ended June 30, 2021, the only cash flows from financing activities related to payments of the Junior Secured Promissory Note in connection with our continuing operations, and cash provided by financing activities from proceeds received from our current Chief Executive Officer for working capital purposes. We expect that we will need to incur additional debt or issue common stock or securities convertible or exercisable into common stock to fund continuing operations.

Based upon our current operations, we will need additional working capital to fund our operations over the next 12 months, which we may seek to obtain from one or more financings. The Company anticipates pursuing a private offering of convertible preferred stock and warrants in the coming months in which it will seek to raise up to $20 million to fund its operations and growth objectives. Further, if we are able to close the Treehouse acquisition, it is likely we will need additional capital to commercialize the resulting licenses. Because of the inherent uncertainties of the Company at this stage, we cannot be certain as to how much capital we need, if and how we can raise capital or the type or quantity of securities we will be required to issue to do so.

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

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our lack of operations until the formation of Norr in March 2021. The pandemic may, however, have an impact on our ability to develop and commercialize the White River, Norr and Elysian businesses.

While the COVID-19 pandemic appears to no longer threaten the economy as it did, supply chain shortages seem to have evolved from COVID-19. Moreover, the risk of a serious new COVID-19 strain or other serious virus evolving, as well as the possibility of reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the potential future impact of the pandemic on our business, the industries in which we operate or plan to operate and the economy in general.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, Mr. Jay Puchir, who is presently serving as our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

For the risks related to White River which the Company now faces as a result of its acquisition of White River on July 25, 2022, see Item 1A – Risk Factors of Ecoark’s Annual Report on Form 10-K for its fiscal year ended March 31, 2022, as filed with the SEC on July 7, 2022 (the “Ecoark 10-K”), at pages 12 - 26 thereof. However, investors should note that the Ecoark 10-K, including certain of the risk factors described above, also relate to other Ecoark subsidiaries which Fortium did not acquire in the business combination, including Pinnacle Frac LLC, a frac sand transportation and logistics company, Zest Labs, Inc. a technology holding company, and Agora Digital Holdings, Inc., a Bitcoin mining company, which disclosure is not relevant to White River or Fortium.

For the risks related to Norr and Elsyian, see Item 1A- Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 15, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of equity securities were previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

On July 22, 2022, following approval of the Board of Directors and shareholders, the Company filed Amended and Restated Articles of Incorporation (the “Amended Articles”) with the Nevada Secretary of State. The Amended Articles, among other things, (i) limits the liability of the Company’s officers and directors, and authorizes the Company to indemnify its officers, directors and agents, to the maximum extent permitted by applicable law, and (ii) provide that the internal affairs of the Company, including stockholder derivative actions but excluding claims under the Securities Exchange Act of 1934, shall be brought exclusively in state courts located in Nevada, and that the federal district courts of the United States shall have exclusive jurisdiction over claims brought under the Securities Act of 1933, and that the United States District Court for the District of Nevada shall be the exclusive venue with respect to any cause of action brought under the Securities Act of 1933 or the Securities Exchange Act of 1934. The Amended Articles are filed with this Report as Exhibit 3.1.

ITEM 6 – EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Articles of Incorporation				Filed
3.2	Bylaws	S-1	11/1/2013	3.2
3.2(a)	Amendment to Bylaws	8-K	8/19/2015	3.3
3.3	Certificate of Designation of Series A Convertible Preferred Stock	8-K	7/29/2022
3.3	Certificate of Designation of Series B Preferred Stock	8-K	7/29/2022	3.1
10.1	Form of Share Exchange Agreement+	8-K	7/29/2022	3.2
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed

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

FORTIUM HOLDINGS CORP.

Dated: August 12, 2022	By:	/s/ Jay Puchir
Jay Puchir
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

