Form 10-Q
period 2022-12-31
White River Energy Corp.
filed 2023-02-14
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

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

As of February 10, 2023, the issuer had 10,166,667 shares of common stock, $0.0001 par value per share, outstanding.

2

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 (UNAUDITED) AND MARCH 31, 2022

	DECEMBER 31,	MARCH 31,
	2022	2022
	(unaudited)

ASSETS
CURRENT ASSETS:

Cash (including $251,375 and $201,050 in restricted cash)	$1,215,439	$251,050
Accounts receivable, net of $50,895 in reserve for bad debt in December 31, 2022	873,691	634,483
Receivable - Participation Agreement	1,597,632	-
Inventories - Crude Oil	103,324	107,026
Prepaid expenses and other current assets	1,041,931	318,771

Total current assets	4,832,017	1,311,330

NON-CURRENT ASSETS:
Property and equipment, net	3,156,992	596,464
Right of use asset - operating lease	136,390	243,494
Right of use asset - financing lease	184,532	-
Oil and gas properties, full cost-method	5,358,850	6,626,793
Capitalized drilling costs, net of depletion	494,408	604,574
Other assets	13,465	14,760
Goodwill	2,100,374	2,100,374

Total non-current assets	11,445,011	10,186,459

TOTAL ASSETS	$16,277,028	$11,497,789

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,306,839	$799,100
Accrued liabilities	241,853	119,600
Due to Ecoark Holdings, Inc. (*)	-	-
Cash overdraft	-	27,918
Derivative liabilities (including the Series C Preferred Shares)	12,353,541	-
Deferred liabilities	3,243,153	-
Convertible note payable, net of discount	582,569	-
Current portion of long-term debt	65,518	-
Current portion of lease liability - operating lease	145,476	155,263
Current portion of lease liability - financing lease	29,020	-

Total current liabilities	17,967,969	1,101,881

NON-CURRENT LIABILITIES
Lease liability - operating lease, net of current portion	4,179	110,235
Lease liability - financing lease, net of current portion	123,550	-
Long-term debt, net of current portion	143,953	-
Asset retirement obligations	671,135	1,303,751

Total non-current liabilities	942,817	1,413,986

Total Liabilities	18,910,786	2,515,867

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A - 1,200 and 1,200 shares issued and outstanding (*)	1	1
Series B - no shares issued and outstanding	-	-
Series C - 190.2726308 and 0 shares issued and outstanding (included in derivative liabilities)	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized and 10,066,667 and 0 shares issued and outstanding (*)	1,007	-
Additional paid in capital (*)	41,912,737	25,660,896
Accumulated deficit	(44,547,503)	(16,678,975)

Total stockholders’ equity (deficit)	(2,633,758)	8,981,922

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,277,028	$11,497,789

(*)	On July 25, 2022, White River Holdings Corp. (“Holdings”) acquired White River Energy Corp, then named Fortium Holdings Corp. (the “Company”), in a share exchange. White River Holding’s parent, Ecoark Holdings, Inc. (“Ecoark”), was issued 1,200 shares of Series A convertible preferred stock (“Series A”) of the Company in exchange for the 60,000,000 common shares that were outstanding at the time of the share exchange. The Company has reflected this transaction retroactively in these interim financial statements. Since the amounts Due to Ecoark were exchanged in the issuance of the preferred shares, these have been reflected in additional paid in capital.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	NINE MONTHS ENDED		THREE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2022	2021	2022	2021

REVENUES	$3,015,203	$3,573,186	$806,443	$1,270,115

COSTS AND EXPENSES
Cost of revenues (excludes items below)	1,109,372	705,707	297,395	11,449
Salaries and salaries related costs	4,861,432	1,946,302	2,540,366	700,424
Professional and consulting fees	2,821,430	284,900	2,502,156	143,680
Oilfield costs, supplies and repairs	8,552,596	651,421	4,328,988	55,793
Selling, general and administrative costs	3,192,647	3,095,913	598,275	488,352
Depreciation, amortization, impairment, depletion, and accretion	6,398,704	1,587,702	196,308	353,440

Total costs and expenses	26,936,181	8,271,945	10,463,488	1,753,138

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE)	(23,920,978)	(4,698,759)	(9,657,045)	(483,023)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	3,451,752	7,647,407	3,451,752	5,489,569
Derivative expense	(10,124,521)	-	(10,124,521)	-
Gain (loss) on sale of oil and gas property and ARO	405,052	721,365	13,519	-
Gain on sale of working interests on oil and gas properties	2,569,241	-	1,597,632	-
Amortization of original issue discount	(6,525)	-	(6,525)	-
Interest expense, net of interest income	(9,108)	(262,528)	(4,985)	15,642
Total other income (expense)	(3,714,109)	8,106,244	(5,073,128)	5,505,211

(LOSS) INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(27,635,087)	3,407,485	(14,730,173)	5,022,188

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(85,848)	-	-	-
Loss on disposal of discontinued operations	(144,654)	-	-	-
Total discontinued operations	(230,502)	-	-	-

(LOSS) INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(27,865,589)	3,407,485	(14,730,173)	5,022,188

PROVISION FOR INCOME TAXES	(2,939)	-	(2,939)	-

NET (LOSS) INCOME	$(27,868,528)	$3,407,485	$(14,733,112)	$5,022,188

NET (LOSS) EARNINGS PER SHARE - BASIC
Continuing operations	$(3.23)	$-	$(1.70)	$-
Discontinued operations	(0.03)	-	-	-
NET (LOSS) EARNINGS PER SHARE	$(3.26)	$-	$(1.70)	$-

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC (*)	8,557,233	-	8,671,739	-

NET (LOSS) EARNINGS PER SHARE - DILUTED	$(3.26)	$-	$(1.70)	$-

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED (*)	8,557,233	-	8,671,739	-

(*)	Since the retroactive treatment is reflected and there were only Series A preferred shares issued in the exchange, no EPS for the prior periods are reflected. The 1,200 Series A convert into 42,253,521 common shares.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN  STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	Series A Preferred Stock (*)		Series C Preferred Stock		Common Stock (*)		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital (*)	Deficit	Total

Balance - March 31, 2021(*)	1,200	$1	-	$-	-	$-	$23,907,983	$(9,756,222)	$14,151,762

Advances from Ecoark Holdings Inc. to White River Holdings Corp, net	-	-	-	-	-	-	3,213,283	-	3,213,283
Cost allocations from Ecoark Holdings, Inc.	-	-	-	-	-	-	(974,485)	-	(974,485)
Net income for the period	-	-	-	-	-	-	-	1,017,766	1,017,766

Balance - June 30, 2021	1,200	1	-	-	-	-	26,146,781	(8,738,456)	17,408,326

Advances from Ecoark Holdings, Inc. to White River Holdings Corp, net	-	-	-	-	-	-	(433,331)	-	(433,331)
Cost allocations from Ecoark Holdings, Inc.	-	-	-	-	-	-	1,675,482	-	1,675,482
Net loss for the period	-	-	-	-	-	-	-	(2,632,469)	(2,632,469)

Balance - September 30, 2021	1,200	1	-	-	-	-	27,388,932	(11,370,925)	16,018,008

Advances from Ecoark Holdings, Inc. to White River Holdings Corp, net	-	-	-	-	-	-	(25,336)	-	(25,336)
Cost allocations from Ecoark Holdings, Inc.	-	-	-	-	-	-	(5,081,496)	-	(5,081,496)
Net income for the period	-	-	-	-	-	-	-	5,022,188	5,022,188

Balance - December 31, 2021	1,200	$1	-	$-	-	$-	$22,282,100	$(6,348,737)	$15,933,364

Balance - March 31, 2022	1,200	$1	-	$-	-	$-	$25,660,896	$(16,678,975)	$8,981,922

Advances from Ecoark Holdings, Inc. to White River Holdings Corp, net	-	-	-	-	-	-	2,597,455	-	2,597,455
Net loss for the period	-	-	-	-	-	-	-	(1,986,544)	(1,986,544)

Balance - June 30, 2022	1,200	1	-	-	-	-	28,258,351	(18,665,519)	9,592,833

Advances from Ecoark Holdings, Inc. to White River Holdings Corp, net	-	-	-	-	-	-	1,297,322	-	1,297,322
To reflect the reverse merger of White River Holdings Corp	-	-	-	-	8,400,000	840	5,963,160	-	5,964,000
To record contribution of capital by Ecoark Holdings, Inc.	-	-	-	-	-	-	3,000,000	-	3,000,000
Stock-based compensation	-	-	-	-	-	-	657,935	-	657,935
Net loss for the period	-	-	-	-	-	-	-	(11,148,872)	(11,148,872)

Balance - September 30, 2022	1,200	1	-	-	8,400,000	840	39,176,768	(29,814,391)	9,363,218

Preferred shares issued in PIPE, net of classification as liability**	-	-	-	-	-	-	-	-	-
Shares issued in consulting agreement	-	-	-	-	1,666,667	167	1,666,500	-	1,666,667
Stock-based compensation	-	-	-	-	-	-	1,069,469	-	1,069,469
Net loss for the period	-	-	-	-	-	-	-	(14,733,112)	(14,733,112)

Balance - December 31, 2022	1,200	$1	-	$-	10,066,667	$1,007	$41,912,737	$(44,547,503)	$(2,633,758)

*	On July 25, 2022, White River Holdings acquired the Company in a share exchange. White River Holding’s parent, Ecoark was issued 1,200 Series A of the Company in exchange for the 60,000,000 common shares that were outstanding at the time of the share exchange. The Company has reflected this transaction retroactively in these interim financial statements along with amounts due to Ecoark that were exchanged for the Series A.

**	The entire value of the 190.2726308 shares of Series C Convertible Preferred Stock is reflected as a liability and thus not included herein.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	DECEMBER 31,
	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES FROM OPERATIONS
Net (loss) income	$(27,868,528)	$3,407,485
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Home office allocation	-	(4,380,499)
Depreciation, amortization, depletion, accretion and impairment	6,406,201	1,587,702
Share-based compensation	1,727,404	-
Fees paid in termination of note payable	65,065	-
Bad debt reserve	50,895	-
Loss on disposal of Norr and Elysian	144,654	-
Gain on disposal of oil and gas property, ARO and fixed assets	(405,052)	(29,078)
Change in fair value of derivative liability	(3,451,752)	-
Common stock issued for services	1,666,667	-
Derivative expense	10,124,521	-
Amortization of discount	6,525	-
Expenses recorded on notes payable and preferred stock transactions	50,000	-
Changes in assets and liabilities
Accounts receivable	(290,103)	42,692
Receivable - Participation Agreement	(1,597,632)	-
Inventory	3,702	(43,136)
Prepaid expenses and other current assets	(721,865)	(24,561)
Amortization of right of use asset - operating leases	107,104	83,167
Amortization of right of use asset - financing leases	5,173	-
Deferred revenues	3,243,153	-
Contribution from Ecoark Holdings, Inc.	3,884,620	2,754,616
Operating lease expense	(115,843)	(89,570)
Interest expense on financing leases	806	-
Accrued payable and accrued liabilities	629,992	(2,978,112)
Total adjustments	21,534,235	(3,076,779)
Net cash used in operating activities of continuing operations	(6,334,293)	330,706
Net cash used in discontinued operations	(88,340)	-
Net cash (used in) provided by operating activities	(6,422,633)	330,706

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of oil and gas properties, net of asset retirement obligations	-	(303,500)
Advances on note receivable	(200,000)	-
Payments received from note receivable	200,000	-
Proceeds from the sale of fixed assets	-	2,500
Capitalized drilling costs	(214,197)	-
Proceeds from the sale of oil and gas properties	999,999	-
Purchase of fixed assets	(1,096,442)	(19,500)
Net cash (used in) investing activities	(310,640)	(320,500)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in cash overdraft	(27,918)	(9,798)
Proceeds from Series C Preferred Stock, net	4,721,816	-
Proceeds from long-term debt	145,266	-
Proceeds from note payable	1,485,000	-
Repayment of long-term debt and note payable	(1,588,561)	-
Payment of lease liability	(37,941)	-
Proceeds from Ecoark Holdings, Inc. in acquisition of White River	3,000,000	-
Net cash provided by (used in) financing activities	7,697,662	(9,798)

NET INCREASE IN CASH AND RESTRICTED CASH	964,389	408

CASH AND RESTRCITED CASH - BEGINNING OF PERIOD	251,050	250,413

CASH AND RESTRICTED CASH - END OF PERIOD	$1,215,439	$250,821

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$10,841	$-
Cash paid for income taxes	$2,939	$-

SUMMARY OF NON-CASH ACTIVITIES:

Net assets acquired from Fortium Holdings Corp.	$46,157	$-
Bifurcation of derivative liability from convertible note	$923,956	$-
ROU asset acquired for lease liability - financing leases	$189,705	$-
Fixed assets acquired for notes payable and long-term debt	$1,587,701	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2022

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

The Company executed a Share Exchange Agreement (the “Exchange Agreement”) on July 25, 2022 and pursuant to the Exchange Agreement that day acquired 100% of the outstanding shares of capital stock of White River Holdings Corp, a Delaware corporation (“Holdings”) from Ecoark Holdings, Inc. (“Ecoark”), Holding’s sole stockholder. In exchange the Company issued Ecoark 1,200 shares of the newly designated non-voting Series A Convertible Preferred Stock (the “Series A”). The Series A will become convertible into approximately 42,253,521 shares of the Company’s common stock upon such time as (A) the Company has filed a Form S-1, with the Securities and Exchange Commission (the “SEC”) and such Form S-1 has been declared effective or is no longer subject to comments from the Staff of the SEC, and (B) Ecoark elects to distribute shares of the Company’s common stock to Ecoark’s stockholders. The Company filed the Form S-1 in December 2022 (File No. 333-268707), and is currently in the process of addressing the comments from the SEC Staff. The Series A has a stated value of $30 million and has a liquidation preference over the common stock and any subsequent series of junior preferred stock equal to the stated value, plus any accrued but unpaid dividends; the Series A, however, does not have any of the voting rights of common stockholders. The transaction was accounted for as a share exchange, whereby Holdings is considered the accounting acquirer. Since the share exchange occurred with a non-shell public company, the transaction included the purchase of the non-controlling interest of Fortium Holdings Corp. Except as expressly indicated in this Report to the contrary or where the context clearly dictates otherwise, references in this Report to “Fortium Holdings Corp.” refers to the predecessor of the Company before the Holdings share exchange was effected in July 2022.

Holdings has operations in oil and gas, including exploration, production and drilling operations on over 30,000 cumulative acres of active mineral leases Louisiana, and Mississippi.

Pursuant to the Exchange Agreement Mr. Randy May, Ecoark’s Chief Executive Officer, was appointed as Executive Chairman and as a director of the Company, and Mr. Jay Puchir, Ecoark’s Chief Financial Officer, was appointed as Chief Executive Officer and Principal Financial Officer of the Company. Effective July 28, 2022, the number of directors of the Company was fixed at five, and Danny Hames, James Cahill, Greg Landis, and Alisa Horgan were appointed as directors. Alisa Horgan is the daughter of Randy May, and wife of Richard Horgan, who was the Company’s Chief Executive Officer and sole director until after the closing of the Holdings acquisition.

Ecoark has advised us that it plans to spin-off the common stock issuable upon conversion of the Series A issued in the share exchange with Holdings, subject to the effectiveness of the Form S-1.

On July 29, 2022, the Company filed a Certificate of Designation with the Nevada Secretary of State designating a new series of preferred stock as Series B Preferred Stock (the “Series B”). The single authorized share of Series B is entitled to vote with the Company’s common stock as a single class on any matter brought before the stockholders, and the Series B is entitled to a number of votes equal to the greater of (A) 100,000,000 votes, or (B) 50.1% of the Company’s voting power as of the applicable date of determination. Any outstanding Series B will be automatically cancelled upon the Company applying to have its common stock listed on a national securities exchange. As of the date of this Report, the Series B is unissued. The Series B is intended to enable the Board of Directors to act quickly to react to any potential hostile takeover. The auto-cancellation provision was included because the super-voting rights contained in the Series B would violate the rules of a prospective national securities exchange.

On October 25, 2022, the Company filed a Certificate of Designation of the Rights, Preferences and Limitations (the “Series C Certificate of Designation”) of Series C Convertible Preferred Stock (the “Series C”) with the Nevada Secretary of State. The Series C Certificate of Designation provides for the issuance of up to 1,000 shares of Series C. From October 25, 2022 through November 8, 2022, the Company sold 190.2726308 Units, with each Unit comprised of one share of Series C and one Warrant to purchase 200% of the shares of common stock underlying such share of Series C (the “Units”) at a purchase price of $25,000 per Unit for $4,756,816 in proceeds net of offering expenses of $35,593. The Warrants may be separately sold by the holders rather than exercised into shares of common stock, and the Company has submitted an application for the Warrants to be traded on the OTCQB under their own unique ticker symbol.

On March 18, 2021, the Company formed Norr LLC (“Norr”), a Nevada limited liability company and wholly-owned subsidiary of the Company, and commenced operations as a sports equipment and apparel manufacturer and retailer.

On September 9, 2021, the Company formed Elysian, a Colorado corporation and wholly-owned subsidiary, for the purpose of engaging in cannabis operations.

In September 2022, the Company sold both Norr and Elysian pursuant to a Membership Interest Purchase Agreement (“MIPA”) for Norr, and a Stock Purchase Agreement for Elysian. These entities were sold to non-related third parties for $1 each. The purpose of the sale of these entities was for the Company to divest themselves of their non-core assets and focus exclusively on the oil and gas production business of Holdings.

On September 16, 2022, the Board of Directors and stockholders approved the name change of the Company from Fortium Holdings Corp. to White River Energy Corp. All paperwork were submitted to both the State of Nevada and to the Financial Industry Regulatory Authority (“FINRA”) on September 20, 2022 and subsequently approved.

The Company has reflected the operations of both Norr and Elysian post-combination in discontinued operations and have reflected the loss on disposal of these companies in the Statements of Operations. All information related to the prior operations and corporate formation of these entities is included in the Company’s Annual Report on Form 10-K, filed March 15, 2022 and the Form 10-Q for the period ended June 30, 2022 filed August 12, 2022.

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

As the acquisition of Holdings resulted in the owner of Holdings gaining control over the combined entity after the transaction, and the stockholders of the Company continuing only as passive investors, the transaction was not considered a business combination under the ASC. Instead, this transaction was considered to be a capital transaction of the legal acquiree (Holdings) and was equivalent to the issuance of shares by Holdings for the net monetary assets of the Company, except for the purchase of the 8,400,000 shares of issued and outstanding common shares of Fortium Holdings Corp., which were considered as purchase consideration resulting in $5,917,843 of goodwill that was impaired immediately. As a result, the historical balances represent Holdings. See Note 2, “ Merger” for more details on the accounting for the share exchange.

The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as well as the Holdings audited financial statements that are reflected in Form 8-K/A filed by the Company on October 28, 2022. Therefore, the interim condensed consolidated financial statements should be read in conjunction with those reports. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year due to various factors.

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

Reclassifications

The Company has reclassified certain amounts in the December 31, 2021 condensed consolidated financial statements to be consistent with the December 31, 2022 presentation. These changes had no impact on the Company’s financial position or result of operations for the periods presented. In addition, we had reclassifications related to the retroactive treatment of certain liabilities and equity items which are reflected by asterisks in the condensed consolidated financial statements that had no impact on our net loss.

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

There was $312,679 and $1,445,233 in depletion expense for the Company’s oil and gas properties for the nine months ended December 31, 2022 and 2021, and $110,722 and $305,079 for the three months ended December 31, 2022 and 2021, respectively.

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

The Ceiling is defined as the sum of: (a) the present value, discounted at 10% and assuming continuation of existing economic conditions, of (1) estimated future gross revenues from proved reserves, which is computed using oil and gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements pursuant to Staff Accounting Bulletin (“SAB”) 103, less (2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus, (b) the cost of properties being amortized; plus, (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties. A ceiling test was performed as of December 31, 2022 and there were no indications of impairment noted.

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

Property and Equipment and Long-Lived Assets

Property and equipment is stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets.

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

Segment Reporting

The Company follows the provisions of ASC 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The only continuing operation is that of Holdings, and the Company only operates in one segment – oil and gas production.

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

Correction of Immaterial Misstatement

During the quarter ended September 30, 2022, the Company in their previously issued condensed consolidated financial statements classified $2,100,374 of goodwill in additional paid in capital upon the July 25, 2022 share exchange between Holdings and Fortium Holdings Corp. The goodwill was the result of the Holdings reporting unit from the previous parent of Holdings, Ecoark.

During the quarter ended December 31, 2022, the Company became aware of the reclassification and has adjusted both goodwill and additional paid in capital by $2,100,374. The Company has determined that there is no impairment on this goodwill as of December 31, 2022 or September 30, 2022.

Based on an analysis of ASC 250 “Accounting Changes and Error Corrections”, Staff Accounting Bulletin 99 “Materiality” and Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, we have determined that this error was immaterial to the previously issued consolidated financial statements for the six months ended September 30, 2022.

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

Liquidity

With the acquisition of Holdings, their former parent, Ecoark contributed $3,000,000 into the Company as part of the purchase. In addition, the Company raised capital through a private investment in a public equity (PIPE) and raised approximately $4,800,000 from this PIPE offering, together with $4,214,762 received from Participation Agreements to provide the funds necessary for the Company’s drilling program. The Company also began receiving drilling capital from the White River Fund during the quarter ended December 31, 2022 and launched the White River Drilling Club in January 2023 from both of which the Company is receiving a 25% promoted working interest on successfully completed oil and gas production wells. The Company has determined that there is substantial doubt about their ability to continue as a going concern.

The accompanying financial statements for the period ended December 31, 2022 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Impact of COVID-19

COVID-19 has previously had a profound effect on the U.S. and global economy and may continue to affect the economy and the industries in which we operate, depending on the vaccine and booster rollouts and the emergence of virus mutations.

COVID-19 did not have a material effect on the Consolidated Statements of Operations or the Consolidated Balance Sheets for the nine months ended December 31, 2022.

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

NOTE 2: MERGER

The acquisition of Holdings was considered a reverse merger. In accordance with ASC 805-40-45-1, the consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (White River Energy Corp) but described in the notes to the financial statements as a continuation of the financial statements of the legal subsidiary (Holdings), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree (White River Energy Corp). That adjustment is required to reflect the capital of the legal parent. Comparative information presented in the consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent.

Under ASC 805-40-45-2, the consolidated financial statements represent the continuation of the legal subsidiary except for the capital structure, as follows:

(a)	The assets and liabilities of the legal subsidiary recognized and measured at their pre-combination carrying amounts;
(b)	The assets and liabilities of the legal parent recognized and measured in accordance with the guidance in this topic applicable to business combinations (ASC 805);
(c)	The retained earnings and other equity balances of the legal subsidiary before the business combination;
(d)	The amount recognized as issued equity interests in the consolidated financial statements determined by adding the issued equity interest of the legal subsidiary outstanding immediately before the business combination to the fair value of the legal parent determined in accordance with the guidance in ASC 805 applicable to business combinations. However, the equity structure reflects the equity structure of the legal parent, including the equity interests the legal parent issued to effect the combination. Accordingly, the equity structure of the legal subsidiary is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent issued in the reverse acquisition.

Fortium Holdings Corp. issued Ecoark 1,200 shares of Series A valued at $30,000,000 in the share exchange transaction. On an as converted basis, the 1,200 Series A shares convert to 42,253,521 shares of common stock which represents approximately 80% of the total issued and outstanding shares on a fully diluted basis.

On July 25, 2022, the Company completed the share exchange transaction with Holdings. As a result of this transaction, which is accounted for as a share exchange, Holdings is a wholly owned subsidiary of the Company (the “Merger”). In accordance with the terms of the Merger, at the effective time of the Merger, the outstanding shares of the common stock of Holdings were exchanged for the 1,200 shares of Series A of the Company. This exchange of shares and the resulting controlling ownership of the Company constitutes a reverse acquisition resulting in a recapitalization of Holdings and purchase accounting being applied to the non-controlling interest acquired from Fortium Holdings Corp. under ASC 805 due to Holdings being the accounting acquirer and Fortium Holdings Corp., being deemed an acquired business as they were not a shell corporation. This requires financial reporting from the Merger close date forward to reflect only the historic consolidated results of Holdings and to include the consolidated results for the Company and subsidiaries from July 25, 2022 forward.

The previously existing businesses of the Company at the time of the Merger, consisting of Norr and Elysian, were sold within 60 days of the Merger taking place.

The estimated allocation of the purchase price of the assets acquired and liabilities assumed for the acquisition by Holdings of Fortium Holdings Corp. via the reverse acquisition are set forth below in accordance with the guidance under ASC 805:

Purchase Price Allocation of Fortium Holdings Corp.

Current assets – inventory and deposits	$113,472
Accounts payable and accrued expenses	(67,315)
Goodwill	5,917,843

Purchase price	$5,964,000

This allocation is based on management’s estimated fair value of the Fortium Holdings Corp assets and liabilities as of July 25, 2022 utilizing the guidance in ASC 820-10-35 which included the measurement based on a known level one input regarding the applicable share price as well as the level of activity in the Company and the fact that the value was driven off of a business no longer included in the Company’s current operations. Fortium Holdings Corp. assets were derived from a total value of $5,964,000, based on 8,400,000 shares of common stock outstanding on July 25, 2022 and the closing price that day of $0.71 per share. The Company impaired the goodwill effective with the Merger on July 25, 2022, as they had decided at that time to sell the Norr and Elysian businesses, although the sales were effected later in September 2022. The Company sold these two entities for a total of $4 in September 2022. The loss on the sale is reflected as a loss on disposal in the condensed consolidated statements of operations.

The following pro forma balance sheet reflects the details of the March 31, 2022 consolidated balance sheet as presented in the Company’s financial statements as a result of the share exchange.

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2022

	Historical Fortium	White River	Other	Other
	Holdings	Holdings	Transaction	Transaction
	Corp	Corp	Adjustments	Adjustments	Pro Forma
			(1)	(2)
ASSETS

CURRENT ASSETS
Cash	$140,241	$251,050	$-	$(140,241)	$251,050
Accounts receivable	-	634,483	-	-	634,483
Prepaid expenses and other current assets	71,756	318,771	-	(71,756)	318,771
Inventory	-	107,026	-	-	107,026
Current assets held for sale	-	-	-	-	-
Total current assets	211,997	1,311,330	-	(211,997)	1,311,330

NON-CURRENT ASSETS

Property and equipment, net	1,466	596,464	-	(1,466)	596,464
Capitalized drilling costs	-	604,574	-	-	604,574
Oil and gas reserves	-	6,626,793	-	-	6,626,793
Right of use asset - operating leases	-	243,494	-	-	243,494
Other assets	-	14,760	-	-	14,760
Goodwill	-	2,100,374	-	-	2,100,374
Total non-current assets	1,466	10,186,459	-	(1,466)	10,186,459

TOTAL ASSETS	$213,463	$11,497,789	$-	$(213,463)	$11,497,789

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$23,500	$918,700	$-	$(23,500)	$918,700
Current portion of lease liability - operating leases	-	155,263	-	-	155,263
Cash overdraft	-	27,918	-	-	27,918
Due to Ecoark Holdings, Inc.	-	-	-	-	-
Total current liabilities	23,500	1,101,881	-	(23,500)	1,101,881

NON-CURRENT LIABILITIES
Asset retirement obligation	-	1,303,751	-	-	1,303,751
Lease liability - operating leases, net of current portion	-	110,235	—	-	110,235
	-	1,413,986	-	-	1,413,986

Total liabilities	23,500	2,515,867	-	(23,500)	2,515,867

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.0001 par value	1	-	-	-	1
Common stock, $0.0001 par value	-	60	(60)	-	-
Additional paid-in capital	4,317,618	25,660,837	(4,127,596)	(189,963)	25,660,896
Accumulated deficit	(4,126,539)	(16,678,975)	4,126,539	-	(16,678,975)
Total stockholders’ equity (deficit) before non-controlling interest	191,080	8,981,922	(1,117)	(189,963)	8,981,922
Non-controlling interest	(1,117)	-	1,117	-	-
Total stockholders’ equity (deficit)	189,963	8,981,922	-	(189,963)	8,981,922

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$213,463	$11,497,789	$-	$(213,463)	$11,497,789

Adjustments:	(1)	To reflect the retained earnings and other equity balances of Holdings, pre-combination with Fortium Holdings Corp.
	(2)	To reclassify assets sold of Norr/Elysian in September 2022

The consolidated statements of operations and cash flows represent the operations of Holdings for the nine months ended December 31, 2022 and 2021 include cost allocations from Holding’s former parent Ecoark as discussed below.

Cost Allocations

The consolidated financial statements of Holdings have been prepared in connection with the expected separation and have been derived from the consolidated financial statements and accounting records of Ecoark operated on a standalone basis during the periods presented and were prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements reflect allocations of certain Ecoark corporate, infrastructure and shared services expenses, including centralized research, legal, human resources, payroll, finance and accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury, and other income and expenses for interest expense on debt that portions were used for Holdings, changes in derivative liabilities on the books of Ecoark for Warrants granted in offerings of which proceeds went towards the operations of Holdings, and conversions of debt. As noted, the derivative liabilities are included in Ecoark’s books however, the advances made by Ecoark related to the proceeds received that were recognized as a derivative liability are included in the March 31, 2022 balance sheet as “Due to Ecoark Holdings, Inc.” which was reclassified to additional paid in capital. Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount, asset, or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented pursuant to SAB Topic 1.B.1. The allocations may not, however, reflect the expense the Company would have incurred as a standalone company for the periods presented. These costs also may not be indicative of the expenses that the Company will incur in the future or would have incurred if the Company had obtained these services from a third party.

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

In continuing operations, the Company only recognizes revenue from one source, oil and gas production and services, with the exception of $4,363 recognized in management fee revenue in 2022 for the management of the White River E&P I, LP.

The Company may, from time to time, do contract drilling of oil wells for other energy companies and that services revenue would be categorized as Other Revenue within continuing operations. The Company may, from time to time, sell off working interests in drilling projects on its own oil and gas mineral leases, and that revenue would be categorized within “Other Income (Expense)”. Included in deferred revenue as of December 31, 2022 are proceeds received from White River E&P I, LP (the “Fund”) for working interests on two wells. As noted in Note 16 “Commitments”, the Company has made the commitment to purchase all outstanding working interests from the Fund at the end of the five-year term on June 30, 2028, to close out the Fund and offer a mechanism to return capital to investors in the Fund.  The Company has formally committed to purchasing these working interests at a PV20 valuation by an independent firm. Since drilling on these two wells has not been completed as of December 31, 2022, no estimate can be provided for the valuation. The Company has reflected these amounts as deferred liabilities pending this valuation.

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

NOTE 4: INVENTORIES

Holding’s inventory as of December 31, 2022 and March 31, 2022 of $103,324 and $107,026, respectively, consisted of crude oil of approximately 4,135 and 4,935 barrels of unsold crude oil, respectively, using the lower of cost (LIFO) or net realizable value.

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2022 and March 31, 2022:

	December 31, 2022	March 31, 2022
	(unaudited)
Land	$140,000	$140,000
Buildings (39 years)	236,000	236,000
Machinery and equipment (3 to 10 years)	2,962,259	278,116
Total property and equipment	3,338,259	654,116
Accumulated depreciation and impairment	(181,267)	(57,652)
Property and equipment, net	$3,156,992	$596,464

As of December 31, 2022, the Company performed an evaluation of the recoverability of these long-lived assets.

Depreciation expense for the nine months ended December 31, 2022 and 2021 was $123,615 and $24,754, respectively. Depreciation does not include items in fixed assets that are not in service. The Company purchased two additional drilling rigs during the quarter-ended December 31, 2022 which resulted in the majority of the increase in machinery and equipment.

NOTE 6: CAPITALIZED DRILLING COSTS AND OIL AND GAS PROPERTIES

As noted, under Rule 4-10 (c)(2) of Regulation S-X, the Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under the full cost method of accounting, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs are capitalized. General and administrative costs related to production and general overhead are expensed as incurred.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit of production method using estimates of proved reserves. Under Rule 6(i) of Regulation S-X, disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in operations. Unproved properties and development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the loss from operations before income taxes and the adjusted carrying amount of the unproved properties is amortized on the unit-of-production method.

Capitalized Drilling Costs

In January 2021, the Company commenced a drilling program on their Deshotel 24H well included in their proved reserves. Depletion expense for the nine months ended December 31, 2022 and 2021 for the capitalized drilling costs was $122,838 and $510,196, respectively. The Company capitalized $214,197 in drilling costs related to the Peabody 12A #18 well in the three months ended December 31, 2022. As of December 31, 2022, the capitalized drilling costs were $494,408.

Oil and Gas Properties

Activity in the current year consist of the following:

For the nine months ended December 31, 2022, the Company received proceeds of $999,999 whereby they recognized $405,052 in gains on the assignments of wells of $1,078,104 that contained plugging liabilities of $684,679. There was a percentage of the Deshotel 24H well in the assignment that resulted in a reduction of the capitalized drilling costs of $201,525 in this transaction.

On October 6, 2022, the Company assigned 10% of their working interest in the Harry O’Neal 20-9 well to two related parties, pursuant to the vesting of various performance conditions in the employment contracts of Mr. Randy May and Mr. Jay Puchir. There were no recognized reserves booked for this well.

On October 10, 2022, the Company entered into a settlement agreement with a Harry O’Neal working interest owner whereby they granted them a 50% working interest in the Harry O’Neal 20-9 well in exchange for a full release of claims from all prior investments. There were no recognized reserves booked for this well.

The following table summarizes the Company’s oil and gas activities by classification for the periods ended December 31, 2022 and 2021.

Activity Category	March 31, 2022	Adjustments (1)	December 31, 2022
Proved Developed Producing Oil and Gas Properties
Cost	$4,915,968	$(2,231,401)	$2,684,567
Accumulated depreciation, depletion and amortization	(3,225,527)	991,724	(2,233,803)
Changes in estimates	-	-	-
Total	$1,690,441	$(1,239,677)	$450,764

Undeveloped and Non-Producing Oil and Gas Properties
Cost	$4,936,352	$(28,266)	$4,908,086
Changes in estimates	-	-	-
Total	$4,936,352	$(28,266)	$4,908,086

Grand Total	$6,626,793	$(1,267,944)	$5,358,850

Activity Category	March 31, 2021	Adjustments (1)	December 31, 2021
Proved Developed Producing Oil and Gas Properties
Cost	$7,223,379	$-	$7,223,379
Accumulated depreciation, depletion and amortization	(739,037)	(928,604)	(1,667,641)
Changes in estimates	-	-	-
Total	$6,484,342	$(928,604)	$5,555,738

Undeveloped and Non-Producing Oil and Gas Properties
Cost	$5,868,137	$303,500	$6,171,637
Changes in estimates	-	-	-
Total	$5,868,137	$303,500	$6,171,637

Grand Total	$12,352,479	$(625,104)	$11,727,375

(1)	Relates to dispositions of reserves, and depletion expenses.

NOTE 7: ASSET RETIREMENT OBLIGATIONS

In conjunction with the approval permitting the Company to resume drilling in the existing fields, the Company has recorded an asset retirement obligation (“ARO”) based upon the plan submitted in connection with the permit. The ARO results from the Company’s responsibility to abandon and reclaim their net share of all working interest properties and facilities. The Company disposed of $684,679 in ARO for sales of leases during the nine months ended December 31, 2022, and $22,545 in the nine months ended December 31, 2021. Amounts reflected in the statements of operations are net of any oil and gas reserves being sold with the plugging liabilities.

The following table summarizes activity in the Company’s ARO for the nine months ended December 31, 2022 and the nine months ended December 31, 2021:

	December 31, 2022	December 31, 2021
	(unaudited)	(unaudited)
Balance, beginning of period	$1,303,751	$1,531,589
Accretion expense	52,063	117,715
Reclamation obligations settled	-	-
Disposition due to sale of property	(684,679)	(22,545)
Additions	-	-
Changes in estimates	-	-
Balance, end of period	$671,135	$1,626,759

Total ARO at December 31, 2022 and December 31, 2021 shown in the table above consists of amounts for future plugging and abandonment liabilities on our wellbores and facilities based on third-party estimates of such costs, adjusted for inflation for the periods ended December 31, 2022 and December 31, 2021, respectively. These values are discounted to present value at 10% per annum for the periods ended December 31, 2022 and December 31, 2021.

NOTE 8: NOTES PAYABLE - RELATED PARTIES

The Company borrowed $512,000 from related parties that were repaid within a few weeks in the nine months ended December 31, 2022.

NOTE 9: LONG-TERM DEBT

Long-term debt consisted of the following as of December 31, 2022 and March 31, 2022.

	December 31, 2022	March 31, 2022
	(unaudited)
Truck loan – Amur Capital (a)	$76,057	$-
Truck loan – Mitsubishi (b)	49,120	-
Tractor loan – Simmon Bank(d)	47,659	-
Loan – Amur Capital(e)	36,635	-
Total long-term debt	209,471	-
Less: current portion	(65,518)	-
Long-term debt, net of current portion	$143,953	$-

(a)	On May 13, 2022, entered into long-term secured note payable for $87,964 for two service trucks maturing April 13, 2026. The note is secured by the collateral purchased and accrued interest annually at 11.99% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2022.

(b)	On June 21, 2022, entered into long-term secured note payable for $61,973 for a service truck maturing December 21, 2024. The note is secured by the collateral purchased and accrued interest annually at 11.99% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2022.

(c)

On October 13, 2022, White River Operating LLC, an indirect subsidiary of the Company, issued a secured promissory note payable for $1,500,000, which was used for two drilling rigs purchased (total value of $1,800,000, where the Company paid a total of $300,000). The note bears interest at the lesser of (i) the prime rate published in the “Bonds, Rates and Yields” section of The Wall Street Journal plus 7.50%; and (ii) the maximum rate permitted by applicable law, and payments consist of interest and principal in the amount of $25,000 per month through October 13, 2025 when the remaining balance of principal and interest is due. Randy May and Jay Puchir personally guaranteed this note. Pursuant to a letter agreement dated December 2, 2022, the Company and the borrower agreed to terms of early repayment of this note. On December 6, 2022, the Company paid $1,540,065 to repay all principal and interest and fees in satisfaction of the note, which included a termination fee of $65,065. This repayment was mandated by a subsequent lender. See Note 10.

(d)	On October 11, 2022, entered into long-term secured note payable for $50,142 for a tractor maturing October 11, 2025. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2022.

(e)	On October 18, 2022, entered into long-term secured note payable for $37,599 for equipment maturing October 18, 2027. The note is secured by the collateral purchased and accrued interest annually at 11.99% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2022.

The following is a list of maturities as of December 31:

2023	$65,518
2024	70,735
2025	47,757
2026	17,549
2027	7,912
$209,471

Interest expense on long-term debt during the nine months ended December 31, 2022 and 2021 are $10,841 and $0, respectively.

NOTE 10: SENIOR SECURED CONVERTIBLE PROMISSORY NOTE

Convertible Note Transaction

On December 20, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with an accredited investor (the “Purchaser”) whereby the Purchaser lent the Company an aggregate of $1,500,000 in gross proceeds and the Company issued the Purchaser a 10% Original Issue Discount Senior Secured Convertible Promissory Note in the principal amount of $1,666,666.67 (the “Note”). The proceeds are being used for working capital and growth capital.

Pursuant to the SPA, the Company, its direct and indirect subsidiaries, and Jay Puchir and Randy May, executive officers of the Company, entered into Guarantee Agreements (the “Guarantee”) with the Purchaser pursuant to which each subsidiary and Messrs. Puchir and May personally guaranteed to the Purchaser the payment of the Note. In addition, Messrs. Puchir and May pledged the shares of the Company’s common stock they hold or have the right to acquire in the anticipated distribution of the Company’s common stock by Ecoark as collateral to secure the Company’s obligations under the Note, and each individual also executed affidavits of confession to that effect. The affidavits of confession signed by Messrs. Puchir and May in connection with their Guarantees will permit the Purchaser to obtain a judgment against them personally upon the occurrence of an event of default without having to file a lawsuit.

The Note is due September 16, 2023. The Note bears interest at a rate of 12% per annum, payable monthly, subject to an increase to 18% per annum in case of an event of default as provided for therein. In addition, all overdue accrued and unpaid principal and interest is subject to a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law which if applicable accrues daily from the date such principal and interest is due.

The Note is convertible into shares of the Company’s common stock at any time following the issuance date at the Purchaser’s option at a conversion price equal to the lesser of (i) $1.00 per share and (ii) the average of the five-closing prices of the common stock immediately prior to the date of conversion, subject to certain adjustments (including based on the issuance of lower priced securities) and beneficial ownership limitations. Upon an event of default, the Purchaser may convert the Note at a reduced conversion price equal to 70% of the lowest closing price of the common stock for the 10 prior trading days.

Under the Note, beginning on April 16, 2023 the Company is required to pay monthly installments equal to one-fourth of the original principal amount at 120% of such principal amount, plus accrued but unpaid interest and any other amounts outstanding under the Note, with each payment resulting in a reduction in the principal of the Note at 100% (as compared to 120%). Furthermore, at any time after the issuance date of the Note, the Company may, after written notice to the Purchaser, prepay the Note in an amount equal to 120% of the then outstanding principal amount, plus accrued but unpaid interest and any other amounts outstanding under the Note. The Company will also be required to offer to pay the Note at 120% of the principal amount plus any unpaid accrued interest, upon the occurrence of certain events including (i) a change of control or sale of assets, (ii) a sale by the Company of equity or debt securities for gross proceeds to the Company of at least $5 million, and (iii) upon the maturity of the Note.

The Note is secured by the assets of the Company and its subsidiaries. The Note provides for certain events of default, including failure to pay amounts owing on the Note when due, failure to observe other covenants or obligations under the Note, default under any other indebtedness or material contract, a bankruptcy event with respect to the Company or a significant subsidiary, failure to maintain listing or quotation of the common stock on a trading market, failure to maintain the current public information requirement under Rule 144, and a judgment or similar process against the Company or any of its subsidiaries or assets in excess of $100,000. Upon an event of default, the Purchaser may cause the Note to become immediately due and payable and require the Company to pay 125% of the then outstanding principal amount, plus accrued but unpaid interest and any other amounts outstanding under the Note.

Further, pursuant to the Note the Company is subject to certain restrictive covenants, including covenants against incurring new indebtedness or liens on its assets, paying cash dividends or distributions on any equity securities, or entering into transactions with affiliates, subject to certain exceptions. In addition, under the Note the Company agreed to at all times reserve three times the number of shares of common stock into which the Note is convertible.

In addition, pursuant to the SPA, the Company entered into a Registration Rights Agreement with each Purchaser in which the Purchasers are entitled to “piggyback” registration rights, pursuant to which the Company has agreed to include the underlying shares of common stock from the conversion of the Note in a registration statement, if the Company files a registration statement for another purpose, subject to certain terms and conditions.

The conversion terms of the Note required the Company to bifurcate the conversion option from the host, and classify the conversion option as a derivative liability under ASC 815. The value of the derivative liability at inception was $923,956. The Company recognized a gain of the change in fair value of the derivative liability related to the Note of $9,582 for the period ended December 31, 2022. (see Note 11). The Company recorded an amortization of original issue discount of $6,525 for the nine months ended December 31, 2022. The Company recognized $6,027 in interest expense on this convertible Note for the nine months ended December 31, 2022, all of which is accrued for at December 31, 2022.

Consulting Agreement

On December 20, 2022, the Company entered into a Consulting Agreement with an affiliate of the Purchaser described above (the “Consultant”), pursuant to which the Company agreed to issue shares 1,666,667 shares of common stock, subject to upward adjustment to the extent the closing price per share of the Company’s common stock is below $1.00 as of (i) the date a registration statement registering the resale by the Consultant of its shares of common stock is declared effective by the SEC (the “Effective Date”), and/or (ii) 90 days after the Effective Date. In such event, the number of shares will be increased to the quotient obtained by dividing $1,666,666.67 by the closing price of the common stock. The value of $1,666,667 was expensed as stock-based compensation under this agreement pursuant to ASC 505. The Company also agreed to indemnify the Consultant pursuant to indemnification provisions attached to the Consulting Agreement.

NOTE 11: DERIVATIVE LIABILITIES

The Company issued Units consisting of Series C preferred stock and Warrants in a PIPE financing (see Note 12) and a Note payable (see Note 10) in two transactions (“Derivative Instruments”). The Series C as well as the conversion option on the Note payable contained characteristics that required the Company to classify them as derivative liabilities. The Derivative Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging.” The Company has incurred a liability for the estimated fair value of Derivative Instruments. The estimated fair value of the Derivative Instruments has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

The Company identified embedded features in some of the agreements which were classified as liabilities. These embedded features included a variable conversion price that would convert those instruments into a variable number of common shares. The accounting treatment of derivative financial instruments requires that the Company treat the instrument as liability and record the fair value of the instrument as derivatives as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

As discussed in Note 10, the Company entered into a Note payable that the conversion option was classified as a derivative liability. In addition, as discussed in Note 12, the Company entered into a PIPE transaction whereby they issued Series C and Warrants, whereby the Series C may be converted into common stock at a variable conversion price that required the Company to classify the Series C as a derivative liability.

The Company determined the derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2022. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on December 31, 2022, March 31, 2022 and at inception:

	Nine Months Ended December 31, 2022	Year Ended March 31, 2022	Inception
Expected term	0.70 – 0.75 years	-	0.75 years
Expected volatility	113 - 172%	-	113% – 160%
Expected dividend yield	-	-	-
Risk-free interest rate	4.64 – 4.73%	-	4.64%
Market price	$0.40 – $1.43	-

The Company’s remaining derivative liabilities as of December 31, 2022, March 31, 2022 and inception associated with the offerings are as follows.

	December 31, 2022 (unaudited)	March 31, 2022	Inception
Fair value of 190.2726308 shares of Series C Preferred Stock (see Note 12)	$2,253,621	$-	$3,337,025
Fair value of Warrants issued in connection with Series C Preferred Stock (see Note 12)	9,185,546	-	11,544,312
Fair value of conversion option on convertible note payable (see Note 10)	914,374	-	923,956
	$12,353,541	$-

Activity related to the derivative liabilities for the nine months ended December 31, 2022 is as follows:

Beginning balance as of March 31, 2022	$-
Issuances of Series C Preferred Stock and Warrants – derivative liabilities	14,881,337
Bifurcation of conversion option on convertible note payable	923,956
Change in fair value of derivative liabilities	(3,451,752)
Ending balance as of December 31, 2022	$12,353,541

The change in fair value of the derivative liability of $(3,451,752) includes $1,083,404 that was a change in the value of the preferred stock for the nine months ended December 31, 2022.

There were no derivative liabilities in the nine months ended December 31, 2021.

NOTE 12: STOCKHOLDERS’ EQUITY (DEFICIT)

On September 28, 2022, increased its authorized capital to 505,000,000 shares consisting of 500,000,000 shares of common stock (from 200,000,000) and 5,000,000 shares of preferred stock. See Note 1.

The Company executed the Exchange Agreement on July 25, 2022 and pursuant to the Exchange Agreement that day acquired 100% of the outstanding shares of capital stock of Holdings from Ecoark, Holding’s sole stockholder. In exchange the Company issued Ecoark 1,200 shares of the newly designated Series A. See Note 1 under “Description of Business” for more details on the Series A.

The Series A has a stated value of $30 million and has a liquidation preference over the common stock and any subsequent series of junior preferred stock equal to the stated value, plus any accrued but unpaid dividends.

Pursuant to the Exchange Agreement Mr. Randy May, Ecoark’s Chief Executive Officer, was appointed as Executive Chairman and as a director of the Company, and Mr. Jay Puchir, Ecoark’s Chief Financial Officer, was appointed as Chief Executive Officer and Principal Financial Officer of the Company. Effective July 28, 2022, the number of directors of the Company was fixed at five, and Danny Hames, James Cahill, Greg Landis, and Alisa Horgan were appointed as directors. Alisa Horgan is the daughter of Randy May, and wife of Richard Horgan, who was the Company’s Chief Executive Officer and sole director until after the closing of the Holding acquisition.

Ecoark has advised us that it plans to spin-off the common stock issuable upon conversion of the Series A, subject to the effectiveness of the Form S-1.

On July 29, 2022, the Company filed a Certificate of Designation with the Nevada Secretary of State designating a new series of preferred stock, the Series B. See Note 1 under “Description of Business” for more details on the Series B.

On October 25, 2022, the Company filed a Certificate of Designation of the Rights, Preferences and Limitations of Series C Convertible Preferred Stock (the “Series C Certificate of Designation”) with the Nevada Secretary of State. The Series C Certificate of Designation provides for the issuance of up to 1,000 shares of Series C. See Note 1 under “Description of Business” and Note 11 “Derivative Liabilities” for more details on the Series C.

From July 25, 2022 through August 15, 2022, the Company entered into advisor agreements with directors, management and consultants pursuant to which the Company agreed to issue a total of 17,450,000 restricted shares of common stock at prices ranging from $0.71 to $1.25 per share (combined value of $12,604,500). These issuances represented 11,950,000 shares that are service-based grants ($8,699,500 value) and 5,500,000 shares that are performance-based grants ($3,905,000 value). The performance criteria are based on the average number of gross barrels of oil produced per day (BOPD) ranging from 1,000 to 5,000 BOPD. The service-based grants vest through July 31, 2032. None of the 17,450,000 restricted shares of common stock have been issued by the transfer agent as of November 30, 2022, and on November 15, 2022, 25,000 of these service-based shares were cancelled as the employee terminated their employment prior to any issuance or vesting of those shares. None of the shares have vested. On December 1, 2022, the remaining 17,425,000 restricted stock grants were cancelled. The Company then entered into new RSU agreements on December 1, 2022 with these individuals, that represented 5,500,000 performance-based RSUs valued at $5,005,000, and 11,925,000 service-based RSUs valued at $10,851,750. The performance-based grants are based on the average number of gross barrels of oil produced per day (BOPD) ranging from 1,000 to 5,000 BOPD; and the service-based grants vest through November 30, 2032. The Company has expensed $1,727,404 in stock-based compensation through December 31, 2022 related to these grants.

Stock Options

The Company’s Board of Directors approved the adoption of the 2016 Stock-Based Compensation Plan (the “2016 Plan”) on May 12, 2016.

There have been no stock options granted since 2018.

The Company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted during the former year ended December 31, 2018. All options stand completely vested.

Date of Grant
Expected term (years)	10
Expected volatility	283%
Risk-free interest rate	2.55%
Dividend yield	0%

As summary of option activity under the 2016 Plan as of December 31, 2022, and March 31, 2022 and changes during the periods then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at March 31, 2021	60,421	$5.20	6.77
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance outstanding at March 31, 2022	60,421	$5.20	5.77
Exercisable at March 31, 2022	60,421	$5.20	5.77

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at March 31, 2022	60,421	$5.20	5.77
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance outstanding at December 31, 2022	60,421	$5.20	5.02
Exercisable at December 31, 2022	60,421	$5.20	5.02

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

On July 21, 2021, the Company entered into a Consulting Agreement with a company controlled by its current Chief Executive Officer for a period of one year, expiring July 20, 2022 and issued it 1,400,000 warrants that have a term of five years and an exercise price of $0.01, which were issued to the related party on September 14, 2021. On September 14, 2021, 700,000 of these warrants were assigned to a third party and all 1,400,000 warrants were exercised for $14,000 immediately thereafter.

As discussed herein, the Company issued 9,513,632 Warrants in the Series C Offering. These Warrants have a five-year term and are exercisable according to the terms of the warrant agreements calculated at $0.69 for December 31, 2022.

The following table reflects Warrant activity:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2021	10,628	$16.625	1.45	$-
Granted	-	-	-	-
Exercised		-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2022	10,628	$16.625	0.45	$-
Exercisable at March 31, 2022	10,628	$16.625	0.45	$-

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2022	10,628	$16.625	0.45	$-
Granted	9,513,632	0.69	4.80	-
Exercised	-	-	-	-
Forfeited or expired	(10,628)	(16.625)	(0.45)	-
Outstanding at December 31, 2022	9,513,632	$0.69	4.80	$-
Exercisable at December 31, 2022	-	$-	-	$-

The following assumptions were used for the nine months ended December 31, 2022 and year ended March 31, 2022:

	Nine Months Ended December 31, 2022	Year Ended March 31, 2022
Expected term	5 years	-
Expected volatility	113-172%	-%
Expected dividend yield	-	-
Risk-free interest rate	3.99-4.35%	0.10%

NOTE 13: LEASES

The Company has adopted ASU No. 2016-02, Leases (Topic 842) and as such will account for their leases in terms of the right of use assets and offsetting lease liability obligations under this pronouncement. The Company had had only short-term leases up through this acquisition. The Company recorded these amounts at present value, in accordance with the standard, using discount rates ranging between 0% and 11.36%. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized straight line over the life of the expected lease term. For the expected term of the lease the Company used the initial terms ranging between 36 and 39 months. Upon the election by the Company to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for re-measurement.

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

The Company’s portfolio of leases contains operating and financing leases. As of December 31, 2022, the value of the unamortized lease right of use asset was $320,922 ($184,532 in financing leases and $136,390 in operating leases) (through maturity at November 2026). As of December 31, 2022, the Company’s lease liability was $302,225 ($152,570 in financing leases and $149,655 in operating leases) (through maturity at November 2026).

Maturity of lease liability for the operating leases for the period ended December 31,
2023	$146,432
2024	$4,319
Imputed interest	$(1,096)
Total lease liability	$149,655

Disclosed as:
Current portion	$145,476
Non-current portion	$4,179

Maturity of lease liability for the financing leases for the period ended December 31,
2023	$55,427
2024	$55,427
2025	$55,427
2026	$50,808
Imputed interest	$(64,519)
Total lease liability	$152,570

Disclosed as:
Current portion	$29,020
Non-current portion	$123,550

Amortization of the right of use asset for the period ended December 31,
2023	$169,392
2024	$47,345
2025	$50,387
2026	$53,798

Total	$320,922

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Nine months ended December 31, 2022	Nine months ended December 31, 2021
	(unaudited)	(unaudited)
Operating lease expense	$108,366	$106,206

Financing lease expense
Depreciation of capitalized finance lease assets	5,173	-
Interest expense on finance lease liabilities	5,425	-
	$118,964	$106,206

NOTE 14: RELATED PARTY TRANSACTIONS

On September 1, 2022, the Company assigned 10% working interests in a well to two related parties that are controlled by officers of the Company (Sky3D, LLC and Atikin Investments LLC) pursuant to the vesting of various performance conditions in the employment contracts of Randy May and Jay Puchir. In addition, two entities related to directors are working interest owners in wells the Company operates. As of December 31, 2022 and March 31, 2022, the Company is owed $620,603 and $56,269, respectively from these entities for their portion of the production expenses over the revenues received. These amounts are monitored closely and fluctuate each month. In January 2023, the Company received a progress payment of $239,425.

The May Family Foundation controls 15.77% of the outstanding common stock of the Company as of December 31, 2022. Additionally, Atikin, an entity which is controlled by Jay Puchir, our Chief Executive Officer, controls 6.9% of the outstanding common stock. Alisa Horgan, the daughter of Randy May, our new Executive Chairman, became a director and officer of the Company following the Holdings acquisition. Her husband Richard Horgan was the Company’s former Chief Executive Officer and director. Mr. May is the Chief Executive Officer of Ecoark. Each of Messrs. May, Horgan and Puchir disclaim beneficial ownership of the securities held by The May Family Foundation except to the extent of any pecuniary interest therein.

All amounts due to Ecoark were exchanged for the 1,200 shares of Series A and classified as a capital transaction with the adjustment to additional paid in capital as they were from a related party. The total reclassified to additional paid in capital was $28,953,510, effective with the issuance of the 1,200 Series A. There was no impact on the condensed consolidated statements of operations.

NOTE 15: FAIR VALUE MEASUREMENTS

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

Financial instruments consist principally of cash, investments, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the nine months ended December 31, 2022, and the year ended March 31, 2022. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

	Level 1	Level 2	Level 3	Total Gains and (Losses)
December 31, 2022
Derivative liabilities	$-	$-	$12,353,541	$3,451,752

March 31, 2022
Derivative liabilities	$-	$-	$-	$-

The table below shows a reconciliation of the beginning and ending liabilities measured at fair value using significant unobservable inputs (Level 3):

December 31, 2022
(unaudited)
Beginning balance	$-
Net change in unrealized (depreciation) appreciation included in earnings	3,451,752
Classification of Series C Preferred stock and warrants	(14,881,337)
Bifurcation of convertible note payable	(923,956)
Sales	-
Transfers in and out	-
Ending balance	$(12,353,541)

NOTE 16: COMMITMENTS

Participation Agreements

On October 9, 2020, White River SPV 3 LLC, entered into a Participation Agreement (the “Participation Agreement”) by and among White River SPV 3 LLC, BlackBrush Oil & Gas, L.P. (“BlackBrush”) and GeoTerre, LLC, an unrelated privately-held limited liability company (the “Assignor”), to conduct drilling of wells in the Austin Chalk formation.

Pursuant to the Participation Agreement, White River SPV 3 LLC funded 100% of the cost, $5,746,941, associated with the drilling and completion of an initial deep horizontal well in the Austin Chalk formation. The Participation Agreement required the drilling costs that were paid into a designated escrow account at the commencement of the drilling in January 2021, which it was. BlackBrush agreed to assign to the other parties to the Participation Agreement, subject to certain exceptions and limitations specified therein, specified portions of its leasehold working interest in certain Austin Chalk formation units. The Participation Agreement provides for an initial allocation of the working interests and net revenue interests among the assignor, BlackBrush and White River SPV 3 LLC and then a re-allocation upon payout or payment of drilling and completion costs for each well drilled. Prior to payout, Holdings will own 90% of the working interest and 67.5% of the net revenue interest in each well. Following payout, Holdings will own 70% of working interest and 52.5% net revenue interest in each well.

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

On July 27, 2022, the Company entered into a Participation Agreement with Ault Energy, LLC to sell a 40% working interest and 28.8% net revenue interest in the Harry O’Neal 20-9 No. 1 well for $971,609.

On November 22, 2022, the Company entered into two Participation Agreements with White River E&P I, LP (the “Fund”), a related party, whereby the parties agreed to the following: (i) under the first Agreement , the Fund agreed to pay the Company an initial amount of $1,408,000 for drilling one or more wells on the Company’s mineral lease located in Rankin County, Mississippi for (A) a 50% working interest and (B) a 32.5% net revenue interest in all such wells (the “Mississippi Agreement”); and (ii) under the second Agreement, the Fund agreed to pay the Company and initial amount of $1,597,632 for drilling one or more wells on the Company’s mineral lease located in Concordia Parish, Louisiana in exchange for (A) a 37.5% working interest and (B) a 27% net revenue interest in all such wells (the “Louisiana Agreement”). In addition, under the Louisiana Agreement, in the event the test well on the lease is determined to be economically viable, the Fund agreed to pay the Company an additional $595,972.45 in costs to complete and produce the test well, while the Mississippi Agreement requires an additional $992,963.27 in costs to complete and produce the test well.

On December 6, 2022, the Company entered into a Participation Agreement with Ault Energy, LLC for $1,597,632 for drilling one or more wells on the Company’s mineral lease located in Concordia Parish, Louisiana in exchange for (A) a 37.5% working interest and (B) a 27% net revenue interest in all such wells. In addition, in the event the test well on the lease is determined to be economically viable, Ault Energy, LLC agreed to pay the Company an additional $595,972.45 in costs to complete and produce the test well. This amount is reflected as a receivable as it has not yet been paid by Ault Energy, LLC.

On December 30, 2022, the Company entered into a Participation Agreements with the Fund, a related party, whereby the parties agreed to the following: (i) under the first Agreement, the Fund agreed to pay the Company an initial amount of $267,520 for drilling a well located in Rankin County, Mississippi for a 9.5% working interest and (B) a 6.18% net revenue interest in all such wells (the “Mississippi Agreement #2”). In the event the test well on the lease is determined to be economically viable, the Fund agreed to pay the Company an additional $188,663 in costs to complete and produce the test well.

White River Fund

The Fund is a five-year closed-end private fund where general partners and limited partners invest into the fund and the fund then purchases direct working interests in various Company oil and gas drilling projects.  The Company has made the commitment to purchase all outstanding working interests from the Fund at the end of the five-year term on June 30, 2028, to close out the Fund and offer a mechanism to return capital to investors in the Fund.  The Company has formally committed to purchasing these working interests at a PV20 valuation by an independent firm.  The PV20 valuation would be the present value of the remaining net cash flows from the Fund’s pro rata share of each oil well it has invested in during the five-year term, discounted by 20%.  The Fund invested in two drilling projects in the Company during the three months ended December 31, 2022.  The first drilling project, the Peabody AMI 12 No 18, hit oil and was determined by the Company’s geologist to be an economically viable oil production well in January 2023.  This oil well is expected to be completed and begin producing oil in February 2023.  The second oil project, the Denmiss No 1 well is expected to be spudded in February 2023.  Since the Fund did not own working interests in any oil production wells as of December 31, 2022, there would not be a value which could be easily estimated for the PV20 valuation of the first oil well.

Employment Agreements and RSUs

The Company’s Board of Directors approved five-year executive employment agreements pursuant to which our officers are entitled to the following compensation and other rights:

Randy May, our Executive Chairman, is receiving an annual base salary of $400,000, and was granted 5,000,000 shares of restricted common stock (since cancelled on December 1, 2022 and replaced with 5,000,000 restricted stock units) with half of the Restricted Stock Units (“RSU”) vesting annually over a five-year period and the remainder vesting based on performance metrics set forth in the agreement. Under his agreement, Mr. May was also granted the following rights related to the Company’s oil and gas operations:

(A) an overriding royalty interest or carried working interest to be held in perpetuity from either the Company or its subsidiaries equal to 5% in any and all successfully drilled and completed oil and/or gas wells (an “ORRI”) during the term of his employment.

(B) a 15% participation right in the funding and ownership interest in any drilling or participation by the Company or any subsidiary in the drilling by the Company or a third party of an oil and gas well other than the Fund (a “Participation Right”).

Jay Puchir, our Chief Executive Officer, is receiving an annual base salary of $350,000 and was granted 5,000,000 shares of restricted common stock (since cancelled on December 1, 2022 and was granted 5,000,000 RSU) with half of the RSUs vesting annually over a five-year period and the remainder vesting based on performance metrics set forth in the agreement. Under his agreement, Mr. Puchir was also granted the following rights related to the Company’s oil and gas operations:

(A) a 5% overriding royalty interest or carried working interest during the term of his employment.

(B) a 10% Participation Right otherwise identical to Mr. May’s.

Alisa Horgan, our Chief Administrative Officer and a member of our Board of Directors and Mr. May’s daughter, is receiving an annual base salary of $180,000, and was granted 2,000,000 shares of restricted common stock (since cancelled on December 1, 2022 and was granted 5,000,000 RSUs) with the RSUs vesting annually over a 10-year period.

Mrs. Horgan’s husband, Richard Horgan, Senior Vice President of M&A and our former Chief Executive Officer, is receiving an annual base salary of $200,000, and was granted 2,000,000 shares of restricted common stock (since cancelled on December 1, 2022 and was granted 5,000,000 RSUs) with the RSUs vesting annually over a 10-year period.

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

NOTE 17: CONCENTRATIONS

Customer Concentration. Three customers accounted for more than 10% of the accounts receivable balance at December 31, 2022 and March 31, 2022 for a total of 91% and 87% of accounts receivable, respectively. In addition, two and three customers represent approximately 43% and 96% of total revenues for the Company for the nine months ended December 31, 2022 and 2021, respectively.

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

NOTE 18: SECURED PROMISSORY NOTE

On September 2, 2022, the Company issued a $200,000 Secured Promissory Note (“Promissory Note”) to an unrelated third party. The term of the Promissory Note is one-year (September 2, 2023) and the Promissory Note bears interest at the rate of 12% per annum. Interest payments in the amount of $6,000 are to be paid quarterly on November 30, 2022, February 28, 2023, May 31, 2023 and August 31, 2023. The Promissory Note is secured by the full title and ownership of the current and future intellectual property and results associated with the Millbrook 3D Seismic project in Wilkinson County, MS which is currently being performed by ClearRock Geophysics LLC. The Company has recorded interest income of $8,000 on the Promissory Note as of December 31, 2022. On December 30, 2022, the Company was repaid the $200,000 Promissory Note and the remaining accrued interest income receivable.

NOTE 19: DISCONTINUED OPERATIONS

In September 2022, the Company sold both Norr and Elysian . See Note 1 under “Description of Business” for more details on the sale of Norr and Elysian.

The Company accounted for these sales as a disposal of the business under ASC 205-20-50-1(a) on September 20, 2022 and September 21, 2022 respectively at which time a loss was recognized. As a result of the Merger with Holdings, the current assets of $68,360 at March 31, 2022 for the pre-combination reporting entity is not reflected on the condensed consolidated balance sheet.

The Company reclassified the following operations to discontinued operations for the nine months ended December 31, 2022 and 2021, respectively.

	2022	2021
Revenue	$212	$-
Operating expenses	86,060	-
Other (income) loss	-	-
Net loss from discontinued operations	$(85,848)	$-

The Company had no discontinued operations in the three months ended December 31, 2022 and 2021, respectively.

The following represents the calculation of the loss on disposal of Norr at September 20, 2022:

	2022	2021
Proceeds from sale	$3	$-
Cash	(3,205)	-
Inventory	(40,901)	-
Loss on disposal of discontinued operations	$(44,103)	$-

The following represents the calculation of the loss on disposal of Elysian at September 21, 2022:

	2022	2021
Proceeds from sale	$1	$-
Cash	(552)	-
Prepaid expenses	(100,000)	-
Loss on disposal of discontinued operations	$(100,551)	$-

NOTE 20: SUBSEQUENT EVENTS

The following events occurred from January 1, 2023 up through the date of filing:

On January 10, 2023, the Company entered into three separate Participation Agreements with three investors via the White River Drilling Club, pursuant to which the parties agreed to the following: (i) each of the investors agreed to pay $50,000 for drilling one or more wells on the Company’s mineral lease located in Rankin County, Mississippi in exchange for (A) a 1.0412490% working interest and (B) a 0.7809370% net revenue interest in such wells.

On January 17, 2023 and January 18, 2023, the Company entered into two separate Participation Agreements with two investors via the White River Drilling Club, pursuant to which the parties agreed to the following: (i) the investors agreed to pay the Company a total of $150,000, with the proceeds to be used for drilling one or more wells on the Company’s mineral lease located in Rankin County, Mississippi in exchange for a total of three units, with each unit comprised of the following: (A) a 1.0412490% working interest and (B) a 0.7809370% net revenue interest in such wells.

Under each of the above-described Participation Agreements, the investors also agreed to participate in the drilling of the initial test well, and each party may also drill a substitute well if the test well is abandoned prior to reaching the agreed upon depth. Further, for any well drilled after the initial test well and substitute well referenced herein, the Investors agreed to the same cost sharing arrangements as provided for in the initial test well.

On January 23, 2023 the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with an entity (the “Seller”), which Seller is the sole member of another entity (the “Broker”), pursuant to which the Company agreed to purchase from the Seller all membership interests in the Broker in exchange for (i) payment of $70,000 in cash, (ii) prepaid expenses incurred or to be incurred by the Broker not to exceed $30,000, and (iii) up to $20,000 in transaction expenses incurred by the Seller in connection with the MIPA. In connection with the execution of the MIPA, the Company paid a $10,000 non-refundable deposit, which will be applied against the cash portion of the purchase consideration at closing. On February 5, 2023, the Company filed a Continuing Membership Application (“Form CMA”) with FINRA. The transaction shall close upon the successful clearance of the Form CMA by FINRA.

The Broker is a broker-dealer licensed with the SEC, FINRA and certain states. Subject to satisfaction of the closing conditions set forth in the Agreement, which include among other things obtaining FINRA approval for the change of control of the Broker within six months of execution of the MIPA, or by July 23, 2023, as well as approval from applicable states, the Broker will become a wholly-owned subsidiary of the Company. Under the MIPA, the Seller will continue and operate the Broker until the closing, and will be entitled to any accounts receivable generated by the Broker during that time. The MIPA also imposes certain restrictive covenants on the Seller related to the Broker’s operations and activities during the period between signing and closing under the MIPA.

The Company entered into the MIPA to acquire the Broker for the purpose of enabling the Company to create and sell interests in oil and gas funds to assist the Company in continuing its oil and gas exploration and drilling activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this Report as well as the audited consolidated financial statements and notes thereto of Ecoark Holdings, Inc.’s (“Ecoark”) (whose subsidiary, White River Holdings Corp (“Holdings”), is the accounting acquirer) included in Ecoark’s Annual Report on Form 10-K for the year ended March 31, 2022 filed July 7, 2022.

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the planned spin-off by Ecoark of our common stock issuable upon conversion of its preferred stock, our operations following our recent entrance into the oil and gas drilling industry through our acquisition of Holdings, the expected results from and trends and developments in our oil drilling and related activities, future plans for and anticipated transactions and relationships with respect to our oil and gas portfolio and operations, our working capital needs, potential financings through the sale of our common stock or other securities, the subsequent use and sufficiency of the proceeds from any capital raising methods we may undertake to fund our operations, our planned acquisition of a broker-dealer to assist us in our fund raising efforts, our further development and implementation of our business plan and our ability to locate sources of capital necessary to meet our business needs and objectives. All statements other than statements of historical facts contained in this Report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include oil and gas price volatility and the continuation of high oil prices, the impact of (i) the Securities and Exchange Commission’s (“SEC”) propose climate change rules on us including enhanced regulatory compliance costs, (ii) future strains of COVID-19, (iii) the Russian invasion of the Ukraine, (iv) inflation and Federal Reserve interest rate increases in response thereto on the economy including any resulting recession, (v) supply chain shortages, (vi) continued inflation, (vii) the future prices of, and demand for, oil and gas, our ability to efficiently develop our current oil reserves and economically find or acquire additional recoverable reserves, and (viii) general risks related to drilling operations, together with those described or referenced in this Report under Item 1A of Part II – Risk Factors. We may also encounter regulatory delays in causing the registration statement to go effective with the SEC in connection with Ecoark’s planned spin-off of shares of our common stock and the PIPE offering described elsewhere in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Overview

Company Overview

The Company (formerly known as Fortium Holdings Corp.) is a holding company which, beginning in late July 2022, operates in oil and gas drilling through Holdings. The Company previously was in the early stages of operations in the online sporting goods space through Norr LLC, and was planning to operate as a retail distributor of cannabis products in California through Elysian Premium Corp. The Norr and Elysian businesses were both sold during September 2022 to allow the Company to focus on its core business in the energy sector, and the divested businesses are therefore not discussed in this section. All operations of the divested entities are reflected as discontinued operations in our condensed consolidated financial statements. For more details on these businesses, see our Annual Report on Form 10-K for the year ended December 31, 2021.

Fiscal Year End Change

On September 28, 2022, the fiscal year end of the Company was changed from December 31 to March 31 to coincide with Holding’s fiscal year end. On October 28, 2022, the Company filed an Amendment to their Current Report on Form 8-K/A disclosing the Holdings share exchange transaction which filed as exhibits the historical financial statements for Holdings for the years ended March 31, 2022 and 2021 and the three months ended June 30, 2022 and 2021.

Holdings Acquisition

On July 25, 2022, the Company entered into a Share Exchange Agreement with Ecoark and Holdings pursuant to which the Company acquired Holdings from Ecoark and in exchange issued Ecoark 1,200 shares of a new series of Series A Convertible Preferred Stock of the Company (the “Series A”). Ecoark funded Holdings with $3 million in cash which was held by Holdings at the time of the business combination to ensure there was no lapse in Holding’s ongoing business operations.

The Series A is non-voting, has a stated value of $30 million, and is convertible into 42,253,521 shares of the Company’s common stock, provided that the Series A will only become convertible if and when a Registration Statement on Form S-1 filed by the Company for the purpose of effecting a spin-off of the Company’s common stock to Ecoark’s stockholders has been filed and declared effective by the SEC, and Ecoark elects to effect said spin-off. The initial Form S-1 was filed on December 22, 2022. Ecoark’s two senior management members were appointed as the Company’s senior executives following the Holdings acquisition. Our Executive Chairman, Randy May, is one of five directors, his daughter Alisa Horgan is a new director and he recommended the other three new directors. Our previous sole officer and director, Richard Horgan, is Mr. May’s son-in-law.

Following the transaction, our principal operations consist of generating revenue through oil and gas exploration, production and drilling. Through Holdings the Company is now engaged in oil and gas exploration, production, and drilling operations on over 30,000 cumulative acres of active mineral leases in Louisiana, and Mississippi. These subsidiaries are each engaged in oil and natural gas development, production, acquisition, and exploration activities principally in the above-referenced states. We may also expand our energy asset portfolio or engage in other energy-related strategic transactions as they arise, provided we have sufficient capital and market and regulatory conditions otherwise enable us and/or are favorable to such transactions. Such transactions may serve a number of business objectives, including by seeking to expand our product and service offerings and/or to increase our geographic footprint.

Recent Developments

During the period covered by this Report, the Company has continued its efforts to grow its oil and gas exploration and drilling business and achieved or experienced the following key developments:

●	In December 2022, the Company borrowed $1,500,000 in gross proceeds and issued the lender a 10% Original Issue Discount Senior Secured Convertible Promissory Note in the principal amount of $1,666,666.67.

●	In November and December 2022, the Company entered into Participation Agreements pursuant to which the Company received $4,214,762 in gross proceeds which were or are being used to drill the wells and have a receivable due in the amount of $1,597,632.

●	In October 2022, the Company and Ault Energy, LLC (“Ault Energy”), a wholly-owned subsidiary of Ault Alliance, Inc., successfully completed drilling a 9,531 foot well, the Harry O’Neal 20-9 No. 1 (the “O’Neal No. 1 Well”), on the Company’s oil and gas mineral lease in Holmes County, Mississippi. Through an exercise of its participation right, Ault Energy acquired a 37.5% working interest and a 27% net revenue interest in the O’Neal No. 1 Well.

●	In October 2022, the Operator borrowed $1,500,000 from and issued a Secured Promissory Note to Align Business Finance, LLC in the principal amount of $1,500,000 and used the proceeds to acquire two oil and gas drilling rigs and related equipment. In December 2022, this note was repaid in full.

●	During the three months ended December 31, 2022, the Company sold a total of 190.2726308 Units, with each Unit consisting of one share of Series C Convertible Preferred Stock (the “Series C”) and one Warrant to purchase 200% of the shares of common stock underlying the Series C, for a purchase price of $25,000 per Unit and resulting in total gross proceeds to the Company of $4,756,816. The proceeds are being used for working capital and general corporate purposes including oil and gas drilling on the Company’s working interests in Louisiana and Mississippi.

The following table sets forth the number of wells in our inventory, in which White River Holdings maintained a working interest as of January 27, 2023. All of the wells with the exception of the plugged and abandoned wells and the inactive dryhole well are mechanically capable of producing.

Well Category:	Oil	Gas

Active Producer	10	-
Inactive Producer	2	-
Inactive - dryhole	1	-
Shut-In	44	-
Plugged & Abandoned	3	-
Active Salt Water Disposal (SWD)	9	-
Inactive SWD	-	-

	69	0

The Company Subsidiaries

Through Holdings and its subsidiaries, we are engaged in oil and gas exploration, production, and drilling operations on over 30,000 cumulative acres of active mineral leases in Louisiana, and Mississippi. Holdings’.

Funding Through Limited Partnership

The Company has formed an affiliated entity called White River E&P 1 LP (“WR Fund #1”) which consists of private external general and limited partners consisting of retail accredited and institutional investors. A separate subsidiary (the “Manager”) is the managing General Partner of WR Fund #1. WR Fund #1 is currently offering up to 4,000 units of partnership interest at a price per unit of $50,000 with a minimum investment of 1 unit or $50,000 through a five-year closed-end fund structure. The $200,000,000 offering will continue until the earlier of June 30, 2023 or the sale of all 4,000 units.

Mr. May, our Executive Chairman and Mr. Puchir, our Chief Executive Officer are also serving in the roles as Co-Fund Managers of WR Fund #1 Manager. Proceeds of the fund are being or will be used in drilling the Company drilling projects whereby the Company will receive a 25% promoted working interest and the Manager will receive a 10% carried working interest at the successful closure of the fund and 1% annual management fee. The Company has agreed to acquire the partnership interest of all partners in WR Fund #1 at the end of the fund’s 5-year term at the PV20 valuation generated by an independent valuation firm subject to the cash availability of the Company.

While the Company anticipates collaborating with WR Fund #1 in pursuing oil and gas ventures that are mutually beneficial to both entities, conflicts of interest may arise. See “Risk Factors” in our Form 10-Q for the quarterly period ended September 30, 2022 filed November 14, 2022 for more detailed information. The Company has no equity ownership of WR Fund #1 but expects to provide drilling services for a fee and receive management fees. Through February 10, 2023, WR Fund #1 has received approximately $3,250,000 in investments.

Broker-Dealer Acquisition Update

The Company has undertaken to search for and acquire a licensed broker-dealer for the purpose of enabling the Company to create and sell interests in future oil and gas funds to assist the Company in continuing its oil and gas exploration and drilling activities. In the furtherance of this goal, on January 23, 2023 the Company entered into a Membership Interest Purchase Agreement (“MIPA”) to purchase from the membership interests in a broker-dealer licensed with the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority (“FINRA”) and certain states. Under the MIPA, the consideration payable by the Company for such purchase will be (i) payment of $70,000 in cash (of which $10,000 was paid upon signing of the MIPA), (ii) prepaid expenses incurred or to be incurred by the broker not to exceed $30,000, and (iii) up to $20,000 in transaction expenses incurred by the seller in connection with the MIPA. The acquisition is subject to satisfaction of the closing conditions set forth in the MIPA, which include among other things obtaining FINRA approval for the change of control of the broker within six months of execution of the Agreement, or by July 23, 2023, and no assurances can be given that the transaction will close. If the transaction closes, the broker will become a wholly-owned subsidiary of the Company.

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

Production Data – Nine and Three Months Ended December 31, 2022 and 2021

The following tables set forth our production data for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended December 31,
	2022		2021
	Bbls		Bbls
	Gross	Net	Gross	Net
Production Data:
By State/County
Mississippi
Holmes	1,129	1	1,657	1,243
Amite	9,267	-	9,540	7,621
Wilkinson	8,126	-	10,576	8,197
Pike	288	-	1,192	923
	18,810	1	22,965	17,984

Louisiana
Catahoula	4,579	-	4,871	3,649
Concordia	5,174	737	6,463	3,039
Tensas	1,701	1,215	2,627	1,970
Lasalle	-	-	609	330
Avoyelles	15,770	6,808	37,976	25,858
	27,224	8,760	52,546	34,846

Total	46,034	8,761	75,511	52,830

The following tables set forth our production data for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
	2022		2021
	Bbls		Bbls
	Gross	Net	Gross	Net
Production Data:
By State/County
Mississippi
Holmes	1,122	1	1,518	1,139
Amite	2,414	-	3,357	2,694
Wilkinson	2,533	-	3,086	2,392
Pike	-	-	433	339
	6,069	1	8,394	6,564

Louisiana
Catahoula	1,509	-	1,626	1,439
Concordia	990	175	3,044	1,379
Tensas	808	581	941	705
Lasalle	-	-	-	-
Avoyelles	5,491	2,288	7,269	4,980
	8,798	3,044	12,880	8,503

Total	14,867	3,045	21,274	15,067

Results of Operations For Continuing Operations For the Nine Months Ended December 31, 2022 and 2021

Revenues

Revenues for the nine months ended December 31, 2022 of $3,015,203 compared to the nine months ended December 31, 2021 of $3,573,186, reflected a decrease of $557,983. The decrease is primarily related to a decline in the average barrel price of oil period over period, and less production out of some of our wells as we completed some repairs intended to enable greater production.

Costs and Expenses

The following table shows costs and expenses for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended December 31,
	2022	2021
Costs and Expenses
Cost of revenues (excludes items below)	$1,109,372	$705,707
Salaries and salaries related costs	4,861,432	1,946,302
Professional and consulting fees	2,821,430	284,900
Oilfield costs, supplies and repairs	8,552,596	651,421
Selling, general and administrative costs	3,192,647	3,095,913
Depreciation, amortization, depletion, accretion and impairment	6,398,704	1,587,702
	$26,936,181	$8,271,945

Costs and expenses in the nine months ended December 31, 2022 increased by $18,664,236 when compared to the nine months ended December 31, 2021, primarily from the increase of $7,901,175 in oilfield costs as we repaired some wells in an effort to increase production, as well as increased non-cash charges in the 2022 period compared to the 2021 period. In addition, we increased labor in the fields contributing to the $2,915,130 increase in salaries and salaries related costs and consulting expenses of $2,536,530 primarily from the issuance of common shares valued at $1,666,667. Our general and administrative costs were relatively consistent period over period, and in the periods ended 2022 and 2021 we recognized impairment, thus the non-cash depreciation, amortization, depletion, accretion and impairment costs increased $4,811,002 in the 2022 period from the same period in 2021 primarily from the impairment of $5,917,843. To-date the added expenditures have not resulted in increased revenue as needed to offset the higher costs, which resulted in a significant increase in net loss, and no assurances can be given that this trend will change in the future, particularly if and to the extent the decline in oil prices continues or the lower prices are sustained in future periods.

Other Income (Expense)

The following table shows other income (expense) (almost all non-cash) for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended December 31,
	2022	2021
Change in fair value of derivative liabilities	$3,451,752	$7,647,407
Derivative expense	(10,124,521)	-
Gain (loss) on disposal of fixed assets/oil and gas	405,052	721,365
Gain on sale of working interests from Participation Agreements	2,569,241	-
Amortization of original issue discount	(6,525)	-
Interest expense, net of interest income	(9,108)	(262,528)
Other income (expense)	$(3,714,109)	$8,106,244

Total other income decreased $11,820,353 in the nine months ended December 31, 2022 from the same period in 2021. The 2021 change in the derivative liability and the interest expense was the result of a cost allocation from Ecoark to the Company in accordance with SAB Topic 1.B.1. In both the 2022 and 2021 periods we recognized gains on sales of oil and gas reserves. In the 2022 period, we entered into Participation Agreements to sell working interests in wells that we are currently drilling and have recorded $2,569,241 from these agreements. In the 2022 period, we recognized derivative liabilities related to preferred stock and convertible note issuances and recognized a large gain when marked to market at the reporting date. As noted, the changes in the derivative liability in 2021 was for a derivative liability recognized on Ecoark’s books as it was indexed to their common stock. Holdings recorded a liability of “Due to Ecoark Holdings, Inc.” for the proceeds received by Ecoark related to the financing transactions that Ecoark completed that resulted in the recognition of the derivative liabilities.

Net Loss

Net loss from continuing operations before taxes for 2022 was $(27,635,087) as compared to net income from continuing operations before taxes of $3,407,485 for 2021. The increase in net loss was primarily due to non-cash charges of $16,269,168 as noted above, together with increased operational costs and expenses primarily related to the addition of labor and consulting, drilling expenses for various projects being drilled and the oilfield repair work completed in 2022. While the work performed is intended and expected to increase production on the applicable wells, no assurances can be given that the increased production will offset the expenses incurred in the short-term or at all, including due to fluctuations in oil prices over time and other factors beyond our control. Further, to-date the added expenditures have not resulted in increased revenue as needed to offset the higher costs, which resulted in a significant net loss, and no assurances can be given that this trend will change in the future, particularly if and to the extent the decline in oil prices continues or the lower prices are sustained in future periods.

Results of Operations For Continuing Operations For the Three Months Ended December 31, 2022 and 2021

Revenues

Revenues for the three months ended December 31, 2022 of $806,443 compared to the three months ended December 31, 2021 of $1,270,115, reflected a decrease of $463,672. The decrease is primarily related to a decrease in the average barrel price of oil period over period, and less production out of some of our wells as we completed some repairs intended to enable greater production.

Costs and Expenses

The following table shows costs and expenses for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
	2022	2021
Costs and Expenses

Cost of revenues (excludes items below)	$297,395	$11,449
Salaries and salaries related costs	2,540,366	700,424
Professional and consulting fees	2,502,156	143,680
Oilfield costs, supplies and repairs	4,328,988	55,793
Selling, general and administrative costs	598,275	488,352
Depreciation, amortization, depletion, accretion and impairment	196,308	353,440
	$10,463,488	$1,753,138

Costs and expenses in the three months ended December 31, 2022 increased $8,710,350, primarily from the increase of $4,273,195 in oilfield costs as we commenced drilling in certain well sites and repaired some wells to increase production. In addition, we increased labor in the fields contributing to the $1,839,942 increase in salaries and salaries related costs. We incurred a charge of $1,666,667 in consulting related to common stock issued during the three month period ended December 31, 2022. Our general and administrative costs were relatively consistent period over period showing a slight increase in these expenses of $109,923 in the 2022 period compared to the 2021 period, and in the 2022 period we reflected less depletion which lead to a decrease in these expenses of $157,132 period over period.

Other Income (Expense)

The following table shows other income (expense) (almost all non-cash) for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
	2022	2021
Change in fair value of derivative liabilities	$3,451,752	$5,489,569
Derivative expense	(10,124,521)	-
Gain (loss) on disposal of fixed assets/oil and gas	13,519	-
Gain on sale of working interests from Participation Agreements	1,597,632	-
Amortization of original issue discount	(6,525)	-
Interest expense, net of interest income	(4,985)	15,642
Other income (expense)	$(5,073,128)	$5,505,211

Total other income decreased $10,578,339 in the three months ended December 31, 2022 from the same period in 2021. The 2021 period change in the derivative liability and the interest expense was the result of a cost allocation from Ecoark to the Company in accordance with SAB Topic 1.B.1. In the 2022 period, we incurred a non-cash derivative charge from financing agreements for our preferred stock and convertible note payable of $11,048,477 at inception, and a non-cash fair value change in the derivative liability of $3,451,752 due to market conditions. In addition, we recognized a gain on the sale of our working interests of $1,597,632 due to new Participation Agreements entered into during the 2022 period. As noted, the changes in the derivative liability in the 2021 period was for a derivative liability recognized on Ecoark’s books as it was indexed to their common stock. Holdings recorded a liability of “Due to Ecoark Holdings, Inc.” for the proceeds received by Ecoark related to the financing transactions that Ecoark completed that resulted in the recognition of the derivative liabilities.

Net Loss

Net loss from continuing operations before taxes for the three months ended December 31, 2022 was $(14,730,173) as compared to net income from continuing operations of $5,022,188 for the three months ended December 31, 2021. The increase was primarily due to the oilfield drilling and repair work in the 2022 period, the increase in our labor force, the non-cash charge related to consulting fees incurred for a common stock issuance, and the non-cash derivative liability related charges, offset by the gain from the sale of our working interests.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are revenue generated from operations, levels of accounts receivable and accounts payable and capital expenditures.

Net cash (used in) provided by operating activities for continuing operations was $(6,422,633) for the nine months ended December 31, 2022, as compared to $330,706 for the same period in 2021. Cash used in operating activities for the nine months ended December 31, 2022 was primarily caused by the $27,868,528 net loss, the non-cash charges related to the derivative liability and the stock-based compensation of $3,394,071 (including value of common shares issued) and impairment of $5,917,843. In the 2021 period, the changes in operating activities related to the net income from continuing operations of $3,407,485 offset by the changes in accounts payable and the amounts that were due to Ecoark including the home office allocation.

Net cash used in investing activities was $310,640 for the nine months ended December 31, 2022, compared to $320,500 for the nine months ended December 31, 2021. Net cash used in investing activities in the nine months ended December 31, 2022 were comprised of proceeds received from the sale of equipment, net of purchases and the capitalization of certain drilling costs on the Peabody AMI 12A #18 well. In the 2021 period, the cash used in investing activities related to purchases of oil and gas properties and fixed assets, offset slightly by sales of fixed assets.

Net cash provided by (used in) financing activities for the nine months ended December 31, 2022 was $7,697,662 which comprised of $4,721,816 in our private investment in public equity, or “PIPE,” financing transaction in which we sold our Series C and accompanying warrants, $3,000,000 in cash transferred to the Company from Ecoark which was a condition of such acquisition, $145,266 in proceeds from long-term debt, $1,485,000 in notes payable offset by repayments of long-term debt and notes payable of $1,588,561 and a decrease in a cash overdraft. In the 2021 period, we used $9,798 in cash flows from financing activities related to the decrease in the cash overdraft.

As of February 10, 2023, the Company has approximately $1,058,747 in cash and cash equivalents. The Company believes this cash is insufficient to meet our cash needs for the 12 months following the filing of this Report. Unless we receive the $1,597,632 we are owed from the sale of a participation interest and begin increasing our oil production at current prices, we will need to raise additional capital, which may be pursued through equity or debt financing, in order to fund our planned operations during that period, which may dilutive to our existing shareholders. See the Risk Factors referenced in Item 1A – Risk Factors.

Well Opening Requirements

The Company has continuous drilling requirements to drill or re-complete a well on its 9,615 Peabody Blackhawk lease every 270 days to keep the lease active. The Company drilled and completed a well in February 2022 on this oil and gas mineral lease and extended the lease to at least November 2022. Depending on the formation drilled, the costs could be as high as approximately $2,000,000. In this event, we would likely seek significant partners to share the cost. We have already orally agreed to afford Ault Energy a 25% participation right in future wells we drill. Ault Energy is a subsidiary of Ault Alliance, Inc. which invested $12 million in Ecoark in June 2022. We completed a joint oil and gas well drilling project with Ault Energy in October 2022 in which Ault Energy was given a 37.5% working interest and a 27% net revenue interest.

Recent Financing Transactions

The Company has undertaken the following financing transactions to raise capital needed to continue its operations and execute its business plan.

PIPE Offering

From October 19, 2022 through November 8, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with accredited investors (the “Purchasers”) whereby the Purchasers agreed to purchase a total of 190.2726308 Units from the Company, with each Unit consisting of one share of Series C and five-year Warrants to purchase up to 200% of the shares of common stock issuable upon conversion of the Series C (the “Warrants”), at a purchase price of $25,000 per Unit for a total net purchase price of $4,721,816 (the “PIPE Offering”). The net proceeds from the PIPE Offering, after offering expenses and related costs, will be used for working capital and general corporate purposes including oil and gas drilling on the Company’s working interests in Louisiana and Mississippi. The terms of the securities sold in the PIPE Offering are outlined under “Note 12 – Stockholders Equity (Deficit).”

Convertible Note Transaction

On December 20, 2022, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Purchaser”) whereby the Purchaser lent the Company an aggregate of $1,500,000 in gross proceeds and the Company issued the Purchaser a 10% Original Issue Discount Senior Secured Convertible Promissory Note in the principal amount of $1,666,666.67 (the “Note”). The terms of the Note sold in this are outlined under “Note 10 – Senior Secured Convertible Promissory Note.”

Participation Agreements

From July 2022 through January 2023 the Company entered into a series of Participation Agreements with third parties including WR Fund #1 wherein it granted the counter parties working interests and net revenue interests in oil and gas wells, in exchange for total proceeds of approximately $5,800,000 which are being used to drill the wells.

Go-Forward Business Strategy

In conjunction with the proceeds received in the PIPE offering described above as well as the proceeds received from our oil and gas production and sales of working interests, the Company plans to initiate a long-term business strategy to focus on sourcing capital for its current and future drilling projects through WR Fund #1 in a non-dilutive manner to stockholders as opposed to equity financing through common or preferred stock issuances from the Company.

As consideration for managing WR Fund #1, the Manager will receive a 1% annual management fee and a 10% carried working interest on successfully completed drilling projects while the Company will receive a 25% promoted working interest on successfully completed drilling projects. See above under “Funding Through Limited Partnership.”

Critical Accounting Policies, Estimates and Assumptions

The critical accounting policies that the Company deems most important to its operations are described in the footnotes to the financial statements contained in this Report, and are listed here below:

●	Use of Estimates
●	Oil and Gas Properties
●	Limitation on Capitalized Costs
●	Oil and Gas Reserves
●	Joint Interest Activities
●	Inventories
●	Accounting for Asset Retirement Obligation
●	Revenue Recognition
●	Fair Value Measurements
●	Impairment of Long-lived Assets
●	Derivative Financial Instruments
●	Recently Issued Accounting Standards

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Report, we are not aware of any pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A – RISK FACTORS

See the Company’s filed Form 10-Q for the quarterly period ended September 30, 2022 filed on November 14, 2022 and the registration statement on Form S-1 (File No. 333-268707) for the Risk Factors applicable to the Company and its securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of equity securities were previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	8/12/2022	3.1
3.1(a)	Certificate of Amendment to the Articles of Incorporation	8-K	9/30/2022	3.1
3.1(b)	Certificate of Amendment to the Articles of Incorporation	8-K	9/20/2022	3.1
3.2	Amended and Restated Bylaws of Fortium Holdings Corp.	8-K	8/19/2022	3.1
3.3	Certificate of Designation of Series A Convertible Preferred Stock	8-K	7/29/2022
3.3(a)	Certificate of Amendment to the Certificate of Designation of Series A Convertible Preferred Stock	8-K	9/27/2022	3.1
3.3(b)	Certificate of Correction to the Certificate of Designation of Series A Convertible Preferred Stock	8-K	8/25/2022	3.1
3.4	Certificate of Designation of Series B Preferred Stock	8-K	7/29/2022	3.1
3.5	Certificate of Designation of Series C Convertible Preferred Stock	8-K	10/25/2022	3.1
10.1	Form of Share Exchange Agreement+	8-K	7/29/2022	3.2
10.2	Form of Securities Purchase Agreement+	8-K	10/25/2022	10.1
10.3	Form of Warrant	8-K	10/25/2022	10.2
10.4	Form of Registration Rights Agreement+	8-K	10/25/2022	10.3
10.5	Form of Restricted Stock Agreement	10-Q	11/14/2022	10.5
10.6	Form of Indemnification Agreement	10-Q	11/14/2022	10.6
10.7	Mississippi Agreement+	8-K	11/28/2022	10.1
10.8	Louisiana Agreement+	8-K	11/28/2022	10.2
10.9	Amended Employment Agreement with Jay Puchir^	8-K	12/2/2022	10.1
10.10	Amended Employment Agreement with Randy May^	8-K	12/2/2022	10.2
10.11	Amended Employment Agreement with Alisa Horgan^	8-K	12/2/2022	10.3
10.12	Amended Employment Agreement with Richard Horgan^	8-K	12/2/2022	10.4
10.13	White River Energy Corp 2022 Equity Incentive Plan	8-K	12/2/2022	10.5
10.14	Form of Restricted Stock Unit Agreement+	8-K	12/2/2022	10.6
10.15	Form of Participation Agreement+	8-K	12/9/2022	10.1
10.16	Securities Purchase Agreement+				Filed
10.17	10% Original Issue Discount Senior Secured Convertible Note+				Filed
10.18	Security Agreement+				Filed
10.19	Guarantee				Filed
10.20	Registration Rights Agreement (Note)+				Filed
10.21	Consulting Agreement				Filed
10.22	Registration Rights Agreement (Consulting Agreement)				Filed
10.23	Form of Participation Agreement+	8-K	1/17/2023	10.1
10.24	Form of Membership Interest Purchase Agreement+	8-K	1/27/2023	10.1
14.1	White River Energy Corp Code of Ethics+	8-K	12/2/2022	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed

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

WHITE RIVER ENERGY CORP

Dated: February 13, 2023	By:	/s/ Jay Puchir
Jay Puchir
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

