Form 10-K
period 2023-03-31
White River Energy Corp.
filed 2023-06-29
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of September 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,750,463 based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

The number of shares outstanding of the registrant’s classes of common stock, as of June 28, 2023 was 10,333,800 shares.

Audit Firm Id	Auditor Name:	Auditor Location:
206	MaloneBailey LLP	Houston, TX

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS.

Throughout this Annual Report on Form 10-K (this “Report”), the terms “White River,” the “Company,” “we,” “us,” “our,” “registrant,” and “Company” refer to White River Energy Corp, a Nevada corporation.

Cautionary Note Regarding Forward Looking Statements

This Report contains, in addition to historical information, certain forward-looking statements, that includes information relating to future events, future financial performance, strategies, business opportunities, expectations including our goals and projections with respect to the planned spin-off by BitNile Metaverse, Inc., formerly known as Ecoark Holdings, Inc. (“Ecoark”) of our common stock issuable upon conversion of its preferred stock (the “Spin-Off”), the expected results from and trends and developments in our oil and gas drilling and related activities, future plans for and anticipated transactions and relationships with respect to our oil and gas portfolio and operations and potential acquisition of a broker-dealer, our working capital needs, potential financings through the sale of our common stock or other securities, the subsequent use and sufficiency of the proceeds from any capital raising methods we may undertake to fund our operations, our further development and implementation of our business plan and our ability to locate sources of capital necessary to meet our business needs and objectives. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.

In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “would,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan,” “potential” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report or incorporated herein by reference.

You should read this Report and the documents we have filed as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from what we expect. You should not assume that the information contained in this Report or in any document incorporated herein by reference is accurate as of any date other than the date on the front cover of those documents.

Risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied in our written or oral forward-looking statements may be found in this Report under “Item 1A. - Risk Factors.”

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Report particularly our forward-looking statements, by these cautionary statements.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Set forth below is a summary of the principal risks we face:

●	In our oil and gas operations, we have incurred losses since inception, we may continue to incur losses and negative cash flows in the future.
●	Conflicts of interest may arise, including rights granted to our Chief Executive Officer and Executive Chairman under their Employment Agreements, the Company’s involvement in a new oil and gas drilling fund we sponsored, and other ventures our management and directors are or may become involved with separate from the Company.
●	We have a limited operating history, which makes it difficult to forecast our future results, making any investment in us highly speculative.
●	We may be required to record significant non-cash impairment charges related to a reduction in the carrying value of our proved oil and gas properties.
●	Our future cash flows and results of operations, are highly dependent on our ability to efficiently develop our current oil reserves and economically find or acquire additional recoverable reserves, as well as the prices of oil and gas which are subject to volatility.
●	Future approval by the Securities and Exchange Commission (the “SEC”) of its climate change rules and continued focus on environmental, social and governance (“ESG”) regulation and sustainability initiatives, which would have the effect of reducing demand for fossil fuels and negatively impact our operating results, stock price and ability to access capital markets.
●	Potential impairment of intangible assets consisting of oil and gas reserves arising from our acquisition of White River Holdings Corp (“White River Holdings”) in July 2022, which could adversely impact our stock price.
●	We are focused exclusively on oil and gas operations with our initial portfolio located in only two states, and the lack of diversification exposes us and our investors to risk.
●	We face intense competition in the energy industry, much of which comes from larger competitors with longer operating histories, greater access to capital and human resources and vertically integrated operations, as well as smaller market participants which can more easily adjust to market conditions and trends.
●	We face risks related to our need for adequate insurance coverage and the possibility for uninsured or underinsured losses.
●	Because of the Russian invasion of Ukraine, high inflation and increased Federal Reserve interest rates in response as well as the banking crisis, we may have to deal with a recessionary economy which will reduce demand for our product.
●	Our future success depends on our ability to retain and attract high-quality personnel, and the efforts, abilities and continued service of our senior management.
●	We may struggle to manage our growth effectively, and as a result our business may be harmed.
●	Part of our business plan presently closing our acquisition of a broker-dealer to allow us to engage in fundraising efforts using multiple oil and gas funds over the next 10 years, and we may face challenges in this endeavor, including the high expenses and uncertainty in the acquisition process, exposure to liability through the acquired business, and regulatory burdens and related costs of compliance.
●	Certain of our activities or holdings, directly or through subsidiaries and other entities with which we do business, may subject us to federal or state regulation relating to investment companies and investment advisers.
●	Our common stock is currently a “penny stock” which trades on a limited basis on OTCQB, and due to factors beyond our control our stock price may be volatile.
●	Trading in our common stock is limited, and future sales of our common stock may depress our stock price.
●	Future issuances of our common stock, which we may effect to raise capital or for other reasons, would likely dilute the interests of our existing stockholders or have other adverse consequences.

Description of Business

White River is a holding company which operates in oil and gas exploration, drilling and production through White River Holdings and our management of White River E&P 1 LP, referred to elsewhere in this Report as the “Fund”, which is consolidated by the Company as the Company’s subsidiary is the general partner of the Fund. Through its wholly-owned operating subsidiary, White River Holdings, the Company is engaged in oil and gas exploration, production, and drilling operations on approximately 30,000 cumulative acres of active mineral leases in Louisiana and Mississippi.

Prior History

In March 2020, the Company acquired the oil and gas exploration operations of White River Holdings and Shamrock Upstream Energy LLC (“Shamrock”) from third-parties (including related parties) and simultaneously sold those assets along with other oil and gas assets they held related to transportation services and equipment to Ecoark; on July 25, 2022, the Company re-acquired White River Holdings as Ecoark began to divest its businesses. The main reasons that the Company sold these entities to Ecoark were (a) Ecoark assumed approximately $12,000,000 in debt; (b) Ecoark had better access to capital to properly fund the operations of the entities they acquired including the ability to uplist to The Nasdaq Capital Market and it insisted upon acquiring the oil and gas exploration business; and (c) the Company then lacked the technical expertise to operate the oil and gas exploration business. The Company received 1,789,041 shares of Ecoark common stock (post-split) of which it retained 200,000 shares and transferred the remaining shares to the various selling stockholders of White River Holdings (the Company’s current senior officers) and Shamrock. These 200,000 shares were sold prior to the July 25, 2022 acquisition of Holdings. The Company’s current Chief Executive Officer was also the former Chief Executive Officer as of the March 2020 transactions, He resigned on July 31, 2020 to become an officer of Ecoark before rejoining the Company as Chief Executive Officer on July 25, 2022.

As of March 2020, there was only nominal operations in the oil and exploration entities. White River Holdings and Shamrock had acquired oil and gas property leases along with approximately $12,000,000 in both non-related party and related party debt. The leases acquired had economic value; however significant drilling operations had not yet commenced due to the lack of capital that Ecoark was able to subsequently raise.

Beginning in March 2021, the Company formed an online sporting goods company Norr, and was developing a business plan for the commencement of operations as a retail distributor of cannabis products in California, before it divested those subsidiaries in September 2022. The financial statements contained in this Report do not reflect our former businesses, and instead only reflect our oil and gas exploration and drilling operations business through White River Holdings. Set forth below is an overview of our current and planned operations.

White River Holdings Acquisition

On July 25, 2022, the Company entered into a Share Exchange Agreement with Ecoark and White River pursuant to which the Company acquired White River Holdings from Ecoark and in exchange issued Ecoark 1,200 shares of Series A Preferred Stock (the “Series A”) of White River. The Series A is convertible into 42,254,521 shares of common stock. The transaction was treated as a reverse merger for accounting purposes with White River Holdings being the accounting acquirer. Ecoark funded the Company with $3 million at the time of the reverse merger.

Following the reverse merger and the subsequent divestment of our non-oil and gas business in September 2022, our operations consist of generating revenue through oil and gas exploration, production and drilling. Through White River Holdings, the Company is now engaged in oil and gas exploration, production, and drilling operations on approximately 30,000 cumulative acres of active mineral leases in Louisiana and Mississippi. The Company has focused its efforts on expanding its exploration and production footprint and capabilities by acquiring oil and gas leases, working interests in oil and gas mineral leases, and related assets. We may also expand our energy asset portfolio or engage in other energy-related strategic transactions as they arise, provided we have sufficient capital and market and regulatory conditions otherwise enable favorable to such transactions. Such transactions may serve a number of business objectives, including by seeking to expand our product and service offerings and/or to increase our geographic footprint.

Prior to our acquisition of White River Holdings, our sole officer and director was the son-in-law of Ecoark’s Chief Executive Officer. The Company acquired White River Holdings because, prior to the acquisition, the Company was in a very early stage with two development stage businesses, one of which is subject to extensive regulation at the state level. That regulation led to delay. Because of these issues and the impact that negative covenants in Ecoark’s Series A Convertible Redeemable Preferred Stock were having on Ecoark’s ability to operate the business of White River Holdings, Ecoark obtained legal advice that if we created a series of non-voting convertible preferred stock, Ecoark could engage in a reverse merger and avoid having the negative covenants affect the reverse merger target (namely White River). It could then spin-off the underlying common stock to Ecoark’s stockholders. Given the Company’s business issues, acquiring White River Holdings offered the best potential value for our stockholders. We believed that such an acquisition would permit the Company to be an oil and gas company, and thereby operate a revenue-generating business with a better opportunity to uplist to a national securities exchange without many of the obstacles the Company then faced as a development stage company.

Our Oil and Gas Operations

Through its wholly-owned operating subsidiary, White River Holdings, the Company is engaged in oil and gas exploration, production, and drilling operations on approximately 30,000 cumulative acres of active mineral leases in Louisiana and Mississippi. This subsidiary is engaged in oil and natural gas development, production, acquisition, and exploration activities principally in the above-referenced states. We may also expand our energy asset portfolio or engage in other energy-related strategic transactions as they arise, provided we have sufficient capital and market and regulatory conditions otherwise enable favorable to such transactions. Such transactions may serve a number of business objectives, including by seeking to expand our product and service offerings and/or to increase our geographic footprint.

Using a vertically-integrated business model, we plan to proceed with consistent, timely and efficient execution of our drilling campaigns, work programs and operations, while maintaining a substantial degree of operational control over our properties. We endeavor to execute our operations in a safe and environmentally responsible manner, and to continuously seek ways to reduce our operating cash costs on a per barrel basis. Our exploration and drilling initiatives are primarily conducted in-house, with the principal exceptions being (i) wire line services to obtain exploratory data, (ii) concrete procurement and installation at well sites, (iii) seismic and geophysical services, and (iv) funding and participation rights provided to third parties.

Our White River business is focused on developing and commercializing these holdings and transactions to produce and sell revenue-generating energy resources, particularly oil. Our exploration and drilling operations are principally focused on sand formations rather than shale formations, as the latter are very deep and involve horizontal drilling complexities that sand formations do not. One major advantage of our focus on sand formation is that the wells can be drilled vertically as opposed to the shale wells which are usually lateral. Examples of sand formations the Company operates on through White River Holdings are the Frio Formation of the Texas Gulf Coast Basin which is partially located in Louisiana and Mississippi and has a depth of 3,000 feet, and the Wilcox Formation in Louisiana, which has a depth of 9,000 feet. The Company also has oil and gas mineral leases covering deep levels below the aforementioned sand formations including, but not limited to, the Austin Chalk and Tuscaloosa Marine Shale formations.

The Company has continuous drilling requirements to drill or re-complete a well on its 9,615 Peabody Blackhawk lease every 270 days to keep the lease active. The Company drilled and logged a well in November 2022 on this oil and gas mineral lease and extended the lease to at least August 2023. White River is currently planning to permit a drilling project to commence in August 2023. In a prior reporting period in February 2022, our Executive Chairman self-funded White River’s drilling obligation to allow the Company to extend this lease. See “Item 1A. - Risk Factors.”

Key Developments

The Company has continued to grow its oil and gas exploration and drilling, energy transportation business and achieved or experienced the following key developments:

As of June 15, 2023, the Company has 12 productive wells in operation.

In January 2023, the Company entered into five separate Participation Agreements with investors, pursuant to which the parties paid $300,000 for drilling one or more wells on the Company’s mineral lease located in Rankin County, Mississippi at a cost of $50,000 per unit to receive (A) a 1.0412490% working interest and (B) a 0.7809370% net revenue interest in such wells.

On December 5, 2022, White River Operating LLC (the “Operator”), the Company, and Ault Energy, LLC (“Ault Energy”) entered into a Participation Agreement, pursuant to which, the parties agreed to the following: (i) Ault Energy agreed to pay the Company an initial amount of $1,567,632.00 for drilling one or more wells on the Company’s mineral lease located in Concordia Parish, Louisiana in exchange for (A) a 37.5% working interest and (B) a 27% net revenue interest in all such wells. In the event the test well on the lease is determined to be economically viable, Ault Energy agreed to pay the Company an additional $595,972.45 in costs to complete and produce the test well. Under the Agreement, Ault Energy also agreed to participate in the drilling of the initial test well, and each party may also drill a substitute well if the test well is abandoned prior to reaching the agreed upon depth. Further, for any well drilled after the initial test well and substitute well referenced in the preceding sentence, Ault agreed to the same cost sharing arrangements as provided for the initial test well. The well commenced drilling in November 2022 and reached terminal depths in early January 2023. The well has undergone completion procedures and is expected to begin oil production in our second quarter ending September 30, 2023.

On March 22, 2023, Operator, the Company, and Ault Energy entered into a Participation Agreement, pursuant to which, the parties agreed to the following: Ault Energy agreed to pay the Company $960,385 for drilling one or more wells on the Company’s mineral lease located in Rankin County, Mississippi in exchange for a 20.0% working interest and a 15.0% net revenue interest in all such wells. Under the Agreement, Ault Energy also agreed to participate in the drilling of the initial test well, and each party may also drill a substitute well if the test well is abandoned prior to reaching the agreed upon depth. Further, for any well drilled after the initial test well and substitute well referenced in the preceding sentence, Ault agreed to the same cost sharing arrangements as provided for the initial test well. The well commenced drilling during the 4th week of March 2023, and is expected to reach terminal depths and be logged by the end of July 2023.

We entered into an agreement with Ecoark and an Ault subsidiary dated March 29, 2023 under which the parties agreed we were owed $3.25 million and Ecoark agreed to pay us up to $3.25 million in exchange for the Ault subsidiary agreeing to the redemption of shares of its preferred stock of Ecoark. See “Item 13. - Certain Relationships and Related Transactions, and Director Independence” for more information. Through June 15, 2023, the Company has received $1,840,000 from Ecoark under this agreement. The $1,840,000 in receipts has fully satisfied Ault Energy’s obligation for the above-mentioned $1,567,632 obligation for drilling costs for the project on the Company’s mineral lease located in Concordia Parish, Louisiana. The remaining $272,368 of the $1,840,000 in receipts from Ecoark has partially satisfied Ault Energy’s $595,972.45 completion costs related to the aforementioned drilling project in Concordia Parish, Louisiana. Ault Energy still has $1,410,000 in obligations related to various drilling projects which will be satisfied by the remainder of the $3.25 million instrument from Ecoark.

On November 22, 2022, the Company entered into two Participation Agreements (each, an “Agreement”) with White River E&P 1 LP, referred to elsewhere in this Report as the “Fund”, which is consolidated by the Company as the Company’s subsidiary is the general partner of the Fund, whereby the parties agreed to the following: (i) under the first Agreement, the Fund agreed to pay the Company an initial amount of $1,408,000 for drilling one or more wells on the Company’s mineral lease located in Rankin County, Mississippi in exchange for (A) a 50% working interest and (B) a 32.5% net revenue interest in all such wells (the “Mississippi Agreement”); and (ii) under the second Agreement, the Fund agreed to pay the Company an initial amount of $1,567,632 for drilling one or more wells on the Company’s mineral lease located in Concordia Parish, Louisiana in exchange for (A) a 37.5% working interest and (B) a 27% net revenue interest in all such wells (the “Louisiana Agreement”). In addition, under the Louisiana Agreement, in the event the test well on the lease is determined to be economically viable, the Fund agreed to pay the Company an additional $595,972.45 in costs to complete and produce the test well, while the Mississippi Agreement requires an additional $992,963.27 in costs to complete and produce that test well. The Louisiana well commenced drilling in mid-November 2022, reached terminal depths in December 2022 and was logged in January 2023. The logging of the Louisiana well showed significant oil in the Frio formation, so the well began completion procedures in late January 2023 / early February 2023 and is expected to begin producing oil in July 2023. The Mississippi well commenced drilling during the 4th week of March 2023, and is expected to reach terminal depths and be logged by the end of July 2023.

In October 2022, the Company through White River Operating LLC (“WR Ops”) and Ault Energy, a wholly-owned subsidiary of Ault, successfully completed drilling a 9,531 foot well, the Harry O’Neal 20-9 No. 1 (the “O’Neal No. 1 Well”), on White River’s oil and gas mineral lease in Holmes County, Mississippi. Initial production results indicated higher than estimated production. Through an exercise of its participation right, Ault Energy executed a participation agreement for a 40% working interest in the O’Neal No. 1 well.

In October 2022, WR Ops borrowed $1,500,000 from and issued a Secured Promissory Note to Align Business Finance, LLC in the principal amount of $1,500,000, and used the proceeds to acquire two oil and gas drilling rigs and related equipment. In December 2022, this note was repaid in full.

White River’s most recent drilling project was a 13,500’ deep vertical oil well in the Wilcox, Austin Chalk, and Tuscaloosa Marine Shale formations in the Coochie Oil Field in Concordia Parish, LA. White River’s next planning drilling project is to drill three consecutive deep vertical drilling projects at approximately 13,000’ in the Rodessa and Hosston sand formations on the Pisgah Field Lease in Rankin County, MS.

In September 2022, WR Ops completed a workover project as the operator of record on the Deshotel 24H 001 Well (“Deshotel Well”) in the Bayou Jack North Field in Avoyelles Parish, Louisiana. The Deshotel Well was originally drilled and completed by WR Ops in early 2021 as an open-hole lateral Austin Chalk oil and gas well. Production had been inhibited on the Deshotel Well due to a build-up of paraffin in the well’s vertical casing and tubing. White River performed a workover procedure on the Deshotel Well, which involved a heavy water flush into the wellbore to remove a substantial paraffin blockage and also installed artificial lift to increase the production rate. The initial results of the workover procedure greatly exceeded expectations with over a 500% increase in current production rates being realized at the Deshotel Well. As the well has returned online and production has stabilized, it has averaged approximately 46 barrels per day for the 12 months ended March 31, 2023.

In August 2022, in connection with drilling efforts on the O’Neal No. 1 Well, White River Holdings purchased two additional drilling rigs, comprised of an additional MD Cowan Super Single drilling rig and an APEX PK drilling rig, for a total purchase price of $1,800,000. The addition of two more drilling rigs to our equipment portfolio resulted in White River owning three drilling rigs and three workover rigs, thereby enhancing the Company’s in-house drilling capabilities for projects on up to 30,000’ horizontally in formations on our leases, including the Austin Chalk and Tuscaloosa Marine Shale.

On March 4, 2022, White River successfully completed the drilling of an oil project on its 9,615 acre oil and gas mineral lease in the Blackhawk oil field in Concordia Parish, Louisiana on March 4, 2022. White River led the drilling effort in close partnership with a local energy services provider. The completed well was logged March 5, 2022 and had significant shows in the three different zones in the Frio sand formation.

In April 2022, White River Holdings purchased an MD Cowan Super Single drilling rig for $351,813 to add to its three workover rigs it owns. This purchase is expected to enable White River to drill its own vertical wells at both shallow and deep levels. This purchase, together with the recent financing described below, is expected to facilitate the expansion of the Company’s drilling program.

The Fund

White River has formed the Fund which will consist of private external general and limited partners consisting of retail accredited and institutional investors who have or will advance proceeds to the fund in exchange for partnership interests therein. Our subsidiary’s Fund Manager is the managing General Partner of the Fund. The Fund is currently offering up to 2,000 units of partnership interest at a price per unit of $25,000 with a minimum investment of one unit or $25,000 through a 42 month closed-end fund structure. The Fund is expected to close to new investors at the earlier of September 30, 2023 or the sale of all 2,000 units. As of June 23, 2023, the Fund has raised $3,250,000. Mr. Randy May, our Executive Chairman and Mr. Jason Puchir, our Chief Executive Officer are also serving in the roles as Co-Fund Managers of the Fund Manager. Proceeds of the Fund will be used in drilling White River drilling projects whereby White River will retain a 25% promoted working interest in all drilling projects participated in by the Fund, and the Fund Manager will receive a 10% carried working interest at the successful closure of the Fund and a 1% annual management fee calculated based on the average assets under management each quarter and paid pro rata on a quarterly basis on the last day of each quarter. The Fund Manager will use the proceeds from the annual management fee to pay for various service functions such as legal, external audit, tax, and fund administration.

White River has made a commitment to acquire the partnership interest of all investor partners in the Fund at 42 months after termination of the offering which will not be later than March 31, 2027 at the PV20 valuation generated by an independent valuation firm subject to the cash availability of White River.

The Fund’s investment and business strategy envisions leveraging the Company’s leases, equipment and employees in conjunction with the Company’s intention of drilling 100 wells, or potentially more, over the next five years, by investing in drilling projects owned and operated by the Company over its five year term. Under this arrangement, the Company will sell to the Fund up to 75% of the interests, which may include potential cash flows and/or working interests, in each such drilling project. With such sales, the Company will grant the Fund a right of first refusal with respect to funding any such projects. The projects to which the Fund’s investments will relate are expected to primarily consist of horizontal/deep oil drilling projects, refracturing oil projects, vertical/shallow oil drilling projects and purchases of existing production which may include wells drilled by the Company or its affiliates, independently or in participation with third party oil and gas companies. However, the aforementioned drilling projects are anticipated to be originally owned and operated by the Company. In such arrangements, the Fund will own direct working interests in oil and gas drilling projects and purchases of existing production. Assuming sufficient capital is raised, the Fund will seek to participate in approximately 20 drilling projects, 10 re-fracking projects, and purchases of existing oil production over the next five years, although the Fund is not precluded from participating in a greater number of projects or in different types of projects, or from engaging, investing or cooperating in oil and gas drilling activities of other third parties in the oil and gas industry not involving the Company. The Company plans to launch a second drilling fund and begin seeking investors on or about October 1, 2023. Any drilling projects in the first Fund that were not able to be performed due to insufficient capital raised will be allocated to the new fund.

While the Company anticipates collaborating with the Fund in pursuing oil and gas ventures that are mutually beneficial to both entities, conflicts of interest may arise. See “Item 1A. - Risk Factors” below for more information. The Company has no equity ownership of the Fund but expects to provide drilling services for a fee and receive management fees.

Oil Gas Portfolio and Acquisitions

The following is an overview of our oil and gas properties portfolio:

Louisiana properties

-	Coochie Oil Field

-	Five Mile Bayou Oil Field

-	Lake Ophelia Oil Field

-	Lake St John Oil Field

-	North Bayou Jack Oil Field

-	Tew Lake Oil Field

Mississippi properties:

-	Henry Oil Field

-	Horseshoe Lake Oil Field

-	Pearl River Oil Field

-	Thanksgiving Oil Field

Competition

The Company faces intense competition in the oil and gas industry, as we are producing and selling crude oil as a commodity so we compete against all producers including individual well owners through the major global and national oil companies. Many of these competitors possess greater financial, technical, human and other resources than we do and our financial resources are relatively limited when contrasted with those of many of these competitors.

Government Regulations

Set forth below is an overview of the government regulations we presently face or could face as a result of our current and planned operations. As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see “Item 1A. - Risk Factors.”

Oil and Gas

Oil and gas production is regulated under a wide range of federal and state statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The states in which we operate, Louisiana and Mississippi, have regulations governing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the regulation of spacing, and requirements for plugging and abandonment of wells. Also, states in our territory impose a severance tax on production and sales of oil, and gas within its jurisdiction. Failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and gas industry are subject to the same regulatory requirements and restrictions that affect our operations. But large companies have sufficient human capital as well as financial resources to deal with regulation in contrast to White River.

Our exploration and production activities are subject to a variety of rules and regulations concerning drilling permits, location, spacing and density of wells, water discharge and disposal, prevention of waste, bonding requirements, surface use and restoration, public health and environmental protection and well plugging and abandonment. In addition, our operations must comply with rules governing the size of drilling and spacing units or proration units and the unitization or pooling of lands and leases. Some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In states where pooling is primarily or exclusively voluntary, it may be more difficult to form units and therefore to drill and develop our leases in circumstances where we do not own all of the leases in the proposed unit. These risks also exist in other states that have imposed limits on forced pooling. State laws may also prohibit or limit the venting or flaring of natural gas, which may impact rates of production of crude oil and natural gas from our wells. Leases covering state or federal lands often include additional laws, regulations and conditions which can limit the location, timing and number of wells we can drill and impose other requirements on our operations, all of which can increase our costs. The Company, however, only had an insignificant amount of oil and gas mineral leases on federal land owned by the Bureau of Land Management.

Federal regulation of oil and gas is also extensive. The recent spike in gasoline and other fuel costs is at least in part been driven by the Biden Administration’s efforts to reduce oil drilling and transition away from fossil fuels.

Since he took office in January 2021, President Biden has signed a series of executive orders seeking to adopt new regulations to address climate change and to suspend, revise, or rescind certain prior agency actions which were part of the Trump Administration’s de-regulatory push, including oil drilling. In addition, legislation has been enacted which provides incentives for green energy initiatives. The Biden Administration is expected to continue to aggressively seek to regulate the energy industry and has stated its goal to eliminate fossil fuels. The previous executive orders include, among other things, orders requiring a review of current federal lands leasing and permitting practices, as well as a temporary halt of new leasing of federal lands and offshore waters available for oil and gas exploration, directing federal agencies to eliminate subsidies for fossil fuels, and to develop a plan to improve climate-related disclosures. Federal agencies including the Environmental Protection Agency (“EPA”) and the SEC have followed suit in pushing ahead with new regulations which will adversely affect our future business, as more particularly described below.

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

In November 2021, the EPA released new proposed methane rules which would impose regulations on methane release at existing wells nationwide, although methane primarily affects gas production rather than oil which is our focus. These new rules, among other things, would implement a comprehensive monitoring program to require companies to find and fix leaks. Additionally, the new rules would require well operators to place gas that is produced in a pipeline to be sold when possible to prevent wasting the gas, which could force us or well operators on which we rely to sell the gas at lower prices and thereby reduce our revenues. As with most regulations, smaller participants like us will face more burdens due to the compliance and other costs and the limited revenue to absorb such costs. The EPA is expected to issue a supplemental proposal in 2022 in the hopes of identifying additional regulatory means of reducing methane and other emissions, and has indicated an intention to adopt final rules before the end of calendar year 2022. In November 2022, the EPA announced it intends to strengthen its proposed methane standards and cut methane and other harmful air pollution.

While a June 2022 U.S. Supreme Court case imposed limitations on the EPA’s authority under the Clean Air Act, including by holding that the EPA’s attempted energy generation shifting entailed an overly broad interpretation of the statute’s delegation of authority, if the EPA adopts the above or other regulations and such regulations are held to be valid, the resulting new regulatory framework could impose additional restrictions and costs on our operations which could materially adversely affect our business. The regulations at issue in the recent case pertained to an attempt to shift a portion of U.S. energy production from coal to natural gas by an enumerated percentage by 2030. In February 2022, a federal judge blocked a Biden Administration executive order which used the “social cost of carbon.” The Interior Department responded by suspending permits for oil and gas drilling, which suspension was lifted in April 2022.

On April 12, 2023, the EPA announced new, more ambitious proposed standards to further reduce harmful air pollutant emissions from light-duty and medium-duty vehicles starting with model year 2027. The proposal builds upon the EPA’s final standards for federal greenhouse gas emissions standards for passenger cars and light trucks for model years 2023 through 2026 and is intended to leverage advances in clean car technology to reduce climate pollution and fuel and maintenance costs. The proposed standards would phase in over model years 2027 through 2032.

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

Environmental Compliance

Our oil and gas operations through White River Holdings are or may become subject to numerous laws and regulations relating to environmental protection and climate change. These laws and regulations change frequently, and the effect of these changes is often to impose additional costs or other restrictions on our operations. We cannot predict the occurrence, timing, nature or effect of these changes. We also operate under a number of environmental permits and authorizations. The issuing agencies may take the position that some or all of these permits and authorizations are subject to modification, suspension, or revocation under certain circumstances, but any such action would have to comply with applicable procedures and requirements.

While we are currently not experiencing any material expenses related to the environmental compliance, we may become subject to requirements of environmental or other related laws and regulations in the future, which may result from a number of causes. See Item 1A. “Risk Factors” and the paragraph that follows with regard to potential environmental and other compliance expenses.

On March 21, 2022, the SEC released proposed rule changes on climate-related disclosure. The proposed rule changes would require registrants including the Company to include certain climate-related disclosures in registration statements and periodic reports, including information about climate-related risks that are reasonably likely to have a material impact on the registrant’s business, results of operations, or financial condition, and certain climate-related financial statement metrics in a note to their audited financial statements. The required information about climate-related risks also would include disclosure of a registrant’s greenhouse gas emissions, information about climate-related targets and goals, and transition plan, if any, and requires extensive attestation requirements. The proposed new rules would also require companies to disclose multiple levels of climate impact, including primary direct impacts from the registrant’s own operations, as well as secondary and tertiary effects of the operations and uses by contractors that the registrant utilizes and end-users of the registrant’s products and/or services. If adopted as proposed, the rule changes will result in material additional compliance and reporting costs, including monitoring, collecting, analyzing and reporting the new metrics and implementing systems and procuring additional internal and external personnel with the requisite skills and expertise to serve those functions. We expect that the rules will be adopted in large part at least in this year, and our compliance costs will be material. However, following a June 2022 U.S. Supreme Court administrative law decision, we expect a court challenge to any climate change SEC Rule. We cannot predict the outcome of any challenge.

Seasonality

Our business experiences a certain level of seasonality due to our oil and gas exploration and production business, including as a result of demand for oil typically being higher in the Fall and Winter months resulting in higher prices. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis. Seasonal weather conditions, including the annual flooding of coastal properties, and lease stipulations can limit drilling and producing activities. These seasonal anomalies can pose challenges for the drilling objectives and can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay operations, thus, harming our operating margins. Also, the volatility of commodities prices and supply chain issues can potentially delay the receipt of critical parts and equipment needed during drilling projects which can both delay the project and add additional costs to the project. Finally, Winter storms and lower temperatures resulting in snow and ice adversely impact drilling and production capabilities.

Dependence on Major Customers

From time-to-time we have had and may continue to have customers generating 10 percent or more of the Company’s revenues, and loss of such customers could have a material adverse effect on the Company.

In the fiscal year ended March 31, 2023 (“FY 2023”), two customers accounted for 91% of our total revenue and four customers account for 97% of our accounts receivable.

In the fiscal year ended March 31, 2022 (“FY 2022”), three of our customers accounted for 95% of our total revenue and three customers account for 66% of our accounts receivable.

In particular, we frequently rely on Plains Marketing, LP, a leading midstream energy company, for our sales.

We expect this trend with respect to customer concentration to continue unless and until we expand our oil and gas drilling activities and diversify our customer base in terms of amount and geographic region.

Acquisition of a Broker-Dealer

An element of our business strategy is to acquire an existing broker-dealer which is licensed by the SEC and the Financial Industry Regulatory Authority (“FINRA”) and also meets applicable state licensure and registration requirements. The purposes of acquiring the broker-dealer is to enable us to proceed with our plan to open a new oil and gas drilling fund, which began in calendar year 2022 with the Fund, each year for the next 10 years. Because our and our affiliates’ activities in raising proceeds and attracting investors to invest in these funds may be viewed by regulators as engaging in the business of effecting sales of securities for the accounts of others, we have been advised by counsel to acquire and maintain registration and licensure for a registered and licensed broker-dealer to ensure these activities are conducted in compliance with the applicable federal and state securities laws and self-regulatory organization rules.

We have entered into a Membership Interest Purchase Agreement to acquire Commenda Securities LLC (“Commenda”), a small licensed broker-dealer which is registered with the SEC for $70,000, up to $30,000 in liabilities and up to $20,000 in third party expenses. The acquisition of the broker-dealer will be subject to approval by FINRA which under the agreement must be obtained by July 23, 2023, as well as possibly a few states. In February 2023, we filed a change of control application, referred to as a Continuing Membership Application or CMA, with FINRA in February 2023. In April 2023, we incurred a conflict with our proposed principal assigned as a control person of the broker-dealer post-acquisition and engaged new principals as control persons of the broker-dealer acquisition post-acquisition as well as engaged an outside advisory firm experienced in filing CMA applications. We spoke with FINRA in April 2023 and they approved the change in principals that we proposed. Upon re-filing the CMA application with the new principals, FINRA extended the CMA application start date to April 25, 2023 which provided the Company with 180 additional days to complete the acquisition from that date. The Company paid the sellers an additional $20,000 in late May 2023 towards the acquisition price to further reiterate that the Company is committed to consummating this broker-dealer acquisition. We cannot assure you FINRA will approve our application and cannot assure you that the terms of the Purchase Agreement with Commenda will be satisfied prior to a potential termination of the Purchase Agreement.

We recently hired two key executives to head our capital raising for the Fund. If we acquire the broker they will be required to be associated with it; meanwhile unless we make an alternative arrangement with another broker-dealer, they cannot raise capital for us. See Item 1A. “Risk Factors - If we are unable to acquire the broker-dealer, our ability to raise capital for the Fund may be materially and adversely affected while at the same time we have made significant financial commitments to two new executives.

If we do acquire the broker-dealer, the operation of any such entity is subject to intense regulation. We would need to overcome obstacles inherent in integration of a newly acquired business generally, as well as specific complications posed in the broker-dealer context. Among these challenges are:

●	differences in the information technology infrastructure or friction amongst the personnel of White River and the broker-dealer;

●	the lack of knowledge and experience of our management team in the broker-dealer industry, and resultant reliance upon an outside consultant to the broker-dealer, particularly in the short- and medium-term following the acquisition; and

●	laws and regulations imposed on the industry and broker-dealer practices by legislatures, governmental agencies such as the SEC and self-regulatory organizations such as FINRA which are intense and robust, and the high costs of continued compliance with these requirements.

With respect to laws and regulations, we will need to comply with, among others: (i) anti-money laundering and know your customers laws, (ii) minimum capital, liquidity reserve and corporate structure requirements, (iii) monitoring, reporting and notice requirements with respect to net capital and other financial metrics, and (iv) cash deposit, “best execution,” margin lending, and other operational obligations and restrictions aimed at protecting investors and securities markets.

See Item 1A. “Risks Factors” beginning on page 33 for more information on the challenges and risks involved in the acquisition and operation of a broker-dealer.

Human Capital Resources

As of June 15, 2023, we have 49 full-time employees, no part-time employees and 10 independent contractors. The independent contractors perform oilfield services.

Our ability to successfully execute our strategic initiatives is highly dependent on recruiting and retaining skilled personnel.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. Investors should carefully consider the following Risk Factors before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

Risks Relating to Our Financial Condition

Because we have a limited operating history as a standalone oil and gas company, we cannot predict our future results.

White River’s oil and gas operations were operated under Ecoark as a portion of a larger public holding company with greater diversification and access to capital. Given our limited operating history as a standalone entity, it may be difficult to evaluate our future performance or prospects. You should consider the uncertainties that we may encounter as a company that should still be considered an early-stage oil and gas company. These uncertainties include:

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

We have incurred net losses on an annual basis since our inception and may continue to experience losses and negative cash flow in the future.

We have not been profitable on an annual basis since inception and have incurred significant operating losses and negative cash flow from operations particularly after our acquisition of White River Holdings. We recorded a net loss of approximately $43,089,977 and $6,922,753 for FY 2023 and FY 2022, respectively. We may continue to incur losses and experience negative cash flows from operations for the foreseeable future. If we cannot achieve positive cash flow from operations or net income, we may need to raise additional capital on acceptable terms.

Because we may require additional capital to fund our business objectives and support our growth, our inability to generate and obtain such capital could harm our business, operating results, financial condition and prospects.

Over the past two years, White River Holdings, increased its operating expenses in supporting its business of oil and gas exploration and drilling and consummating acquisitions of oil and gas properties. Included in our expenses is $150,000 per month in salary to two new executive officers of our Fund. We intend to continue to make substantial investments to fund our business and support our growth. Although we recently raised $6,577,816 in a private placement, we may desire to increase our drilling activity or acquire additional oil and gas properties. In addition, White River E&P Management 1 LLC (the “Manager”), a subsidiary of the Company, is seeking to raise capital for the Fund in which the Manager is the managing general partner. In order to reduce dilution, our plan is to use investments into the Fund to support our drilling activities. However, through June 23, 2023, we have only raised $3,250,000 of the $50 million offering. See the Risk Factor on page 34 relating to issues with respect to capital raising for the Fund.

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

From time-to-time, we may need to access capital markets to obtain long-term and short-term financing. However, our ability to access capital markets could be limited or adversely affected by, among other things, oil and gas prices, interest rates, our asset base, our track record in the industry, and the health or market perceptions of the drilling and overall oil and gas industry and the global economy. In addition, many of the factors that affect our ability to access capital markets, including the liquidity of the overall capital markets in general and the lack of liquidity for our common stock and the state of the economy and/or the oil and gas industry, among others, are outside of our control. There have also been efforts in recent years aimed at the investment community, including leading investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities as well as pressuring lenders and other financial services companies to limit or curtail activities with companies engaged in the extraction of fossil fuel reserves, which, if successful, could limit our ability to access capital markets. No assurance can be given that we will be able to access capital markets on terms acceptable to us when required to do so, which could adversely affect our business, financial condition and results of operations.

Since the Company’s Executive Chairman and Chief Executive Officer are involved in other oil and gas ventures, and received certain interests and rights in our oil and gas drilling and production efforts pursuant to their Employment Agreements, conflicts of interest may arise.

Each of Randy May, the Company’s Executive Chairman, and Jay Puchir, the Company’s Chief Executive Officer, are involved with the Fund in which they are the managers of a Company subsidiary, which is the managing general partner of the Fund. The Company will act as the driller for the Fund and expects to receive management fees. While the Company’s management believes working with the Fund will benefit the Company, the Company and the Fund may compete with each other in drilling opportunities which creates a conflict of interest. To the extent that we have capital available to invest in drilling for our own account and the Fund participates either with us, or separately, to the extent that a well is successful, this conflict can adversely affect us. At the same time, we benefit if the well is not successful.

Additionally, pursuant to their respective Employment Agreements, each of Messrs. May and Puchir were granted a 5% overriding royalty interest or carried working interest (either, the “ORRI”) from the Company and its subsidiaries in any and all successfully drilled and completed oil and/or gas wells, as well as participation right of 15% and 10%, respectively, in the funding and ownership interest in any drilling or participation by the Company or any subsidiary in the drilling by a third party of an oil and gas well, which does not include the Fund but will include any other investment funds the Company sponsors. As of the date of the filing of this Report, Messrs. May and Puchir have not exercised their participation rights in any of the Company’s drilling projects. The initial terms of their Employment Agreements are five years, subject in each case to renewal. While these arrangements are intended to directly align these officers’ incentives with the Company’s oil and gas exploration, drilling and production efforts by compensating them for the success of such ventures, they also directly divert any revenue generated by these ventures to these officers and away from the Company, which may be adverse to the Company and its stockholders. For example, a well that could have been profitable, or our operations as a whole, may not be profitable where it otherwise would have been as a result of the ORRI or the election of participation rights. Messrs. May and Puchir also have personal oil and gas investments which may also compete with the Company. These conflicts of interest may adversely affect our operations and financial condition, divert management’s time and attention away from running our primary business and result in our management to providing business opportunities to the Fund instead of the Company, any of which could materially adversely affect us.

Further, because each of Messrs. May and Puchir are also executive officers of Ecoark, they divert their limited time and attention to both entities and their respective businesses, and as a result conflicts of interest may arise that could be materially adverse to us.

Any of these or other endeavors that those involved in our operations chooses to pursue could materially harm our operations and ability to execute our business plan.

Because we have agreed with the Fund that we will redeem the investments of its partners no later than March 31, 2027, we may not have the capital to meet this obligation.

In order to attract investors to the Fund, we agreed to redeem the investments of its partners (other than our subsidiary which is the managing general partner) 42 months after it terminates its offering or no later than March 31, 2027. As of the date of this Report. The Fund has raised $3,250,000. The redemption will be based upon a 20% discount to an industry formula.

We plan to launch a second limited partnership on or about October 1, 2023 and seek to raise up to $200 million with similar terms and conditions including redemption. We are hopeful that we receive approval to acquire the broker-dealer and that will assist us in raising substantially more money for the Fund and the second limited partnership. See Risk Factor at page 34.

We cannot predict what our financial condition or oil and drilling business will be on the redemption date(s), including whether we will have sufficient cash to meet our obligations. Because we have committed to the redemptions, we are subject to the further risk that after making such payments, we will be unable to fund our ongoing operations or other capital commitments. While management intends to monitor our financial condition with a view to maintaining sufficient cash available for the redemption, no assurance can be given that we will be successful in obtaining and reserving the necessary capital from operational sources of revenue such as oil and gas drilling and production. In such an event, we would be forced to raise capital from one or more debt or equity financings to enable us to make the redemption payments, which financings could be extremely dilutive, require us to pay high interest rates, dividends or other unfavorable financial terms, impose substantial restrictions on our operations or corporate governance, and contain other terms that are adverse to us and/or our other investors. If we fail to meet our redemption obligation, we may cease operations.

Because we have not entered into a Transition Services Agreement with Ecoark, we may encounter certain risks which could result in damages to us.

Often in spin-offs, the company distributing the dividend or the parent and the company being spun-off enter into a Transition Services Agreement outlining the rights and responsibilities between the parties and providing for payment to cover services usually rendered by the parent company. Because we operate independently of Ecoark and have control of all of our assets, we did not think we needed any agreement which would the parties’ respective rights and obligations following the Spin-Off. However, if we are incorrect in this conclusion, we could encounter difficulty in proving our ownership of any assets or face liabilities to third parties for acts committed by Ecoark prior to the distribution. Once control of Ecoark changes, we may not be able to prove our ownership or we may to defend an asserted liability. If incur legal fees in seeking to prove title or lose control of any assets or if we are found liable for actions that were predominately due to Ecoark’s actions, we may be required to sue Ecoark since we have no contractual indemnification rights. Any costs or damages may be material and we cannot assure you we will be able to collect from Ecoark even if we are successful.

Risks Relating to Our Oil and Gas Exploration and Production Operations

We have significant ongoing capital requirements that could affect our operations if we are unable to generate sufficient cash from operations or obtain financing on favorable terms.

The Company’s drilling plan entails extracting oil reserves across its approximately 30,000 acres of shallow and deep drilling rights. The Company has purchased a deep drilling rig to further vertically integrate its operations. However, with historically high oil prices, ancillary services related to drilling and producing oil wells have risen significantly. The Company is largely vertically integrated, since its exploration and drilling activities are primarily conducted in-house except for (i) wire line services to obtain exploratory data, (ii) concrete procurement and installation at well sites, and (iii) seismic and geophysical services.

We expect to pay for projected capital expenditures related to exploring and drilling additional oil wells with cash flows from operations or the proceeds from equity sales, including the Company’s recent financings. If we were unable to generate sufficient cash from operations, we would need to seek alternative sources of capital to meet our capital requirements. To the extent that our working capital is insufficient, we may have to scale back operations including our drilling activity.

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

The loss of any of, or a material reduction in orders from, our largest customers would materially and adversely affect our results of operations and financial condition.

Our oil and gas business is and has been characterized by a high degree of customer concentration and reliance on a very limited number of customers for our revenue. The loss of any of these customers, particularly Plains Marketing, LP, a leading midstream energy company which we frequently rely on for our sales, or a material reduction in their purchases from us spending activities generally, would have a material adverse effect on our financial condition, liquidity and results of operations.

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

Our operations may generate waste that may be subject to the Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous waste. Furthermore, certain waste generated by natural gas and oil operations that are currently exempt from treatment as hazardous waste may in the future be designated as hazardous waste and therefore become subject to more rigorous and costly operating and disposal requirements.

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

As described under “Item 1. - Business-Government Regulations”, our operations are regulated extensively at the federal, state and local levels, and lawmakers and government agencies continue to consider potential new laws and regulations that would regulate or otherwise affect our industry. Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon oil and natural gas wells. The trend in recent years has been increased scrutiny and regulatory oversight of the oil and gas industry, including among other things increasingly the proposal of new laws and regulations aimed at reducing or restricting oil and gas production and use. For example, in a rulemaking notice in mid-November 2022, the EPA announced a new calculation that would raise the damage estimate referred to as the “Social Cost of Carbon” of from $51 per metric ton, which had been the rate for the last several years, to $190 per metric ton by 2022 and as much as $410 by the year 2080. This amount is expected to guide or influence numerous laws and regulations in the future that are designed to reduce carbon emissions and the harm they cause to the environment. Under these laws and regulations, we could also be liable for personal injuries, property damage and other damages. In addition, failure to comply with these laws and regulations may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties and fines.

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

As an example, in August 2022, the California Air Resources Board passed a rule banning the sale of gas vehicles by 2035, requiring 35% of new passenger vehicles sold by 2026 to be electric or otherwise not using gas with the number rising to 68% by 2030. It has been reported that more than a dozen states typically follow California which is the largest market for the sale of passenger vehicles. The State of Washington has enacted a Rule similar to California. California also enacted a law effective July 1, 2022 banning the sale of gas powered lawn mowers and leaf blowers starting in 2024. Further in late September 2022 the California Air Resources Board banned natural gas heaters and furnaces by 2030. Very recently, New York State passed a law banning gas stoves and furnaces, with limited exceptions, for all new buildings less than seven stories by 2026 and taller buildings by 2029. As this and the other trends outlined above are implemented, the Company could incur material and adverse effects on its results of operations.

Because we expect the SEC will adopt most, if not all of its proposed climate change rules, as a small producer, the compliance costs may adversely affect our future results of operating and financial condition, which effects may be material.

On March 21, 2022, the SEC released proposed rule changes that would require new climate-related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. In addition to requiring filers to quantify and disclose direct emissions data, the new rules would also require disclosure of climate impact arising from the operations and uses by the filer’s business partners and contractors and end-users of the filer’s products and/or services. If adopted as proposed, the rule changes would apply to the Company and result in us incurring material additional compliance and reporting costs, including monitoring, collecting, analyzing and reporting the new metrics and implementing systems and procuring additional internal and external personnel with the requisite skills and expertise to serve those functions. Such costs are likely to adversely affect our future results of operations and financial condition, which may be material. We expect the rule will be adopted in 2023 and be effective beginning at some point in 2023. We cannot predict the outcome of litigation which we expect will challenge any new climate change rules.

If Congress enacts the proposed price gouging bill, it could have a material adverse effect on our oil and gas operations and the Fund.

Senator Elizabeth Warren and others have introduced legislation aimed at rising gasoline and other prices and would empower the Federal Trade Commission (“FTC”) to investigate and penalize companies with “unconscionably excessive price increases.” The proposed legislation does not define what this phrase means so it will permit the FTC to define it. While we cannot predict whether the legislation will pass, the recent election and the apparent Republican control of the House of Representatives may mean the proposed bill will not be enacted. If it does pass, the FTC will enact Rules although it is possible it may enact an emergency Rule like other regulatory agencies have recently done. Any such legislation will likely affect gasoline prices. We believe price controls will have a material adverse effect on the Company and the Fund.

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

Our ability to acquire and develop reserves in the future, and maintain and grow our customer base will depend on our ability to evaluate and select suitable properties and assets and to consummate transactions in a highly competitive environment for acquiring such properties and assets, marketing oil and gas, securing and compensating trained personnel and meeting demand for our products and services. Also, there is substantial competition for capital available for investment in the oil and gas industry. Our competitors may be able to pay more to acquire working interests in oil and gas leases as well as for personnel, property and services and to attract capital at lower rates. Because of our small size, we may be more affected than larger competitors. Further, the current inflation the United States is facing will affect us more that many well capitalized competitors.

The potential lack of availability of, or cost of, drilling rigs, equipment, supplies, personnel and crude oil field services could adversely affect our ability to execute on a timely basis our exploration and development plans within our budget.

We currently own three drilling rigs which can perform deep vertical and horizontal/directional drilling projects in depths of up to 30,000 feet, and three workover rigs. When the prices of crude oil increase, or the demand for equipment and services is greater than the supply in certain areas, we could encounter an increase in the cost of securing a deep drilling rig capable of performing lateral drilling projects in the Tuscaloosa Marine Shale. In addition, larger producers may be more likely to secure access to such equipment by offering more lucrative terms. If we are unable to acquire access to such resources, or can obtain access only at higher prices, our ability to convert our reserves into cash flow could be delayed and the cost of producing those reserves could increase significantly. In addition to increasing our costs, we may face the possibility of poorly rendered services or faulty or damaged equipment coupled with potential damage to downhole reservoirs and personnel injuries. Such issues can increase the actual cost of services, extend the time to secure such services and add costs for damages due to accidents sustained from the overuse of equipment and inexperienced personnel. All of these factors may adversely affect our results of operations and financial condition.

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

Between inflation, supply chain shortages and the war in Ukraine, among other factors, the price of oil has spiked in 2022 with peak oil prices over $122 per barrel of oil for WTI crude on June 8, 2022, which was the highest level in over 10 years. However, as the economy is seemingly worsening, the price of crude oil fell to early January levels with WTI crude at $78.74 on September 24, 2022, although the price increased to above $90 in early November 2022. As of June 13, 2023, WTI crude oil traded at $69.42 per barrel. Changes in oil and natural gas prices (and specifically downwards trends or the lack of an increase) will have a significant adverse impact on our cash flow. Lower oil and gas prices may not only impact our revenues, but also may reduce the amount of oil and gas that we can produce economically. Historically, oil and gas prices have been volatile, and it is likely that they will continue to be volatile in the future. At some point, the regulatory factors facing fossil fuels and the drilling for oil as well as a recession may make oil drilling financially unattractive. In that event, our results of operations may be materially and adversely affected.

The volatility of oil and natural gas prices could also hamper our ability to produce oil and gas economically. Oil and natural gas prices are volatile, and a decline in prices could significantly, adversely affect both profitability and overall financial health of the Company. The oil and gas industry has experienced severe downturns characterized by oversupply and/or weak-to-zero demand.

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

Because oil prices have been volatile, there can be no certainty as to if, when and to what extent they may decline in the future. Further, while higher oil prices generally provide benefits to our drilling operations to the extent we have productive wells during the high price periods, they also pose increased costs in drilling additional wells.

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

Our oil and gas mineral leases may contain acreage that is either held by production or not. In order to extend the leased acreage not held by production, the Company must maintain minimum continuous drilling operations in order to extend these leases to future periods. Further, at least one of our leases requires us to drill a new well every 270 days in order to maintain the rights, and our failure to do so would result in us losing the rights unless the owner agrees to a waiver or extension. The Company’s inability to perform operations during any given period could result in the Company’s losing the rights to future operations on that lease. The Company has until August 2023 to spud this well to maintain this lease.

We may be required to meet future drilling conditions and lack the capital to protect our interest in one or more wells.

In addition to the requirements under our current interests, we may acquire interests in wells that require continuous drilling in order to maintain our interest. In the past, White River Holdings a then subsidiary of Ecoark was unable to meet the drilling condition, which permitted our Executive Chairman (and Ecoark’s Chief Executive Officer) to personally acquire a portion of the working interest when he made the required investment. Because we may acquire oil and gas mineral leases that may require future drilling to maintain the leasehold interest, if we do the Company will be required to invest in future drilling in order to extend these leases to future periods or lose the interest in any such leases. If we lack the capital, our affiliates may acquire the leases by investing their own capital.

Our ability to spread the risks of drilling among many wells may be limited.

Our ability to spread risks through diversification will be related to our ability to obtain the necessary capital and other resources needed to evaluate a well’s prospects and deploy drilling equipment, as well as acquire and maintain drilling rights. Limited capital will force us to drill fewer wells, or forego opportunities management deems to be attractive, which decreases our ability to spread the risks of drilling and mitigate the possibility of deploying our limited resources towards a successful drilling venture. In addition, our revenue and ability to achieve or maintain profitability may decrease if management is unable to find enough suitable well locations to be drilled. While we have approximately 30,000 acres to select drilling locations from, there can be no assurance that we will be successful in drilling in a manner or pace that enables us to generate sufficient revenue at low enough costs to become profitable.

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

We will perform assessments of our oil and gas properties whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. In order to perform these assessments, management will use various observable and unobservable inputs, including management’s outlooks for (i) proved reserves and risk-adjusted probable and possible reserves, (ii) commodity prices, (iii) production costs, (iv) capital expenditures and (v) production. Significant or extended price declines could result in the need to adjust the carrying value of our proved oil and gas properties by recording non-cash impairment charges. To the extent such assessments indicate a reduction of the estimated useful life or estimated future cash flows, the carrying value of the oil and gas properties may not be recoverable and therefore we may be required to record an impairment charge reducing the carrying value of the proved properties to their fair value. For the year ended March 31, 2023, we recorded impairment charges of $8,018,217 relating to goodwill impairment and $5,487,665 in impairment of our oil and gas reserves related to White River Holdings. While we no longer record any goodwill as an asset, we do have over $4,500,000 of oil and gas assets recorded on our balance sheet at March 31, 2023. If oil and natural gas prices decline in the future, we may be required to record impairment charges related to these intangible assets, which would materially and adversely affect our results of operations in the period incurred.

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

General Risks

Because the COVID-19 pandemic had a material adverse effect on crude oil prices and the economy, the uncertainty relating to its continuation may have a future adverse effect on our business, results of operations, and future prospects.

While COVID-19 seems to no longer threaten the economy as it did, supply chain shortages seem to have evolved from COVID-19. Moreover, the risk of a serious new COVID-19 strain or other serious virus evolving remains.

Disruptions and/or uncertainties related to a new strain of COVID-19 for a sustained period of time could have a material adverse impact on our business, results of operations and financial condition. Supply chain delays and shortages of equipment, or increased transportation, labor or other costs which may result from COVID-19 could have a material adverse effect on our financial condition and results of operations. The Company has not experienced any national shortages of supplies related to COVID-19 or any other phenomena, but periodically experiences minor temporary delays on a regional basis on materials, equipment, and other services due to general supply and demand curves from vendors in the Louisiana and Mississippi area.

Furthermore, the effect of another serious COVID-19 outbreak on financial markets and on our Company may limit our ability to raise additional capital in the future on the terms acceptable to us at the time we need it, or at all.

Because of the Russian invasion of Ukraine, as well as high inflation and increased Federal Reserve interest rates in response, and the recent banking crisis, the effect on the capital markets and the economy is uncertain, and we may have to deal with a recessionary economy and economic uncertainty including possible adverse effects upon the oil and gas industry and other industries.

Following of the Russian invasion of Ukraine and the end of the COVID-19 pandemic, certain events are beginning to affect the global and United States economy including continued inflation, Federal Reserve interest rate increases in response, prominent bank failures and weaknesses, volatility in the prices of oil and gas, declines in portions of the capital markets, and large Western companies ceasing to do business in Russia. The duration of this war and its impact are at best uncertain, and continuation may result in Internet access issues if Russia, for example, began illicit cyber activities. The economy may be headed into a recession with uncertain and potentially severe impacts upon public companies and us. We cannot predict how this will affect the market for oil and gas, but the impact may be adverse.

Our future success depends on our ability to retain and attract high-quality personnel, and the efforts, abilities and continued service of our senior management.

Our future success depends on our ability to attract, hire, train and retain a number of highly skilled employees and on the service and performance of our senior management team and other key personnel for each of our subsidiaries particularly with the planned expansion of our operations. The loss of the services of our executive officers or other key employees including two key new employees hired to raise capital for the Fund and inadequate succession planning could cause substantial disruption to our business operations, deplete our institutional knowledge base and erode our competitive advantage, which would adversely affect our business. Competition for qualified personnel possessing the skills necessary to implement our strategy is intense, and we may fail to attract or retain the employees necessary to execute our business model successfully. We do not have “key person” life insurance policies covering any of our executive officers.

Our success will depend to a significant degree upon the continued efforts of our key management, engineering and other personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Randy May, our Executive Chairman, and Jay Puchir, our Chief Executive Officer. If any members of our management team leave our employment, our business could suffer, and the share price of our common stock could decline.

If we cannot manage our growth effectively, our results of operations would be materially and adversely affected.

We have recently experienced significant growth in our operations commencing with and following the White River Holdings acquisition. Our business model relies on our rapidly growing our oil and gas drilling business. Businesses that grow rapidly often have difficulty managing their growth while maintaining their compliance and quality standards. If we grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing additional executive and key personnel capable of providing the necessary support. There can be no assurance that our management, along with our staff, will be able to effectively manage our growth. Our failure to meet the challenges associated with rapid growth could materially and adversely affect our business and operating results.

We will have a highly concentrated portfolio of assets and operate in a limited number of markets, and therefore face risks surrounding a lack of diversification.

Our current operations and revenue generating activities are conducted exclusively through White River Holdings, which is focused on oil and gas drilling. Thus, an investment in our Company will not provide diversity as to asset type and industry, as we are focused solely on oil and gas assets in the energy sector. Additionally, while we intend to expand our portfolio as capital becomes available, our oil and gas portfolio and operations are presently geographically concentrated in the relatively small territory of Louisiana and Mississippi. This lack of diversification could cause us to face difficulties in establishing material revenue, particularly if adverse external forces such as market or regulatory changes occur, and we may be unable to recover from these developments, in which case your investment would be at risk.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

Upon the effectiveness a registration statement on Form S-1 filed in 2022 by the Company (File No. 333-268707) (the “Registration Statement”), we will become subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Sarbanes-Oxley Act which requires, among other things, that public companies maintain effective disclosure controls and procedures and internal control over financial reporting.

Any failure to maintain effective controls or any difficulties encountered in their implementation or improvement in the future could cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which could result in loss of investor confidence and could have an adverse effect on our stock price.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.

The federal securities laws require us to comply with SEC reporting requirements relating to our business and securities. Following the effectiveness of the Registration Statement we will be required to file reports which we now file voluntarily as well as comply with the proxy rules, among other things. Complying with these reporting and other regulatory obligations is time-consuming and will result in increased costs to us which could have a negative effect on our financial condition or business. We will be subject to the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. We will be required to file annual, quarterly and current reports with the SEC disclosing certain aspects and developments of our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To date, we file reports on a voluntary basis and have concluded in this Report for example, that our disclosure controls are not effective. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional executive officers and personnel and provide for additional management oversight. We intend to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to SEC reporting companies. Sustaining our growth will also require us to commit additional managerial, operational and financial resources to identifying competent professionals to join our Company and to maintain appropriate operational and financial systems to adequately support our intended expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our results of operations, financial condition or business.

Risks Relating to Our Planned Acquisition of a Broker-Dealer and Certain Other Regulatory Matters.

A failure or delay in the acquisition of a broker-dealer, including due to regulatory requirements of the broker-dealer, may adversely affect our business and results of operations.

Broker-dealers are subject to intense laws and regulations enacted by national, and state governments, including those administered by the SEC. Additionally, broker-dealers are subject to FINRA oversight and must also comply with money laundering laws and know your customers laws. Self-regulatory organizations and related licenses and certifications often come with their own rules and processes with which we will need to comply to effect these types of transactions. Broker-dealers are regulated by the SEC, states in which they operate and by FINRA, and self-regulatory organizations of which they may be members. The SEC requires registration and certain periodic public disclosure about the broker-dealer unless an exemption from registration is available. Before a FINRA member firm may engage in a change of control transaction, FINRA Rule 1017 requires the member to file an application for approval at least 30 days prior to the transaction. Under the Rule, FINRA then has authority to review and potentially reject the application, in which case the transaction would not be able to go forward.

Therefore, our business plan as it relates to acquiring a broker-dealer through which to enable us to proceed with oil and gas funding activities could be materially delayed or even prevented by FINRA and/or the SEC rules and application and review processes, much of which will be beyond our control given that a significant source of the information and documentation FINRA or the SEC requests will come from the firm we are targeting to acquire. We filed the change of control application with FINRA in February 2023. For further information on this application, see page 14 of this Report. If we do obtain FINRA approval to acquire a broker-dealer, we will become subject to the SEC’s and FINRA’s rules and requirements through the acquired entity, which together impose significant ongoing compliance requirements with respect to the financial condition (including net capital minimums), reporting, recordkeeping and audit requirements, supervisory and corporate governance mandates, customer relationships and communications and other requirements affecting the products and services offered by the broker-dealer. See the risk titled “If we obtain a broker-dealer, we will become subject to numerous regulatory requirements imposed by a variety of different private and public agencies, which could restrict our operations or impede our growth” for more information about the potential applicable requirements. Additionally, various states require registration which provides such states with the ability to regulate the broker-dealer including the power to inspect records.

Compliance with SEC and FINRA rules and regulations and other requirements in connection with acquisitions and ongoing operations are often capital intensive and time-consuming, can divert management’s and personnel’s attention from important operational matters, and may prevent us from ultimately achieving our goals within the desired timeframes, on favorable terms or at all. These requirements are often ambiguous, fact sensitive and context specific, which further magnifies the risk of exposure and/or the expense of compliance. Litigation or enforcement proceedings may arise involving large amounts of damages or fees, and defending against such litigation is costly. For the foregoing reasons, failure to comply with applicable laws or regulations, as interpreted and applied, and deployment of human and capital resources towards compliance and/or defense efforts, could have a material adverse effect on our business, including our ability to negotiate and complete transactions, and on our ability to execute our business plan and generate material revenue therefrom.

If we are unable to acquire the broker-dealer, our ability to raise capital for the Fund will be materially and adversely affected while at the same time we have made significant financial commitments to two new executives, the ultimate amounts of which remain uncertain.

If we fail to close the acquisition of the broker-dealer under the MIPA, the intended benefits of the Fund and any future fund, particularly the raising of non-dilutive capital to be deployed towards the Company’s oil and gas projects, may not be realized. Because of our limited success in raising capital for the Fund, we recruited two senior executives who have been registered representatives for other broker-dealers. See “Item 11. “Executive Compensation.” Because of their history in the securities business, we have been advised that they cannot sell Fund units for us unless they are associated with a registered broker-dealer. If we cannot acquire the broker-dealer, we are subject to a number of risks including:

●	As disclosed elsewhere in this Report, we need to raise capital to support our operations and do not have sufficient capital to meet our obligations over the next 12 months;

●	Raising capital for the Fund permits us to drill wells and charge the Fund a fee which includes our “profit;”

●	These two executives cannot raise capital for us or the Fund unless we own a broker-dealer or we enter into a Placement Agent Agreement with another firm;

●	Because we have agreed to pay the executives a selling commission as described below, it may not be feasible to recruit another broker-dealer and pay additional commissions; and

●	We are currently paying the executives a total of $150,000 per month regardless if they can perform services for us.

With respect to the selling commissions payable to these executives, the Employment Agreements entered into with these executives are ambiguous as to exact economic terms of these commissions. Specifically, each Agreement provides that the executive is eligible to receive a 10% commission from capital placed by a broker-dealer, affording the executive with discretion to determine how such commission is allocated among the executive and other members of the “team”. While we are currently in discussions to amend these terms to provide greater clarity, there is a risk that an executive claims that he and/or other team members are entitled to a greater commission than was intended when these Agreements were executed. Further, the discretion afforded to these individuals as currently in effect or based on any amended terms, which may include the ability to negotiate for a higher commission to the extent a third party broker-dealer is procured, or the securities offered are of an issuer other than an entity controlled by the Company for the Fund’s capital-raising efforts, could result in total commissions exceeding 10% of the gross proceeds from securities sold in some cases. Further, these ambiguities could impede either or both executives’ capital raising efforts, or those of other members of their team. There can be no assurance that we will be successful in negotiating amended terms of these Employment Agreements or that, even if we do, the commissions and other compensation and rights granted under these Agreements will not otherwise materially adversely affect our financial condition and operating results.

Accordingly, if we do not acquire the broker-dealer or obtain another broker-dealer to raise capital for the Fund, amend the terms of the recent Employment Agreements or otherwise manage our capital expenditures in these pursuits, our liquidity and business will be materially adversely affected.

If we obtain a broker-dealer, we will become subject to numerous regulatory requirements imposed by a variety of different private and public agencies, which could restrict our operations or impede our business plan and growth.

If we acquire a broker-dealer, we will become subject to a number of laws, regulations, rules and policies aimed at protecting investors and preserving the integrity of the financial markets. These requirements can be costly to comply with, divert management’s attention away from other important matters, and may have the effect of hindering our growth as a result. For example, among the laws, regulations, rules and policies to which the broker-dealer must comply with are:

●	Rule 15c3-1 under the Exchange Act, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers;

●	Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain certain liquidity reserves; and

●	SEC and FINRA rules which require notification when net capital falls below certain defined criteria and when withdrawals of capital exceed certain thresholds, as well as remaining above a certain ratio of debt to equity in the regulatory capital composition of a broker-dealer.

While we expect the future operations of any broker-dealer we acquire to be limited, we may be subject to additional or different rules depending on the operations of the broker-dealer we acquire, and any future business we develop following the acquisition. Costs of compliance with these requirements is expected to be significant, and failure to comply would expose us to the risk of regulatory enforcement, civil liability, suspension or withdrawal of the license or registration to operate as a broker-dealer, any of which would materially adversely affect us.

If the Company was subject to the Investment Company Act of 1940 or the 1940 Act, we would be required to expend significant resources towards compliance and we may have to discontinue operations because of the costs, and could also be exposed to other adverse consequences.

The 1940 Act generally defines an “investment company” to include (i) an issuer that is engaged in the business of investing, reinvesting, owning, holding or trading in securities and that owns investment securities having a value exceeding 40% its unconsolidated assets, excluding cash items and securities issued by the federal government, or (ii) an issuer which is or holds itself out to be primarily engaged investing, reinvesting, owning, holding or trading in securities. There are various exceptions to the definition, and there are also exemptions provided under the 1940 Act, that apply in certain enumerated circumstances.

In the past, we held investment securities of a public company which we received on March 27, 2020 which made us an investment company since we had no operations at the time. Under a Rule of the SEC, “transient” investment companies have one year to cease being an investment company, provided such a company have a bona fide intent to engage in a business other than that of investing, reinvesting, owning, holding or trading in securities as evidenced by such company’s business activities and appropriate resolution of its board of directors. We did not comply with this one year requirement since, although our management initially sought to spin-off the shares to our stockholders, when that was not feasible our management began the process of selling the shares after the holding period under Rule 144 Securities Act of 1933 (the “Securities Act”) ended. After the holding period ended, our then sole officer and director was faced with further delays arising from administrative difficulties in arranging and effecting sales before the Company could begin selling the shares. Further, he recognized that to sell all of the shares in a very brief timeframe could collapse the market for the stock which generally was not liquid. Ultimately, the shares were fully liquidated by February 2022, which was 11 months after the one year period afforded under the 1940 Act Rule described above. Because at all times, we had the specific intent to divest of these shares rather than invest in the public company, we believe were not an investment company based upon our goal of acquiring or developing an operating business and not investing in investment securities.

While there are a few SEC Staff interpretations which we believe support our position that our business objectives, operations and characteristics did not result in investment company status, the SEC may not agree with this position. The 1940 Act permits the SEC to require us to register or sue us to require us to register as an investment company. If that were to occur, we would be required to expend substantial capital resources to comply, and would likely not have sufficient capital to comply and accordingly we would cease operations. Further, the SEC could seek to impose monetary penalties and/or injunctive relief, alleging that we acted in violation of the 1940 Act during the period in which we were an investment company and not registered. In addition, it is possible that a private investor could sue us seeking some kind of relief under the 1940 Act.

We do not believe we and our subsidiaries are an investment company for the following reasons:

●	A review of the Company’s and White River Holdings’ historical development reflects that neither entity was involved in investment company type activities with the Company’s brief period as a transient investment company and excluding the Fund.

●	The Company’s public representations of its and White River Holdings’ activities reflect both companies are engaged in the exploration, drilling and production of oil and gas.

●	Our officers and directors have focused their time on behalf of the Company on its oil and gas activities.

●	Our respective revenues have solely come from our oil and gas activities.

Each of our subsidiaries, except for the Fund which we treat as a subsidiary solely for accounting purposes, do not come within the definition of an investment company.

As for the Fund, its activities may be deemed to come within the definition of an investment company. However, the Fund does not intend to sell partnership units to more than 100 investors so it will meet the 1940 Act’s exemption form registering as an investment company.

In addition, Section 3(c)(9) of the 1940 Act provides an exemption a business in which substantially all of its business consists of owning or holding interests in oil and gas leases or other interests. We believe that our ownership and operation of White River Holdings since July 25, 2022 exempts us since our sole business is engaging in exploration, operation and development of oil wells which is an active business. It is possible the SEC or a court may not agree with our position notwithstanding prior SEC interpretations to the contrary.

If we are required to register under the Investment Advisers Act, our ability to conduct business could be materially adversely affected.

The Investment Advisers Act of 1940 (the “Investment Advisers Act”), contains substantive legal requirements that regulate the manner in which “investment advisers” required to register under the Investment Advisers Act are permitted to conduct their business activities. The term “investment adviser” is defined as any person who, for compensation, engages in the business of advising others, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing, or selling securities, or who, for compensation and as part of a regular business, issues or promulgates analyses or reports concerning securities, subject to a number of enumerated exceptions from the definition. Other than the Manager, which manages the Fund, none of the Company or its other subsidiaries, or the Fund itself, would meet this definition.

With respect to the Manager, while it may be deemed to provide investment advice to the Fund, Rule 203(m)-1(a) promulgated under the Investment Advisers Act exempts from the registration requirements of that Act an investment adviser with its principal office and place of business in the U.S. and which both (i) acts solely as an investment adviser to one or more qualifying private funds; and (ii) manages private fund assets of less than $150 million. (“Private Fund Exemption”).

Under Rule 203(m)-1(d), an investment adviser may treat as a private fund for purposes of the exemption an issuer that qualifies for an exclusion from the definition of an investment company under Section 3(c)(1) of the Investment Company Act, which is described in the risk factor above titled “The Company may become subject to the requirements of the Investment Company Act of 1940, which would limit the Company’s business operations and require the Company to expend and deploy significant resources towards compliance with such regulatory regime” as applicable to the Fund. Because the Manager’s activities solely relate to the Fund, which qualifies for exemption from the investment company definition provided for under Section 3(c)(1) of the Investment Company Act because it has no more than 100 beneficial owners and has not and is not conducting a public offering of such securities, and also has less than $150 million in assets under management, the Manager qualifies for this exception.

Because its assets under management are less than $25 million, the Manager is not required to register, and is in fact precluded from registering, as an investment adviser with the SEC, but is subject to the state investment adviser regulations of the State of Colorado, where its principal office and place of business are located. As an exempt reporting advisor, notice filings are made with the state of Colorado.

Although exempt from registration under the Investment Advisers Act, the Manager is required to file an annual/materially changing truncated Form ADV with the SEC as an “exempt reporting adviser” pursuant to the terms of the registration exemption on which it relies. While provisions of the Investment Advisers Act that apply only to registered investment advisers do not apply to exempt reporting advisers, as an exempt reporting adviser the Manager is subject to some of the requirements and regulations of the Investment Advisers Act, including, among other things, conflict of interest, advertising performance information, anti- money laundering, fiduciary duties to advisory clients, recordkeeping and regulatory reporting requirements, disclosure obligations, limitations on agency cross and principal transactions between an adviser and its advisory clients, anti-corruption rules relating to investors associated with U.S. state or local governments, and general anti-fraud prohibitions. In addition, the SEC is authorized under the Investment Advisers Act to require an exempt reporting adviser such as the Manager to maintain records and provide reports, and to examine these advisers’ records.

While we believe our current practices do not require us or any of our subsidiaries to register as an investment adviser under the Investment Advisers Act, if a regulator were to disagree with our analysis with respect to the Manager or any other portion of our business, the Manager, the Company or another subsidiary may be required to register as an investment adviser and to comply with the Investment Advisers Act. Registering as an investment adviser could adversely affect our method of operation and revenues. For example, registered investment advisers under the Investment Advisers Act are subject to burdensome compliance requirements. It could be difficult for us to comply with these obligations without meaningful changes to our business operations, and there is no guarantee that we could do so successfully. If we were ever deemed to be subject to, and in non-compliance with, Investment Advisers Act requirements, we could also be subject to various penalties, including administrative or judicial proceedings that might result in censure, fines, civil penalties, cease-and-desist orders or other adverse consequences, as well as private rights of action, any of which could materially adversely affect our business.

Risks Relating to our Common Stock

Because of the number of shares of common stock issuable upon conversion and exercise of outstanding securities and vesting of Restricted Stock Units (“RSUs”), holders of our common stock will experience substantial future dilution.

There are 10,333,800 shares of our common stock issued and outstanding as of the date of this Report. We will be obligated to issue all or very many of the following shares of common stock which will dilute our current stockholders:(1) approximately 42,254,521 shares of common stock to be issued in the Spin-Off by Ecoark, (2) at least 6,577,816 shares of common stock issuable upon conversion of our Series C Convertible Preferred Stock (which are subject to potential upward adjustment), (3) at least 13,155,632 shares of common stock issuable upon exercise of five-year Warrants (which are subject to potential upward adjustment), (4) at least 1,166,667 shares of common stock issuable upon conversion of a 10% Original Issue Discount Senior Secured Convertible Promissory Note and underlying a related Consulting Agreement (which are subject to potential upward adjustment), and (5) up to approximately 22,000,000 shares underlying outstanding RSUs subject to certain vesting and share delivery conditions.

Based on our capital structure as described above, the issuance of the shares of common stock pursuant to the outstanding derivative securities and anticipated transactions, many of which are expected to occur in the near term, will cause significant dilution to the Company’s other investors whereby their respective percentage ownership in our Company will experience a drastic decline. As a result, the voting rights, dividend rights, and other perceived benefits of holding our common stock will be diluted due to the new stockholders. Further, a majority of the newly issued shares will be freely tradeable because the transactions are being registered on a pending registration statement, so the per-share price of our common stock could decline.

If we are not successful, you may lose your entire investment.

Prospective investors should be aware that if we are not successful in our business, their entire investment in the Company could become worthless. Even if the Company is successful, we can provide no assurances that investors will derive a profit from their investment. We need additional capital to meet our obligations and achieve our business objectives, and we cannot guarantee we will be successful in locating additional required capital as and when needed or that any such amounts will be sufficient for us to establish material revenue growth. If we are not successful, you may lose your entire investment.

The price of our common stock is subject to volatility, including for reasons unrelated to our operating performance, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to a number of factors, some of which may be outside our control, including but not limited to, the following factors:

●	the large number of shares which Ecoark stockholders will receive in the Spin-Off;

●	sales of our common stock by these Ecoark stockholders;

●	sales of the shares of common stock and warrants being offered for resale pursuant to the Registration Statement;

●	the sporadic trading of our common stock which means that the limited demand and high supply may lead to price declines;

●	future events related to the market for oil and gas or other products we may offer in the future, including regulation;

●	changes in market valuations of companies in the oil and gas industry;

●	future oil prices;

●	regulatory initiatives from the Biden Administration or other government agencies;

●	announcements of developments by us or our competitors;

●	the continuation of the stock market slump and any related adverse events affecting the economy;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, significant contracts, or other material developments that may affect our prospects;

●	actual or anticipated variations in our operating results;

●	adoption of new accounting standards affecting our industry;

●	additions or departures of key personnel;

●	the adverse consequences of future variants of COVID-19; and

●	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and Company resources, which could harm our business and financial condition.

Any future impairment in the carrying value of our intangible assets could depress our stock price.

Following our acquisition of White River Holdings in July 2022, we had a significant amount of goodwill and other intangible assets on our balance sheet. Intangible assets must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of a reporting unit or asset exceeds its current fair value, the unit or asset is considered impaired. Events and conditions that could result in impairment in the value of our intangible assets include, but are not limited to, significant negative industry or economic trends, significant decline in the Company’s stock price for a sustained period of time, significant decline in market capitalization relative to net book value, limited funding that could delay our operations and the execution of our business plan, significant changes in the manner of use of the assets or the strategy for the Company’s overall business, or failure of our oil and gas assets to produce as estimated or anticipated.

Initially, we impaired $5,917,843 of goodwill as of July 25, 2022, and then on March 31, 2023, the Company impaired the remaining $2,100,374 in goodwill based on the fair value of its reporting unit, measured by the discounted cash flow method, which exceeded the carrying value at March 31 2023. In addition, during the year ended March 31, 2023, we recognized $5,487,665 of impairment of our oil and gas reserves based on our ceiling test calculations.

We may in the future be required to record additional impairment charges of our oil and gas assets of that business on our balance sheet resulting from that acquisition as well as new oil and gas properties we acquire. Further, to the extent we acquire additional businesses or assets in the future, including oil and gas businesses or assets to add to our current operations through White River Holdings, further impairment may be necessary in future periods. Our stock price could be negatively impacted should future impairments of our goodwill and other intangible assets occur.

There is currently a limited trading market for the Company’s common stock and none for the Warrants.

Our common stock is quoted on the OTCQB under the symbol “WTRV.” However, there is currently a limited trading market in our common stock, and we cannot assure you that a consistent, active trading market will develop. Trading on the OTCQB is less liquid than the leading national securities exchanges.

If an active market for our common stock and other securities develops, there is no assurance that such market will be maintained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable.

Furthermore, there is a significant risk that our common stock and Warrant prices may fluctuate in the future in response to any of the following factors, some of which are beyond our control:

●	Our ability to resolve our working capital needs;
●	The results of our drilling activities and our ability to increase revenues;
●	Material declines in the price of oil;
●	Regulation by the federal government including the SEC’s proposed climate change rules and whether such rules when adopted as we expect will apply to smaller reporting companies like the Company;

●	Our ability to acquire sufficient oil and gas leases and working interests in oil and gas wells;
●	The impact of inflation;
●	Economic conditions including the onset of a recession or stagflation;
●	Variations in our quarterly operating results;
●	Announcements that our revenue or income is below analysts’ expectations;
●	Sales of large volume of our common stock once the Registration Statement is declared effective; and
●	Announcements by us or our competitors of significant contracts, strategic partnerships, joint ventures or capital commitments.

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

Of 10,333,800 shares of common stock outstanding as of June 23, 2023, approximately 4,038,811 shares are held by investors who are not our affiliates. These shares are free trading since they have been held more than two years. In addition, the approximately 42,254,521 shares to be issued to Ecoark’s stockholders in the Spin-Off and the 19,733,523 shares offered by the selling stockholders under the Registration Statement will be free trading without restrictions. Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through an offering of our securities. Future sales of substantial amounts of our common stock in the public market, or the anticipation of these sales, could materially and adversely affect market prices prevailing from time-to-time, and could impair our ability to raise capital through sales of equity or equity-related securities. In addition, the market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales may occur.

Our common stock is a “penny stock” and thereby be subject to additional sale and trading regulations that may depress the price of our common stock.

Our common stock is a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) it trades at a price less than $5 per share; (ii) it is not traded on a “recognized” national securities exchange which excludes the OTCQB; or (iii) is issued by a company that has been in business less than three years with net tangible assets less than $5 million. Thus, our common stock is a penny stock.

The principal result or effect of being designated a penny stock is that securities broker-dealers participating in sales of our common stock are discouraged from soliciting purchases of our common stock by the SEC’s rules which generally results in low prices and limited trading volume. For example, SEC Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise. In addition, clearing firms, which hold retail accounts dislike penny stocks and through extra compliance efforts and costs they impose, make it hard to sell penny stocks.

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.

We believe that, as an independent publicly-traded company, we will be able to, among other things, better focus our financial and operational resources on our specific business, implement and maintain a capital structure designed to meet our specific needs, design and implement corporate strategies and policies that are targeted to our business, more effectively respond to industry dynamics and create effective incentives for our management and employees that are more closely tied to our business performance. Further, we expect that the Spin-Off will assist us in complying with certain requirements to have our securities listed on a national securities exchange operated by The Nasdaq Stock Market LLC (“Nasdaq”) or the New York Stock Exchange (“NYSE”). However, we may fail to achieve these goals or realize these benefits, and could also face adverse consequences, such as being more susceptible to market fluctuations and have less support from Ecoark who will no longer be a principal stockholder following the Spin-Off. We have been advised that unless we complete a $40 million public offering, we cannot seek to be listed on Nasdaq or the NYSE until following our fiscal year ended March 31, 2024. In addition, we may be unable to uplist our securities in the time we intend, if at all. The completion of the Spin-Off will also require significant amounts of our management’s and other personnel’s time and effort, which may divert their attention away from operating and growing our business.

Until the Spin-Off occurs, the Ecoark Board of Directors has sole discretion to change the terms of the Spin-Off in ways that may be unfavorable to us.

Until the Spin-Off occurs, Ecoark will remain a prospective principal stockholder pending conversion of the Series A, which will occur after the effectiveness date of the Registration Statement. Completion of the Spin-Off remains subject to the discretion of Ecoark, including approval by the Ecoark Board of Directors. Additionally, Ecoark has the discretion to change the terms of the Spin-Off, including the ratio, which changes could be unfavorable to us or our stockholders, or the security holders of Ecoark. In addition, Ecoark may decide at any time prior to the completion of the Spin-Off not to proceed with the Spin-Off. Our senior management is remaining as Ecoark’s senior management in order to protect the Ecoark stockholders entitled to the stock dividend.

Our Board of Directors may issue and fix the terms of shares of our preferred stock without stockholder approval, which could adversely affect the voting power of holders of our common stock or any change in control of our Company.

Subject to existing and outstanding series of preferred stock, including the Series A and the Series C Preferred Stock (the “Series C”), our Articles of Incorporation authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with $0.0001 par value per share, with such designation rights and preferences as may be determined from time-to-time by the Company’s Board. Subject to the terms of our outstanding securities, our Board is empowered, without stockholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company. For example, the Company has a single authorized share of Series B Preferred Stock (the “Series B”) which, if issued, is entitled to vote with the Company’s common stock as a single class on any matter brought before the stockholders, and the Series B is entitled to a number of votes equal to the greater of (A) 100,000,000 votes, or (B) 50.1% of the Company’s voting power as of the applicable date of determination. The Series B, which will be automatically cancelled upon the Company applying to have its common stock listed on a national securities exchange, was established to ward off any hostile takeover and may be issued by our Board at any time.

The future issuance of equity or of debt securities that are convertible into, or exercisable for common stock and the common stock issuable under the Series C and Warrants, will place selling pressure on the market price for our common stock as well as affecting our ability to raise capital in the future.

From October 2022 through April 2023 we issued the Series C and warrants in a private placement offering, referred to in this Report as the “PIPE Offering.” In December 2022 we issued a Senior Secured Convertible Note in another private placement transaction, and pursuant to their terms these securities are convertible or exercisable for shares of our common stock, with conversion or exercise features that are subject to adjustment including based on our stock price and/or new issuances of common stock or common stock equivalents. The December 2022 Note has a principal value of $1,666,667 and is convertible at the lower of (i) $1.00 per share and (ii) the average of the five-closing prices of the common stock immediately prior to the date of conversion. Assuming the $1.00 conversion price applies, the Note is convertible into 1,666,667 shares. In addition, in December 2022 we issued 1,666,667 shares to an affiliate of the lender pursuant to a Consulting Agreement.

Each of the December 2022 issuances came with registration rights entitling the recipients to have their shares registered for resale on a registration statement. In addition, in connection with the above-described transactions we agreed to certain obligations, including repayment obligations and restrictive covenants, that may hinder our ability to raise capital or execute our business plan and strategic growth initiatives in the future.

In addition to the 2022 and more recent transactions, we may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that additional capital is raised through the issuance of shares or other securities convertible into, or exercisable for, shares of common stock, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future offerings of equity or equity-linked securities. For example, we may grant registration rights similar to those given to the selling stockholders under the Registration Statement resulting in the Company’s filing a registration statement for future investors. Accordingly, the adverse market and price pressures resulting from an offering pursuant to a registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

We have not paid cash dividends in the past and do not expect to pay dividends in the future, so any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our Board of Directors (the “Board”) may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Our Articles of Incorporation contain certain provisions which may result in difficulty in bringing stockholder actions against or on behalf of the Company or its affiliates.

Section 7 of our Articles of Incorporation provide that the internal affairs of the Company, including stockholder derivative actions, shall be brought exclusively in state courts located in Nevada. To the extent that any such action asserts a claim under the Exchange Act, that provision must be brought in federal court. Section 7 also provides that the United States federal courts generally shall have exclusive jurisdiction over claims brought under the Securities Act, the effect of which is that an action under the Securities Act with respect to the Company may only be brought in the federal courts, whereas absent such provision the federal and state courts would otherwise have concurrent jurisdiction over such a matter. Any claim seeking relief under the Exchange Act may only be brought in federal court. Further, Section 7 also provides for the United States District Court for the District of Nevada as the exclusive venue for any cause of action under either the Securities Act or the Exchange Act, meaning such federal court is the only court in which such a case may be brought and heard. Similarly, Section 5.7 of the Securities Purchase Agreement governing the Warrants being offered hereby provides that matters arising thereunder shall be brought exclusively in the state and federal courts sitting in Clark County, Nevada. This Section 5.7 does not apply to actions seeking relief under the Securities Act or the Exchange Act. These provisions may have the effect of precluding stockholders from bringing suit in their forum or venue of choice. Further, these provisions may give rise to a potential ambiguity as to which courts – state or federal – should preside over certain cases such as cases with overlapping claims under both state corporate law and the Securities Act and the rules and regulations thereunder. While the Supreme Court of Delaware has upheld a charter provision designating federal courts as the exclusive forum for actions brought under the Securities Act, it is unclear how a court in another jurisdiction, including Nevada, might rule. Therefore, an investor seeking to bring a claim against or on behalf of the Company or its affiliates under Nevada law or the federal securities laws may be forced to litigate their case in a court which poses geographic or other hardships, and could face uncertainty as to which jurisdiction and venue the case will ultimately be heard in, which may delay, prevent or impose additional obstacles on the investor in such litigation. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder, and there is uncertainty as to whether a state or federal court would enforce this charter provision.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Headquarters

The Company currently leases a small office space in Fayetteville, Arkansas for its headquarters. Our senior executive officers and most of our employees and consultants work remotely and/or in the field.

Oil and Gas Properties

As of March 31, 2023, our oil and gas acreage was comprised of approximately 30,000 cumulative acres of active mineral leases in Louisiana and Mississippi. We have reflected below our reserves as of the fiscal year ended March 31, 2023 (“FY 2023”) and the fiscal year ended March 31, 2022 (“FY 2022”). During these periods and continuing presently, we continue to focus on expanding our exploration and production footprint and capabilities by acquiring real property and working interests in oil and gas mineral leases and drilling exploratory wells.

The Company has received an analysis from an independent petroleum consulting company as of March 31, 2023 and 2022. We have impaired certain reserves on our oil and gas properties when necessary pursuant to our full cost ceiling test calculations.

The following is an overview of our oil and gas properties portfolio in Louisiana and Mississippi:

Louisiana properties

-	Coochie Oil Field

-	Five Mile Bayou Oil Field

-	Lake Ophelia Oil Field

-	Lake St John Oil Field

-	North Bayou Jack Oil Field

-	Tew Lake Oil Field

Mississippi properties:

-	Henry Oil Field

-	Horseshoe Lake Oil Field

-	Pearl River Oil Field

-	Thanksgiving Oil Field

Key Terms and Metrics

In connection with the management of our businesses, we identify, measure and assess a variety of operating metrics. The principal metrics we use in managing our business are set forth below:

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

Oil and Natural Gas Reserves

As of March 31, 2023 and 2022, all of our proved oil and natural gas reserves were located in the United States, specifically in Mississippi and Louisiana.

The following tables set forth summary information with respect to the proved reserves as of March 31, 2023 and 2022. All reserves are located in the United Stated. For additional information see Supplemental Information “Oil and Gas Producing Activities (Unaudited)” to our consolidated financial statements in the Financial Statements and Supplementary Data contained in this report.

Proved reserves as of March 31, 2023:

Reserve Category	Crude Oil (Bbl)	Natural Gas (MMcf)	Total Proved (BOE)(1)
Proved Reserves
Developed	35,597	-	35,597
Developed Non-Producing	-	-	-
Undeveloped	-	-	-

Total Proved Reserves	35,597	-	35,597

Estimated Future Net Cash Flows(2)			$1,695,467
Less: Future income taxes(3)			-
10% annual discount for estimated timing of cash flows			(410,290)

Discounted Future Net Cash Flows(4)			$1,285,177

(1)	BOE (barrels of oil equivalent) is calculated by a ratio of 6 cubic feet of volume (Mcf) to 1 barrel (Bbl) of oil.

(2)	Prices used for net cash flow are based on the 12 month average of the WTI Cushing price reference. An average realized price of $93.07/Bbl was utilized which reflects the adjustments to the benchmark prices for gravity, quality, local conditions, and/or distance from market.

(3)	The Company has sufficient tax deductions and allowances related to proved oil and gas reserves to offset future net revenues.

(4)	Represents the present value of future net cash flows discounted at 10% attributable to our proved oil and natural gas reserves.

Proved reserves as of March 31, 2022:

Reserve Category	Crude Oil (Bbl)	Natural Gas (MMcf)	Total Proved (BOE)(1)
Proved Reserves
Developed	169,688	-	169,688
Developed Non-Producing	-	-	-
Undeveloped	-	-	-

Total Proved Reserves	169,688	-	169,688

Estimated Future Net Cash Flows(2)			$5,367,705
Less: Future income taxes(3)			-
10% annual discount for estimated timing of cash flows			(1,822,233)

Discounted Future Net Cash Flows(4)			$3,545,472

(1)	BOE (barrels of oil equivalent) is calculated by a ratio of 6 Mcf to 1 barrel (Bbl) of oil.

(2)	Prices used for net cash flow are based on the 12 month average of the first-day-of-the-month West Texas Intermediate (WTI) Cushing price reference. An average realized price of $75.44/Bbl was utilized, which reflects the adjustments to the benchmark prices for gravity, quality, local conditions, and/or distance from market.

(3)	The Company has sufficient tax deductions and allowances related to proved oil and gas reserves to offset future net revenues.

(4)	Represents the present value of future net cash flows discounted at 10% attributable to our proved oil and natural gas reserves.

Reconciliation of PV-10 to the Standardized Measure

The Company does not expect to be taxable or pay cash income taxes based on its available net operating loss (“NOL”) carryforwards and additional net tax assets generated in the development of its reserves. As such, the standardized measure does not include an income tax provision thus the PV-10 amount is the same as the standardized measure.

PV-10 is the estimated present value of the future net revenues from our estimated proved natural gas and oil reserves before income taxes discounted using a 10% discount rate. PV-10 is considered a non-GAAP financial measure under SEC regulations because it does not include the effects of future income taxes, as is required in computing the standardized measure of discounted future net cash flows. We believe that PV-10 is an important measure that can be used to evaluate the relative significance of our oil and gas properties and that PV-10 is widely used by securities analysts and investors when evaluating oil and gas companies. Because many factors that are unique to each individual company impact the amount of future income taxes to be paid, the use of a pre-tax measure provides greater comparability of assets when evaluating companies. We believe that most other companies in the oil and gas industry calculate PV-10 on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes.

The following table presents certain information with respect to oil and natural gas production attributable to our interests in all of our properties in the United States, the reserve derived from the sale of such production, average sales price received and average production costs for FY 2023 and FY 2022.

	Units of Measure	March 31, 2023
Production
Oil
Bayou Jack North Field, Avoyelles Co, LA	Barrels	9,650
Lake St. John Field, Tensas Parish, LA	Barrels	2,171
Coochie Field, Concordia Co, LA	Barrels	579
Other Fields	Barrels	30

Natural Gas	Mcf	-
BOE		12,430

Sales
Oil	Barrels	11,109
Natural Gas	Mcf	-

Average Sales Price
Oil	Barrels	$93.07
Natural Gas	Mcf	$-

Production – Lease Operating Expenses		$770,133

Average Cost of Production per BOE		$61.96

	Units of Measure	March 31, 2022
Production
Oil
Bayou Jack North Field, Avoyelles Co, LA	Barrels	27,641
Henry Field, Wilkinson Co, MS	Barrels	10,556
Pearl River Field, Amite Co, MS	Barrels	5,540
Tew Lake -88% Field, Catahoula Co, LA	Barrels	4,186
Other Fields	Barrels	16,362

Natural Gas	Mcf	-
BOE		64,285

Sales
Oil	Barrels	64,474
Natural Gas	Mcf	-

Average Sales Price
Oil	Barrels	$75.55
Natural Gas	Mcf	$-

Production – Lease Operating Expenses		$1,412,093

Average Cost of Production per BOE		$21.97

Technologies Used in Establishing Proved Reserves Additions in 2023 and 2022

Additions to the Company’s proved reserves in 2023 and 2022 were based on estimates generated through the integration of available and appropriate geological, engineering and production data, utilizing well-established technologies that have been demonstrated in the field to yield repeatable and consistent results.

Data used in these integrated assessments included information obtained directly from the subsurface via wellbores, such as well logs, reservoir core samples, fluid samples, static and dynamic pressure information, production test data, and surveillance and performance information. The data utilized also included subsurface information obtained through indirect measurements including high-quality 3-D and 4-D seismic data, calibrated with available well control information. The tools used to interpret the data included seismic processing software, reservoir modeling and simulation software, and data analysis packages.

In some circumstances, where appropriate analog reservoirs were available, reservoir parameters from these analogs were used to increase the quality of and confidence in the reserves estimates.

Qualifications of Reserves Technical Oversight Group and Internal Controls over Proved Reserves

The Company has a team that provides technical oversight and is separate from the operating organization. Primary responsibilities of this team include oversight of the reserves estimation process for compliance with the SEC rules and regulations, review of annual changes in reserves estimates, and the reporting of the Company’s proved reserves. This team also maintains the official company reserves estimates for the Company’s proved reserves of crude oil, natural gas liquids, bitumen, synthetic oil, and natural gas. In addition, the team provides training to personnel involved in the reserves estimation and reporting process within the Company and its affiliates. The manager of the team has more than 20 years of experience in reservoir engineering and reserves assessment. The team is also staffed with individuals that have technical experience in the petroleum industry, including expertise in the classification and categorization of reserves under SEC guidelines.

The team maintains a central database containing the official company reserves estimates. Appropriate controls, including limitations on database access and update capabilities, are in place to ensure data integrity within this central database. An annual review of the system’s controls is done by our finance staff in developing representations under Sarbanes-Oxley. Key components of the reserves estimation process include technical evaluations, commercial and market assessments, and analysis of well and field performance. No changes may be made to the reserves estimates in the central database, including additions of any new initial reserves estimates or subsequent revisions, unless these changes have been thoroughly reviewed and evaluated by duly authorized geoscience and engineering professionals within the operating organization. In addition, changes to reserves estimates that exceed certain thresholds require further review and approval by the appropriate level of management within the operating organization before the changes may be made in the central database.

Drilling and other exploratory activities

During FY 2023, we undertook three drilling program in Holmes County, MS, Concordia Parish, LA and Rankin County. MS. We entered into several Participation Agreements with third parties to pay for the drilling costs related to these projects. In total we received $5,151,262 and are due an additional $2,518,990.

During FY 2022, we undertook very minor drilling and exploratory activities that were nominal in terms of costs incurred. We drilled two net productive development wells in FY 2022, and no exploratory wells.

Present activities

The Company is assessing all of its properties at the present time to determine any future drilling activities to commence.

Delivery commitments

The Company is not currently committed to provide a fixed and determinable quantity of oil and gas in the near future under existing contracts or agreements.

Productive Wells

The following table sets forth the number of wells in our inventory, in which we maintained a working interest as of March 31, 2023. All of the wells with the exception of the plugged and abandoned wells and the inactive dry-hole well are mechanically capable of producing with proper funding that will enable the Company to afford additional capital expenditures.

Well Category:	Oil	Oil
	Gross Wells	Net Wells
Active Producer	8	3
Inactive Producer	45	9
Inactive – dry-hole	1	-
Shut-In	3	1
Plugged & Abandoned	3	-
Active Salt Water Disposal (SWD)	8	-
Inactive SWD	-	-
Pending completion	1	1

	69	14

As of March 31, 2023, we have approximately 34,082 total acres. Of the total acres, we have 23,269 gross developed acres, 10,813 gross undeveloped acres, 5,817 net developed acres, and 2,703 net undeveloped acres. We had no gas wells as of March 31, 2023.

ITEM 3. LEGAL PROCEEDINGS.

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Report, other than the following paragraphs, we are not aware of any pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

The Company is a party to two separate matters in the United States District Court, Western District of Louisiana (Alexandria Division) from December 30, 2021. The matters allege that the Company acted in bad faith, and the plaintiffs seek to recover all proceeds from the Company on the sale of production without deducting any costs. The two cases combined total $299,032 in estimated production. These cases are still in the early stages and Management has concluded that there is a remote possibility of the plaintiff securing a favorable outcome and has not accrued for these amounts. The Company maintains that their costs on the leases in question exceed the proceeds received from the sale of production.

The Company is the operator of leases that relate to a matter in the 7th Judicial District Court, Concordia Parish, Louisiana from September 2021. The Company received a verbal demand to plug wells that have no future utility in Concordia Parish to avoid being named in a lawsuit. In August 2022, the plaintiff filed the lawsuit which did not name the Company because it had performed certain work, including the plugging and abandonment of a well, removal of certain equipment and upgrades at one of its tank battery facilities on the property. Moreover, the Company executed a tolling agreement that suspended the statute of limitations, which has been amended twice and currently expires in October 2023.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock issued is quoted on the OTCQB under the symbol “WTRV.” On June 15, 2023, the last reported sale price of our common stock on the OTCQB was $1.15.

We have applied to have our Warrants traded on the OTCQB under the symbol “WTRVW.”

Stockholders

As of June 15, 2023, there were 136 holders of record of our common stock. A total of 852,643 shares of common stock are held in street name and are held by additional beneficial owners.

Dividends

We have never paid a cash dividend on our common stock since inception. The payment of dividends may be made at the discretion of our Board, and will depend upon, but not limited to, our operations, capital requirements, and overall financial condition and compliance with Nevada law.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board may consider relevant. We intend to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Unregistered Sales of Equity Securities

None.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

White River operates in the oil and gas industry, with a focus on exploration, production and drilling operations on approximately 30,000 cumulative acres of active mineral leases in Louisiana and Mississippi.

In FY 2023 and FY 2022, the following key aspects of our business advanced and developments occurred:

●	On July 25, 2022 the Company purchased 100% of the capital stock of White River Holdings from Ecoark in exchange for 1,200 shares of Series A which will become convertible into approximately 42,253,521 shares of the Company’s common stock upon the effective date of the Form S-1 Registration Statement. As a result of this acquisition, we shifted our focus to operating as an oil and gas exploration and drilling company. Since the accounting for this transaction was in the form of a reverse merger with White River Holdings being the accounting acquirer, this share issuance was reflected retroactively. The results of operation are those of the accounting acquirer, White River Holdings;

●	In September 2022, the Company divested the two former operating subsidiaries of Fortium Holdings Corp., Norr and Elysian, to focus exclusively on the oil and gas business;

●	In FY 2023 the Company obtained additional drilling rigs to enhance its equipment portfolio, which as a result now consists of three drilling rigs and three workover rigs;

●	The Company commenced the following projects: (i) the Harry O’Neal No. 20-9 No.1 well, a deep vertical oil well in Holmes County, Mississippi (ii) the Peabody AMI 12 A No. 18 well, a deep vertical well in the Blackhawk oil field in Concordia Parish, Louisiana, and (iii) the Denmiss No. 1 well, a deep vertical well in the Pisgah oil field in Rankin County, Mississippi;

●	In November 2022, the Company launched the Fund which is used in White River drilling projects and managed by the Company’s management;

●	In December 2022, as amended in May 2023, the Company borrowed $1,500,000 in gross proceeds and issued the lender a 10% Original Issue Discount Senior Secured Convertible Promissory Note in the principal amount of $1,666,666.67;

●	In November 2022 through March 2023, the Company entered into Participation Agreements pursuant to which the Company received $5,151,262 in gross proceeds which were or are being used to drill the wells; and

●	During the period October 2022 through April 2023, the Company sold a total of 263.1126308 Units, with each Unit consisting of one share of Series C Convertible Preferred Stock (the “Series C”) and one Warrant to purchase 200% of the shares of common stock underlying the Series C, for a purchase price of $25,000 per Unit and resulting in total gross proceeds to the Company of $6,577,816. This amount includes 11.6 units ($290,000) of investments for which the deposit has not been made as of yet. The proceeds are being used for working capital and general corporate purposes including oil and gas drilling on the Company’s working interests in Louisiana and Mississippi.

●	As of March 31, 2023, the Company impaired the remaining goodwill from the White River Holdings acquisition of $2,100,374 and reduced the value of its oil and gas reserves by $5,487,665. Previously, as of July 25, 2022, the Company impaired $5,917,843 of the goodwill from the acquisition. All of these charges were non-cash.

For an overview of key developments during FY 2023 and FY 2022 as well as more recent developments and plans for the Company and its operations, see Item 1. “Business.”

Production Data – FY 2023 and FY 2022

The following tables set forth our production data for FY 2023 and FY 2022:

	Years Ended March 31,
	2023		2022
	Bbls		Bbls
	Gross	Net	Gross	Net
Production Data:
By State/County
Mississippi
Holmes	2	1	1,838	1,378
Amite	-	-	12,054	9,629
Wilkinson	591	7	13,619	10,560
Pike	-	-	1,327	1,019
	593	8	28,838	22,586

Louisiana
Catahoula	-	-	5,534	4,186
Concordia	3,877	1,053	8,626	4,407
Tensas	2,398	1,719	3,209	2,407
Lasalle	-	-	609	330
Avoyelles	19,915	9,650	44,558	30,371
	26,190	12,422	62,536	41,701

Total	26,783	12,430	91,374	64,287

Results of Operations

Results of Operations for FY 2023 compared to FY 2022

White River Holdings has included in their historical consolidated financial statements certain operating expenses and other income (expense) from Ecoark that have been allocated to them in the year ended March 31, 2022which are part of the Consolidated Statements of Operations. The allocations represented charges incurred by Ecoark for certain corporate, infrastructure and shared services expenses, including legal, human resources, payroll, finance and accounting, employee benefits, insurance, information technology, telecommunications, treasury, and other expenses. Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount, asset, or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented pursuant to SAB Topic 1.B.1. The allocations may not, however, reflect the expense White River Holdings would have incurred as a standalone company for the periods presented. These costs also may not be indicative of the expenses that White River Holdings will incur in the future or would have incurred if White River Holdings had obtained these services from a third party.

Revenues

Revenues for FY 2023 of $1,103,975 compared to FY 2022 of $5,046,559, with the decrease primarily related to sales of oil and gas properties in FY 2023 which exceeded the higher average oil prices from FY 2022, resulting in overall lower production in FY 2023. Specifically, White River incurred a 10% decline in year-over-year oil production between FY 2023 and FY 2022 primarily due to a decline in the production from the Deshotel 24H #1 oil well arising from a normal decline curve from its initial 2021 completion date as well as operational problems related to paraffin build-up which resulted in the well being offline for a portion of FY 2023. The remainder of the variance in year-over-year revenue relates to the assignment of a number of White River wells which were assigned to Third Arm LLC, a related party in exchange for $999,999. Many of these transferred wells were end-of-life oil wells which would have required significant workover procedures to be performed to bring the wells back online.

We expect our revenues to increase in our next fiscal year as a result of the three drilling projects we expect to complete in early FY 2024.

Costs and Expenses

The following table shows costs and expenses for FY 2023 and FY 2022:

	FY 2023	FY 2022
Costs and Expenses
Lease operating expenses	$770,133	$1,412,093
Salaries and salaries related costs	6,012,156	2,027,255
Professional and consulting fees	3,205,896	324,739
Selling, general and administrative costs	6,314,683	3,993,193
Settlement expense	2,071,917	-
Impairment - goodwill	8,018,217	-
Depreciation, amortization, depletion, accretion and impairment	6,188,303	6,218,183
	$32,581,305	$13,975,443

Costs and expenses in FY 2023 totaled $32,581,305 compared to $13,975,443 for FY 2022. The significant increases from FY 2022 to FY 2023 were the result of non-cash impairment of our oil and gas reserves of $5,487,665, impairment of goodwill of $8,018,217 in FY 2023, stock-based compensation of $3,167,772 (included in salaries and salaries related costs), $2,071,917 in costs associated with a settlement agreement entered into during FY 2023 and professional fees incurred in FY 2023 related to the merger with Fortium Holdings and related regulatory filings.

We expect our costs and expenses to increase in our current fiscal year ending March 31, 2024 as a result of increased drilling projects as well as anticipated increases in stock-based compensation related to the granted RSUs on December 2, 2022, The Company is currently incurring material start-up costs related to the roll-out of both its Fund and the acquisition of its broker-dealer which are expected to cost approximately $4,000,000 over the next 12 months on a cash basis and also include equity grants which could cost approximately $7,500,000 in non-cash equity compensation over the next five years due to stock grant vesting terms. The Company, however, expects to realize significantly more than that in allowable commission revenue over the next 12 months as these functions are expected to raise between $50,000,000 and $200,000,000 in drilling capital for the Company prior to December 31, 2023 based on the offering sizes of Fund and a larger investment partnership the Company plans to launch on October 1, 2023. The significant cost relates to salaries, benefits and equity grants to two new key securities salesmen the Company recently hired to spearhead capital raising for the Fund and future funds. The salaries and related share-based compensation to the two individuals are expected to add approximately $5,300,000 in FY 2024. See “Item 10. Directors, Executive Officers and Corporate Governance” for a description of the compensation arrangements.

Other Income (Expense)

The following table shows other income (expense) for FY 2023 and FY 2022:

	FY 2023	FY 2022
Change in fair value of derivative liabilities	$2,745,309	$2,954,109
Derivative expense	(12,304,724)	-
Amortization of original issue discount	(60,636)	-
Amortization of debt discount on convertible note	(336,151)	-
Amortization of discount on Series C Preferred Stock	(1,341,362)	-
Loss on sale of fixed assets	-	(885,796)
Interest expense, net of interest income	(84,581)	(62,182)
	$(11,382,145)	$2,006,131

Total other expense was ($11,382,145) in FY 2023 compared to other income of $2,006,131 in FY 2022. The decrease was primarily the derivative expense related to the warrants issued in connection with the Series C offering for $12,304,724. The amortization of debt discount, non-cash original issue discount on the convertible note and amortization of discount related to the Series C preferred stock increased our other expenses in FY 2023. The Company will incur additional amortization of discounts related to their Series C preferred stock for the additional proceeds received in FY 2024.

Net Loss

Net loss from continuing operations for FY 2023 was $42,859,475 as compared to net loss from continuing operations of $6,922,753 for FY 2022. The increase in net loss was primarily due to the items discussed herein. Approximately 73% of loss from operations was from non-cash charges including depreciation, amortization, impairment, depletion and accretion in FY 2023, compared to approximately 76% in FY 2022.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are revenue generated from operations, levels of accounts receivable and accounts payable and capital expenditures.

FY 2023 and FY 2022

Net cash (used in) operating activities was $(7,682,624) for FY 2023, as compared to net cash (used in) operating activities of ($475,519) for FY 2022. Cash used in operating activities for FY 2022 was primarily caused by White River Holdings net loss partially offset by adjustments including depreciation, amortization, depletion and accretion, share-based compensation, bad debt expenses and losses on the sale of fixed assets and disposal or abandonment of oil and gas properties as well as amounts allocated from Ecoark and changes in amounts due to Ecoark. In FY 2023, the net cash used in operating activities was caused by the net loss offset by non-cash items such as depreciation, depletion, impairment, stock-based compensation, derivative expense and the change in fair value of the derivative liability as well as the net changes in our assets and liabilities that yielded an offset to the loss of approximately $4.2 million.

Net cash (used in) investing activities for FY 2023 was $(4,114,759) compared to net cash provided for investing activities of $585,774 for FY 2022. In FY 2023, the cash used in investing activities primarily related to purchases of oil and gas properties, net of asset retirement obligations, and purchases of fixed assets, offset by sales of oil and gas properties. Net cash provided by investing activities in FY 2022 were comprised of proceeds from the sale of oil and gas properties as we sold various leases that had large plugging liabilities, partially offset by purchases of oil and gas properties, net of asset retirement obligations.

In FY 2023, net cash provided by financing activities was $12,374,123 related to proceeds received from related party advances and convertible notes, our Series C Preferred Stock, sales of limited partnership interests in the Fund and amounts provided by Ecoark, offset by repayment of long-term debt and related party notes, partially offset by an increase in cash overdraft. Net cash (used in) financing activities for FY 2022 was $(109,618) arising from a decrease in cash overdraft.

Available Cash

As of June 13, 2023, the Company has approximately $318,371 in cash and cash equivalents.

The Company does not have available cash resources to meet its working capital needs for the next 12 months. We are relying upon the future results of our two new key executives in selling Fund units which in turn will, if successful, raise substantial capital for the Fund and at some point eliminate our need to pay their salaries since the commissions payable to them will eliminate the Company’s obligation. The Company recently executed a selling agreement with a managing broker-dealer which is currently performing diligence and making amendments to the offering materials for the Fund. We expect our new executives will launch selling the Fund this summer. The Company has several receivables from external parties such as Ault Energy which are also expected to be a source of capital for the Company. Finally, the Company is exploring various forms of debt financing which could serve as a bridge financing to help White River sustain operations until the broker-dealer or investment bank are able to raise capital for the Company.

The Company will continue to require additional capital from either the Fund or from other sources to assist in their operations and drilling projects. The raising of additional funds may be in terms that continue to dilute the current shareholders.

PIPE Offering

From October 19, 2022 through April 30 2023, the Company raised a total of $6,287,816 in the PIPE Offering. In addition, the Company sold another 11.6 units ($290,000) to investors, for which the deposit has not been made yet. The net proceeds from the PIPE Offering, after offering expenses and related costs, are being used for working capital and general corporate purposes including oil and gas drilling on the Company’s working interests in Louisiana and Mississippi.

Convertible Note Financing

On December 20, 2022, the Company entered into a SPA with an accredited investor (the “Purchaser”) whereby the Purchaser lent the Company an aggregate of $1,500,000 in gross proceeds and the Company issued the Purchaser a 10% Original Issue Discount Senior Secured Convertible Promissory Note in the principal amount of $1,666,667.67 (the “Note”). The proceeds are being used for both working capital and growth capital.

Pursuant to the SPA, the Company, its direct and indirect subsidiaries, and Jay Puchir and Randy May, executive officers of the Company, entered into Guarantee Agreements (the “Guarantee”) with the Purchaser pursuant to which each subsidiary and Messrs. Puchir and May personally guaranteed to the Purchaser the payment of the Note. In addition, Messrs. Puchir and May pledged the shares of common stock they hold or have the right to acquire in the Spin-Off as collateral to secure the Company’s obligations under the Note, and each individual also executed affidavits of confession and lock-up agreements to that effect. The affidavits of confession signed by Messrs. Puchir and May in connection with their Guarantees will permit the Purchaser to obtain a judgment against them personally upon the occurrence of an event of default without having to file a lawsuit.

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

Under the Note, beginning on April 16, 2023 the Company is required to pay monthly redemption amounts equal to one-fourth of the original principal amount at 120% of such principal amount, plus accrued but unpaid interest and any other amounts outstanding under the Note, with each payment resulting in a reduction in the principal of the Note at 100% (as compared to 120%). Furthermore, at any time after the issuance date of the Note, the Company may, after written notice to the Purchaser, prepay the Note in an amount equal to 120% of the then outstanding principal amount, plus accrued but unpaid interest and any other amounts outstanding under the Note. The Company will also be required to offer to pay the Note at 120% of the principal amount plus any unpaid accrued interest, upon the occurrence of certain events including (i) a change of control or sale of assets, (ii) a sale by the Company of equity or debt securities for gross proceeds to the Company of at least $5 million, and (iii) upon the maturity of the Note. Certain of the foregoing terms of the Note were subsequently amended in May 2023 as described below. The Company paid its first principal and interest payment on time totaling $516,667.00 on April 17, 2023, and the Note is currently in good standing.

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

On May 10, 2023, the Company entered into an amendment with the holder of the 10% Original Issue Discount Secured Convertible Note dated December 16, 2022, and the designated counterparty under that certain Letter Agreement dated December 16, 2022 pursuant to which the Note and Consulting Agreement were amended as follows: (A) with respect to the Note, (i) the monthly redemption payment obligation was eliminated, (ii) the mandatory prepayment amount with respect to principal was increased from 120% to 127.5%, or $2,125,000, (iii) the mandatory default amount with respect to principal was increased from 125% to 132.5%, or $2,208,333.34; and (iv) the optional redemption amount with respect to principal was increased from 120% to 127.5%, or $2,125,000; and (B) with respect to the Consulting Agreement, an additional clause was added providing that the consultant shall receive on the date ending 180 days after the date a registration statement filed by the company registering the sale of the shares issuable thereunder is declared effective by the SEC, an additional number of shares of common stock if necessary such that the consultant shall have received a number of shares equal to $1,666,666.67 divided by the price per share of the common stock as of such date.

Critical Accounting Policies, Estimates and Assumptions

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We do not consider any of our estimates to be critical. We consider below as our critical accounting policies.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit of production method using estimates of proved reserves. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in operations. Costs associated with unevaluated properties are excluded from the full-cost pool until the Company has made a determination as to the existence of proved reserves. The Company reviews its unevaluated properties at the end of each quarter to determine whether the costs incurred should be transferred to the full-cost pool and thereby subject to amortization. Additionally, the Company assesses all properties classified as unevaluated properties on a quarterly basis for possible impairment. During any period in which these factors indicate impairment, the cumulative drilling costs incurred to date for such properties are transferred to the full-cost pool and are then subject to depletion and the full-cost ceiling test limitation.

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

Accounting for Asset Retirement Obligation

The Company follows the provisions of ASC Topic 410, “Asset Retirement and Environmental Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard requires that the Company recognize the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred. The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. The ARO and the related asset retirement cost are recorded when an asset is first drilled, constructed or purchased. The asset retirement cost is determined and discounted to present value using a credit-adjusted risk-free rate over the economic life of the oil and gas properties. After initial recording, the liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revision to estimated future cash flow requirements resulting from changes in the estimated future costs or the estimated economic useful lives of the oil and gas properties. Subsequent adjustments in the cost estimate are reflected in the ARO liability and the amounts continue to be amortized over the useful life of the related long-lived assets.

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

All revenue is recorded at a point in time.

In continuing operations, the Company only recognizes revenue from one source, oil and gas production and services.

The Company recognizes revenue for their proportionate share of revenue when: (i) the Company receives notification of the successful sale of a load of crude oil to a buyer; and (ii) the buyer will provide a price based on the average monthly price of crude oil in the most recent month.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

White River Energy Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of White River Energy Corp and its subsidiaries (collectively, the “Company”) as of March 31, 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2023.

Houston, Texas

June 29, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

White River Holdings Corp

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of White River Holdings Corp (the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations, stockholders deficit and cash flows for each of the two years in the period ended March 31, 2022 and 2021, and the related notes and schedule (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s Ability to Continue as a Going Concern

The accompanying combined consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and had an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The combined consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the combined consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2020.

New York, NY
October 28, 2022, except for Note 1, as to which the date is March 8, 2023 and except for Note 9, as to which the date is May 5, 2023.

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2023 AND 2022

	MARCH 31,	MARCH 31,
	2023	2022

ASSETS
CURRENT ASSETS:

Cash (including $251,778 and $201,050 in restricted cash)	$827,790	$251,050
Accounts receivable, net of allowance for doubtful accounts	54,854	578,214
Accounts receivable - related parties	957,641	56,269
Receivable - Participation Agreement	1,440,598	-
Inventories - Crude Oil	16,821	107,026
Prepaid expenses and other current assets	334,264	318,771

Total current assets	3,631,968	1,311,330

NON-CURRENT ASSETS:
Property and equipment, net	3,251,432	596,464
Right of use asset - operating lease	100,644	243,494
Right of use asset - financing lease	175,139	-
Oil and gas properties, full cost-method	1,285,177	2,295,015
Unevaluated wells in progress	3,244,653	4,936,352
Other assets	630,531	14,760
Goodwill	-	2,100,374

Total non-current assets	8,687,576	10,186,459

TOTAL ASSETS	$12,319,544	$11,497,789

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$3,501,283	$799,100
Accrued liabilities	406,669	119,600
Due to Ecoark (*)	-	-
Cash overdraft	-	27,918
Derivative liabilities	10,483,371	-
Deferred drilling costs	317,350	-
Related party advances	1,182,250	-
Series C Preferred Stock	6,488,178	-
Convertible note payable, net of discount	972,831	-
Current portion of long-term debt	104,950	-
Current portion of lease liability - operating lease	108,117	155,263
Current portion of lease liability - financing lease	31,629	-

Total current liabilities	23,596,628	1,101,881

NON-CURRENT LIABILITIES
Lease liability - operating lease, net of current portion	2,119	110,235
Lease liability - financing lease, net of current portion	113,659	-
Long-term debt, net of current portion	208,046	-
Asset retirement obligations	1,463,931	1,303,751

Total non-current liabilities	1,787,755	1,413,986

Total Liabilities	25,384,383	2,515,867

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A - 1,200 and 0 shares issued and outstanding (*)	1	1
Series B - no shares issued and outstanding	-	-
Series C - 205.8726308 and 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized and 10,166,667 and 0 shares issued and outstanding (*)	1,017	-
Additional paid in capital (*)	43,453,095	25,660,896
Accumulated deficit	(59,768,952)	(16,678,975)

Total White River Energy Corp stockholder’s equity (deficit)	(16,314,839)	8,981,922
Non-controlling interest	3,250,000	-

Total stockholders’ equity (deficit)	(13,064,839)	8,981,922

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,319,544	$11,497,789

(*)	On July 25, 2022, White River Holdings Corp (“Holdings”) acquired White River Energy Corp, then named Fortium Holdings Corp. (the “Company”) in a share exchange. White River Holding’s parent, Bitnile Metaverse, Inc (“Ecoark”) was issued 1,200 Series A convertible preferred stock (“Series A”) of the Company in exchange for the 60,000,000 common shares that were outstanding at the time of the share exchange. The Company has reflected this transaction retroactively in these audited financial statements. Since the amounts Due to Ecoark were exchanged in the issuance of the preferred shares, these have been reflected in additional paid in capital. The reclassification of amounts due to Ecoark as of March 31, 2022 that were reclassified to additional paid in capital were $25,058,733 and are deemed to have been permanently contributed by Ecoark.

The accompanying notes are an integral part of these consolidated financial statements.

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	2023	2022

REVENUES	$1,103,975	$5,046,559

COSTS AND EXPENSES
Lease operating expenses	770,133	1,412,093
Salaries and salaries related costs	6,012,156	2,027,255
Professional and consulting fees	3,205,896	324,739
Selling, general and administrative costs	6,314,683	3,993,193
Settlement expenses	2,071,917	-
Impairment - goodwill	8,018,217	-
Depreciation, amortization, impairment, depletion, and accretion	6,188,303	6,218,183

Total costs and expenses	32,581,305	13,975,443

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE)	(31,477,330)	(8,928,884)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	2,745,309	2,954,109
Derivative expense	(12,304,724)	-
Amortization of debt discount - Convertible Note	(336,151)	-
Amortization of discount - Series C Preferred Stock	(1,341,362)	-
Loss on sale of fixed assets	-	(885,796)
Amortization of original issue discount of convertible note	(60,636)	-
Interest expense, net of interest income	(84,581)	(62,182)
Total other income (expense)	(11,382,145)	2,006,131

(LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(42,859,475)	(6,922,753)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(85,848)	-
Loss on disposal of discontinued operations	(144,654)	-
Total discontinued operations	(230,502)	-

(LOSS) INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(43,089,977)	(6,922,753)

PROVISION FOR INCOME TAXES	-	-

NET (LOSS) INCOME	$(43,089,977)	$(6,922,753)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-

NET LOSS ATTRIBUTABLE TO WHITE RIVER ENERGY CORP	$(43,089,977)	$(6,922,753)

NET (LOSS) EARNINGS PER SHARE - BASIC
Continuing operations	$(4.82)	$-
Discontinued operations	(0.03)	-
NET (LOSS) EARNINGS PER SHARE	$(4.85)	$-

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (*)	8,898,904	-

NET (LOSS) EARNINGS PER SHARE - DILUTED	$(4.85)	$-

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (*)	8,898,904	-

(*)	Since the retroactive treatment is reflected and there were only Series A preferred shares issued in the exchange, no EPS for the prior periods are reflected. The 1,200 Series A convert into 42,253,521 common shares.

The accompanying notes are an integral part of these consolidated financial statements.

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	Series A Preferred Stock (*)		Common Stock (*)		Additional Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital (*)	Deficit	Interest	Total

Balance - March 31, 2021	1,200	$1	-	$-	$23,907,983	$(9,756,222)	$-	$14,151,762

Advances from Ecoark Holdings, Inc. to White River Holdings Corp, net	-	-	-	-	3,486,697	-	-	3,486,697
Cost allocations from Ecoark Holdings	-	-	-	-	(1,733,784)	-	-	(1,733,784)
Net loss for the year	-	-	-	-	-	(6,922,753)	-	(6,922,753)

Balance - March 31, 2022	1,200	1	-	-	25,660,896	(16,678,975)	-	8,981,922

Advances from Ecoark Holdings, Inc. to White River Holdings Corp, net	-	-	-	-	3,894,777	-	-	3,894,777
To reflect the reverse merger of White River Holdings Corp	-	-	8,400,000	840	5,963,160	-	-	5,964,000
To record contribution of capital by Ecoark Holdings, Inc.	-	-	-	-	3,000,000	-	-	3,000,000
Preferred shares issued in PIPE, net of classification as liability**	-	-	-	-	-	-	-	-
Common stock issued for services	-	-	1,766,667	177	1,766,490	-	-	1,766,667
Investments by limited partners in WR Fund	-	-	-	-	-	-	3,250,000	3,250,000
Stock-based compensation	-	-	-	-	3,167,772	-	-	3,167,772
Net loss for the year	-	-	-	-	-	(43,089,977)	-	(43,089,977)

Balance - March 31, 2023	1,200	$1	10,166,667	$1,017	$43,453,095	$(59,768,952)	$3,250,000	$(13,064,839)

*	On July 25, 2022, White River Holdings Corp acquired the Company in a share exchange. White River Holding’s parent, Ecoark was issued 1,200 Series A preferred stock of the Company in exchange for the 60,000,000 common shares that were outstanding at the time of the share exchange. The Company has reflected this transaction retroactively in these audited financial statements along with amounts due to Ecoark. that were exchanged for the Series A preferred stock. The reclassification to additional paid in capital were $28,953,510 and $25,058,733 as of July 25, 2022 and March 31, 2022, respectively, and are deemed to have been permanently contributed by Ecoark.

**	The entire value of the 205.8726308 Series C Preferred shares is reflected as a liability and thus not included herein.

The accompanying notes are an integral part of these consolidated financial statements.

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	2023	2022

CASH FLOW FROM OPERATING ACTIVITIES FROM OPERATIONS
Net loss	$(43,089,977)	$(6,922,753)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Home office allocation	-	(1,733,784)
Depreciation, amortization, depletion, accretion and impairment	6,188,303	6,218,182
Impairment - goodwill	8,018,217	-
Share-based compensation	3,167,772	120,675
Bad debt	650,562	-
Fees paid in termination of note payable	65,065	-
Loss on disposal of Norr and Elysian	144,654	-
(Gain) on disposal of fixed assets	-	681,808
Change in fair value of derivative liability	(2,745,309)	-
Common stock issued for services	1,766,667	-
Derivative expense	12,304,724	-
Amortization of discounts - convertible notes	396,786	-
Expenses incurred on convertible note	15,000	-
Amortization of discount - Series C Preferred Stock	1,341,362	-
Changes in assets and liabilities
Accounts receivable	(127,202)	159,983
Accounts receivable - related parties	(901,372)	56,269
Receivable - Participation Agreement	(1,440,598)	-
Inventory	90,205	4,456
Prepaid expenses and other assets	(651,578)	(4,874)
Amortization of right of use asset - operating leases	142,850	118,773
Amortization of right of use asset - financing leases	14,566	-
Deferred drilling costs	317,350
Contribution from Ecoark Holdings, Inc.	3,894,777	3,366,022
Operating lease liability	(155,262)	(128,001)
Accrued payable and accrued liabilities	2,989,252	(2,412,275)
Total adjustments	35,486,791	6,447,234
Net cash used in operating activities of continuing operations	(7,603,186)	(475,519)
Net cash used in discontinued operations	(79,438)	-
Net cash used in operating activities	(7,682,624)	(475,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of oil and gas properties, net of asset retirement obligations	(4,126,005)	(303,500)
Advances on note receivable	(200,000)	-
Payments received from note receivable	200,000	-
Proceeds from the sale of fixed assets	-	5,032
Proceeds from the sale of oil and gas properties	999,999	906,274
Purchase of fixed assets	(988,753)	(22,032)
Net cash (used in) provided by investing activities	(4,114,759)	585,774

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in cash overdraft	(27,918)	(109,618)
Repayments of advances from related parties	(542,750)	-
Advances from related parties	1,725,000	-
Proceeds from purchases of limited partnership interests	3,250,000	-
Proceeds from Series C Preferred Stock, net	5,146,816	-
Proceeds from convertible note	1,485,000	-
Repayment of long-term debt and note payable	(1,617,608)	-
Payment of finance lease liability	(44,417)	-
Proceeds from Ecoark Holdings in acquisition of White River	3,000,000	-
Net cash provided by (used in) financing activities	12,374,123	(109,618)

NET INCREASE IN CASH AND RESTRICTED CASH	576,740	637

CASH AND RESTRCITED CASH - BEGINNING OF YEAR	251,050	250,413

CASH AND RESTRICTED CASH - END OF YEAR	$827,790	$251,050

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$29,719	$-
Cash paid for income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:

Net assets acquired from Fortium Holdings Corp.	$46,157	$-
Bifurcation of derivative liability from convertible note	$923,956	$-
ROU asset acquired for lease liability - financing leases	$189,705	$-
Fixed assets acquired for notes payable and long-term debt	$1,865,539	$-

The accompanying notes are an integral part of these consolidated financial statements.

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 1: DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The terms “we,” “us,” “our,” and the “Company” refer to White River Energy Corp.

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

The Company executed a Share Exchange Agreement (the “Exchange Agreement”) on July 25, 2022 and pursuant to the Exchange Agreement that day acquired 100% of the outstanding shares of capital stock of White River Holdings Corp, a Delaware corporation (“Holdings”) from BitNile Metaverse, Inc. (formerly Ecoark Holdings, Inc. (“Ecoark”)), Holding’s sole stockholder. In exchange the Company issued Ecoark 1,200 shares of the newly designated non-voting Series A Convertible Preferred Stock (the “Series A”). The Series A will become convertible into approximately 42,253,521 shares of the Company’s common stock upon such time as (A) the Company has filed a Form S-1, with the Securities and Exchange Commission (the “SEC”) and such Form S-1 has been declared effective, and (B) Ecoark elects to distribute shares of the Company’s common stock to Ecoark’s stockholders. The Company filed the Form S-1 in December 2022 (File No. 333-268707) and is currently in the process of addressing the comments from the SEC Staff. The Series A has a stated value of $30 million and has a liquidation preference over the common stock and any subsequent series of junior preferred stock equal to the stated value, plus any accrued but unpaid dividends; the Series A, however, does not have any of the voting rights of common stockholders. The transaction was accounted for as a share exchange, whereby Holdings is considered the accounting acquirer. Since the share exchange occurred with a non-shell public company, the transaction included the purchase of the non-controlling interest of Fortium Holdings Corp. Except as expressly indicated in these footnotes to the contrary or where the context clearly dictates otherwise, references to “Fortium Holdings Corp.” refers to the predecessor of the Company before the Holdings share exchange was effected in July 2022.

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

On October 25, 2022, the Company filed a Certificate of Designation of the Rights, Preferences and Limitations (the “Series C Certificate of Designation”) of Series C Convertible Preferred Stock (the “Series C”) with the Nevada Secretary of State. The Series C Certificate of Designation provides for the issuance of up to 1,000 shares of Series C. From October 25, 2022 through March 31, 2023, the Company sold 205.8726308 Units for $5,146,816. In April 2023, the Company sold 45.64 Units for $1,141,000, with each Unit comprised of one share of Series C and one Warrant to purchase 200% of the shares of common stock underlying such share of Series C (the “Units”) at a purchase price of $25,000 per Unit. In addition, the Company sold another 11.6 units ($290,000) to investors, for which the deposit has not been made yet. The Warrants may be separately sold by the holders rather than exercised into shares of common stock, and the Company has submitted an application for the Warrants to be traded on the OTCQB under their own unique ticker symbol.

On March 18, 2021, the Company formed Norr LLC (“Norr”), a Nevada limited liability company and wholly-owned subsidiary of the Company, and commenced operations as a sports equipment and apparel manufacturer and retailer.

On September 9, 2021, the Company formed Elysian, a Colorado corporation and wholly-owned subsidiary, for the purpose of engaging in cannabis operations.

In September 2022, the Company sold both Norr and Elysian pursuant to a Membership Interest Purchase Agreement (“MIPA”) for Norr, and a Stock Purchase Agreement for Elysian. These entities were sold to non-related third parties for $1 for Elysian and $3 for Norr. The purpose of the sale of these entities was for the Company to divest themselves of their non-core assets and focus exclusively on the oil and gas production business of Holdings.

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

As the acquisition of Holdings resulted in the owner of Holdings gaining control over the combined entity after the transaction, and the stockholders of the Company continuing only as passive investors, the transaction was not considered a business combination under the ASC. Instead, this transaction was considered to be a capital transaction of the legal acquiree (Holdings) and was equivalent to the issuance of shares by Holdings for the net monetary assets of the Company, except for the purchase of the 8,400,000 shares of issued and outstanding common shares of Fortium Holdings Corp., which were considered as purchase consideration resulting in $5,917,843 of goodwill that was impaired immediately. As a result, the historical balances represent Holdings. See Note 2, “Merger” for more details on the accounting for the share exchange.

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

The Company applies the guidance of Topic 810 Consolidation of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—are consolidated except when control does not rest with the parent.

Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree.

The Company’s wholly-owned subsidiary White River E&P Management 1, LLC the general partner and manager of the White River E&P 1, LP (“WR Fund”) has control over the WR Fund, and has the power to deploy the investments from WR Fund into the Company for the various drilling projects they undertake. The general partner has ownership of 0.01% of the WR Fund and 99.99% ownership is held by the limited partners of the WR Fund, which are reflected as noncontrolling interests in the consolidated financial statements. The consolidated financial statements include the results of the WR Fund and the Company has eliminated all intercompany transactions.

Reclassifications

The Company has reclassified certain amounts in the March 31, 2022 consolidated financial statements to be consistent with the March 31, 2023 presentation. These changes had no impact on the Company’s financial position or result of operations for the periods presented. In addition, we had reclassifications related to the retroactive treatment of certain liabilities and equity items which are reflected by asterisks in the consolidated financial statements that had no impact on our net income (loss).

Cash and Cash Equivalents

Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. The Company has in the past maintained balances in financial institutions where deposits may exceed the federally insured deposit limit of $250,000. The Company has not experienced any losses from such accounts and does not believe it is exposed to any significant credit risk on cash.

The Company’s restricted cash is in the form of certificates of deposit that secure our oil and gas properties.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, cost allocation percentages, impaired value of equipment and intangible assets, including goodwill, asset retirement obligations, estimates of discount rates in lease, liabilities to accrue, fair value of derivative liabilities associated with warrants and conversion options, cost incurred in the satisfaction of performance obligations, permanent and temporary differences related to income taxes and determination of the fair value of stock awards.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit of production method using estimates of proved reserves. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in operations. Costs associated with unevaluated properties are excluded from the full-cost pool until the Company has made a determination as to the existence of proved reserves. The Company reviews its unevaluated properties at the end of each quarter to determine whether the costs incurred should be transferred to the full-cost pool and thereby subject to amortization. Additionally, the Company assesses all properties classified as unevaluated properties on a quarterly basis for possible impairment. During any period in which these factors indicate impairment, the cumulative drilling costs incurred to date for such properties are transferred to the full-cost pool and are then subject to depletion and the full-cost ceiling test limitation.

There was $5,868,205 and $6,029,132 in depletion expense and impairment of reserves for the Company’s oil and gas properties for the years ended March 31, 2023 and 2022, respectively.

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

The Ceiling is defined as the sum of: (a) the present value, discounted at 10% and assuming continuation of existing economic conditions, of (1) estimated future gross revenues from proved reserves, which is computed using oil and gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements pursuant to Staff Accounting Bulletin (“SAB”) 103, less (2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus, (b) the cost of properties being amortized; plus, (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties. A ceiling test was performed as of March 31, 2023 and impairment in the amount of $5,487,665 was recognized.

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

Inventories

Crude oil is carried at the lower of cost (last-in-first-out (LIFO)) or net realizable value. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location.

Accounting for Asset Retirement Obligation

The Company follows the provisions of ASC Topic 410, “Asset Retirement and Environmental Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard requires that the Company recognize the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred. The ARO is capitalized as part of the carrying value of the assets to which it is associated and depreciated over the useful life of the asset. The ARO and the related asset retirement cost are recorded when an asset is first drilled, constructed or purchased. The asset retirement cost is determined and discounted to present value using a credit-adjusted risk-free rate over the estimated economic life of the oil and gas properties. After initial recording, the liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements resulting from changes in the estimated future costs or the estimated economic useful lives of the oil and gas properties. Subsequent adjustments in the cost estimate are reflected in the ARO liability and the amounts continue to be amortized over the useful life of the related long-lived assets.

Accounts Receivable and Concentration of Credit Risk

When the Company records an allowance for doubtful accounts it is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses, credit insurance and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Substantially all of the Company’s accounts receivable result from joint interest billings to its working interest partners. As of March 31, 2023 and 2022, the Company had established $650,562 and $208,713 in allowances for doubtful accounts.

Impairment of Long-lived Assets and Goodwill

ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted Accounting Standard Update (“ASU”) 2017-04 Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.

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

Fixed assets and intangible assets with finite useful lives are stated at cost less accumulated amortization and impairment

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company determined during the year ended March 31, 2023, that the goodwill of $2,100,374 is impaired and recognized as impairment loss in the consolidated statements of operations. In addition as discussed in Note 2, “Merger”, the Company impaired $5,917,843 in goodwill impairment related to the reverse merger with Fortium Holdings Corp.

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

The carrying values of the Company’s financial instruments such as cash, accounts receivable, prepaid expenses, accounts payable, and accrued expenses approximate their respective fair values because of the short-term nature of those financial instruments.

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

All revenue is recorded at a point in time.

In continuing operations, the Company only recognizes revenue from one source, oil and gas production and services.

The Company recognizes revenue for their proportionate share of revenue when: (i) the Company receives notification of the successful sale of a load of crude oil to a buyer; and (ii) the buyer will provide a price based on the average monthly price of crude oil in the most recent month.

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

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants and conversions of preferred stock into common stock. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented, so only basic weighted average number of common shares are used in the computations.

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

The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company has determined this new guidance does not have a material impact on its consolidated financial statements.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Going Concern and Liquidity

With the acquisition of Holdings, their former parent, Ecoark contributed $3,000,000 into the Company. In addition, the Company raised capital through a private investment in a public equity (PIPE) and raised approximately $6,288,000 through the end of April 2023 from this PIPE offering, together with approximately $1,906,000 received from Participation Agreements to provide the funds necessary for the Company’s drilling program. The Company also began receiving drilling capital from the limited partners of the WR Fund during the year ended March 31, 2023. The Company has incurred a net loss from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

The accompanying financial statements for the year ended March 31, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Impact of COVID-19

COVID-19 did not have a material effect on the Consolidated Statements of Operations or the Consolidated Balance Sheets for the years ended March 31, 2023 and 2022.

COVID-19 has also contributed to the supply chain disruptions which have not had a material effect for the Company. The Company will continue to monitor potential supply chain shortages affecting its business.

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

Under ASC 805-40-45-2, the consolidated financial statements represent the continuation of the legal subsidiary except for the capital structure, as follows:

(a)	The assets and liabilities of the legal subsidiary recognized and measured at their pre-combination carrying amounts;
(b)	The assets and liabilities of the legal parent recognized and measured in accordance with the guidance in this topic applicable to business combinations (ASC 805);
(c)	The retained earnings and other equity balances of the legal subsidiary before the business combination;
(d)	The amount recognized as issued equity interests in the consolidated financial statements determined by adding the issued equity interest of the legal subsidiary outstanding immediately before the business combination to the fair value of the legal parent determined in accordance with the guidance in ASC 805 applicable to business combinations. However, the equity structure reflects the equity structure of the legal parent, including the equity interests the legal parent issued to affect the combination. Accordingly, the equity structure of the legal subsidiary is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent issued in the reverse acquisition.

Fortium Holdings Corp. issued Ecoark 1,200 shares of Series A valued at $30,000,000 in the share exchange transaction. On an as converted basis, the 1,200 Series A shares convert to 42,253,521 shares of common stock which represents approximately 80% of the total issued and outstanding shares on a fully diluted basis at the time of the merger.

On July 25, 2022, the Company completed the share exchange transaction with Holdings. As a result of this transaction, which is accounted for as a share exchange, Holdings is a wholly owned subsidiary of the Company (the “Merger”). In accordance with the terms of the Merger, at the effective time of the Merger, the outstanding shares of the common stock of Holdings were exchanged for the 1,200 shares of Series A of the Company. This exchange of shares and the resulting controlling ownership of the Company constitutes a reverse acquisition and purchase accounting being applied to the net assets acquired from Fortium Holdings Corp. under ASC 805 due to Holdings being the accounting acquirer and Fortium Holdings Corp., being deemed an acquired business as they were not a shell corporation. This requires financial reporting from the Merger close date forward to reflect only the historic consolidated results of Holdings and to include the consolidated results for the Company and subsidiaries from July 25, 2022 forward.

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

This allocation is based on management’s estimated fair value of the Fortium Holdings Corp assets and liabilities as of July 25, 2022 utilizing the guidance in ASC 820-10-35 which included the measurement based on a known level one input regarding the applicable share price as well as the level of activity in the Company and the fact that the value was driven off of a business no longer included in the Company’s current operations. Fortium Holdings Corp. assets were derived from a total value of $5,964,000, based on 8,400,000 shares of common stock outstanding on July 25, 2022 and the closing price that day of $0.71 per share. The Company impaired the goodwill effective with the Merger on July 25, 2022, as they had decided at that time to sell the Norr and Elysian businesses, although the sales were effected later in September 2022. The Company sold these two entities for a total of $4 in September 2022. The loss on the sale is reflected as a loss on disposal in the consolidated statements of operations.

The following table shows the unaudited pro-forma results for the years ended March 31, 2023 and 2022, as if the acquisitions had occurred on April 1, 2022 and 2021, respectively.

Years Ended March 31, 2022
(Unaudited)
Revenues	$5,046,559
Net loss	$(6,922,753)
Net loss per share	$-

Years Ended March 31, 2023
(Unaudited)
Revenues	$1,103,975
Net loss	$(43,089,977)
Net loss per share	$(4.85)

The consolidated statements of operations and cash flows represent the operations of Holdings for the year ended March 31, 2022 and period April 1, 2022 through July 25, 2022 include cost allocations from Holding’s former parent Ecoark as discussed below.

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

The consolidated financial statements reflect allocations of certain Ecoark corporate, infrastructure and shared services expenses, including centralized research, legal, human resources, payroll, finance and accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury, and other income and expenses for interest expense on debt that portions were used for Holdings, changes in derivative liabilities on the books of Ecoark for Warrants granted in offerings of which proceeds went towards the operations of Holdings, and conversions of debt. As noted, the derivative liabilities are included in Ecoark’s books. However, the advances made by Ecoark related to the proceeds received that were recognized as a derivative liability are included in the March 31, 2022 balance sheet as “Due to Ecoark Holdings, Inc.” which was reclassified to additional paid in capital. Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount, asset, or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented pursuant to SAB Topic 1.B.1. The allocations may not, however, reflect the expense the Company would have incurred as a standalone company for the periods presented. These costs also may not be indicative of the expenses that the Company will incur in the future or would have incurred if the Company had obtained these services from a third party.

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

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022

Land	$140,000	$140,000
Buildings (39 years)	236,000	236,000
Machinery and equipment (3 to 10 years)	3,141,159	278,116
Total property and equipment	3,517,159	654,116
Accumulated depreciation and impairment	(265,727)	(57,652)
Property and equipment, net	$3,251,432	$596,464

Depreciation expense for the years ended March 31, 2023 and 2022 was $200,580 and $33,438, respectively. Depreciation does not include items in fixed assets that are not in service.

NOTE 4: OIL AND GAS PROPERTIES

Activity in the current year consist of the following:

For the year ended March 31, 2023, the Company received proceeds of $999,999 from a related party for the sale of wells which were recorded in the full-cost pool.

On October 6, 2022, the Company assigned 10% of their working interest in the Harry O’Neal 20-9 well to two related parties, pursuant to the vesting of various performance conditions in the employment contracts of Mr. Randy May and Mr. Jay Puchir. There were no recognized reserves booked for this well.

On October 10, 2022, the Company entered into a settlement agreement with a Harry O’Neal working interest owner whereby they granted them a 50% working interest in the Harry O’Neal 20-9 well in exchange for a full release of claims from all prior investments. There were no recognized reserves booked for this well. The Company recognized a settlement expense of $2,071,917 associated with this settlement agreement.

The WR Fund received limited partnership interests during the year ended March 31, 2023 in the amount of $3,244,653 for two drilling projects in Louisiana and Mississippi which funds were spent by the Company. These amounts are reflected in our unevaluated wells in progress as of March 31, 2023. These projects were not completed during the year ended March 31, 2023.

The following table summarizes the Company’s oil and gas activities by classification for the periods ended March 31, 2023 and 2022.

	March 31, 2023	March 31, 2022

Proved leasehold costs	$6,496,427	$5,520,542
Accumulated, depletion and impairment	(5,211,250)	(3,225,527)
Oil and gas properties, net	$1,285,177	$2,295,015

There was $5,868,205 and $6,029,132 in depletion expense and impairment of reserves for the Company’s oil and gas properties for the years ended March 31, 2023 and 2022, respectively.

NOTE 5: ASSET RETIREMENT OBLIGATIONS

In conjunction with the approval permitting the Company to resume drilling in the existing fields, the Company has recorded an asset retirement obligation (“ARO”) based upon the plan submitted in connection with the permit. The ARO results from the Company’s responsibility to abandon and reclaim their net share of all working interest properties and facilities. The Company disposed of $684,679 and $383,450 in ARO for sales of leases during the years ended March 31, 2023 and 2022, respectively.

The following table summarizes activity in the Company’s ARO for the years ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022

Balance, beginning of period	$1,303,751	$1,531,589
Accretion expense	119,518	155,612
Reclamation obligations settled	-	-
Disposition due to sale of property	(684,679)	(383,450)
Additions	13,428	-
Changes in estimates	711,913	-
Balance, end of period	$1,463,931	$1,303,751

Total ARO at March 31, 2023 and 2022 shown in the table above consists of amounts for future plugging and abandonment liabilities on our wellbores and facilities based on third-party estimates of such costs, adjusted for inflation for the years ended March 31, 2023 and 2022, respectively. These values are discounted to present value at 8% per annum for the years ended March 31, 2023 and 2022.

NOTE 6: LONG-TERM DEBT

Long-term debt consisted of the following as of March 31, 2023 and 2022.

	March 31, 2023	March 31, 2022

Truck loan – Amur Capital (a)	$71,342	$-
Truck loan – Mitsubishi (b)	43,332	-
Tractor loan – Simmons Bank(d)	43,873	-
Loan – Simmons Bank(f)	25,138	-
Rig Loan – North Mill(g)	94,099	-
Loan – Amur Capital(e)	35,212	-
Total long-term debt	312,996	-
Less: current portion	(104,950)	-
Long-term debt, net of current portion	$208,046	$-

(a)	On May 13, 2022, entered into long-term secured note payable for $87,964 for two service trucks maturing April 13, 2026. The note is secured by the collateral purchased and accrued interest annually at 11.99% with principal and interest payments due monthly. There is no accrued interest as of March 31, 2023.

(b)	On June 21, 2022, entered into long-term secured note payable for $61,973 for a service truck maturing December 21, 2024. The note is secured by the collateral purchased and accrued interest annually at 11.99% with principal and interest payments due monthly. There is no accrued interest as of March 31, 2023.

(c)

On October 13, 2022, White River Operating LLC, an indirect subsidiary of the Company, issued a secured promissory note payable for $1,500,000, which was used for two drilling rigs purchased (total value of $1,800,000, where the Company paid a total of $300,000). The note bears interest at the lesser of (i) the prime rate published in the “Bonds, Rates and Yields” section of The Wall Street Journal plus 7.50%; and (ii) the maximum rate permitted by applicable law, and payments consist of interest and principal in the amount of $25,000 per month through October 13, 2025 when the remaining balance of principal and interest is due. Randy May and Jay Puchir personally guaranteed this note. Pursuant to a letter agreement dated December 2, 2022, the Company and the borrower agreed to terms of early repayment of this note. On December 6, 2022, the Company paid $1,540,065 to repay all principal and interest and fees in satisfaction of the note, which included a termination fee of $65,065. This repayment was mandated by a subsequent lender. See Note 7.

(d)	On October 11, 2022, entered into long-term secured note payable for $50,142 for a tractor maturing October 11, 2025. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of March 31, 2023.

(e)	On October 18, 2022, entered into long-term secured note payable for $37,599 for equipment maturing October 18, 2027. The note is secured by the collateral purchased and accrued interest annually at 11.99% with principal and interest payments due monthly. There is no accrued interest as of March 31, 2023.

(f)	In August 2022, entered into long-term note payable in the amount of $28,900 for equipment maturing August 2, 2026. The note is secured by the collateral purchased and interest is accrued at 6.50% with principal and interest due monthly. There is no accrued interest as of March 31, 2023.

(g)	In January 2023, entered into long-term note payable in the amount of $99,000 for a rig maturing January 9, 2026. The note is secured by the collateral purchased and interest is accrued at 7.99% with principal and interest due monthly. There is no accrued interest as of March 31, 2023.

The following is a list of maturities as of March 31:

2024	$104,950
2025	106,045
2026	81,946
2027	14,435
2028	5,620
$312,996

Interest expense on long-term debt during the years ended March 31, 2023 and 2022 are $13,053 and $0, respectively.

NOTE 7: SENIOR SECURED CONVERTIBLE PROMISSORY NOTE

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

Under the Note, beginning on April 16, 2023 the Company is required to pay monthly installments equal to one-fourth of the original principal amount at 120% of such principal amount, plus accrued but unpaid interest and any other amounts outstanding under the Note, with each payment resulting in a reduction in the principal of the Note at 100% (as compared to 120%). Furthermore, at any time after the issuance date of the Note, the Company may, after written notice to the Purchaser, prepay the Note in an amount equal to 120% of the then outstanding principal amount, plus accrued but unpaid interest and any other amounts outstanding under the Note. The Company will also be required to offer to pay the Note at 120% of the principal amount plus any unpaid accrued interest, upon the occurrence of certain events including (i) a change of control or sale of assets, (ii) a sale by the Company of equity or debt securities for gross proceeds to the Company of at least $5 million, and (iii) upon the maturity of the Note. The Company paid $516,667 in April through June 2023, and the Note is currently in good standing.

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

Further, pursuant to the Note the Company is subject to certain restrictive covenants, including covenants against incurring new indebtedness or liens on its assets, paying cash dividends or distributions on any equity securities, or entering into transactions with affiliates, subject to certain exceptions. In addition, under the Note the Company agreed to at all times reserve three times the number of shares of common stock into which the Note is convertible. The Company is in compliance with the covenants as of March 31, 2023.

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

The conversion terms of the Note required the Company to bifurcate the conversion option from the host and classify the conversion option as a derivative liability under ASC 815. The value of the derivative liability at inception was $923,956. The Company recognized a gain of the change in fair value of the derivative liability related to the Note of $389,058 for the year ended March 31, 2023 (see Note 8). The Company recorded an amortization of original issue discount of $60,636 for the year ended March 31, 2023, and an amortization of debt discount due to the derivative liability of $336,151 for the year ended March 31, 2023. The Company recognized $56,010 in interest expense on this convertible note for the year ended March 31, 2023, $39,343 of which is accrued at March 31, 2023.

See Note 18, for the description of the Amendment to this Note on May 10, 2023.

Consulting Agreement

On December 20, 2022, the Company entered into a Consulting Agreement with an affiliate of the Purchaser described above (the “Consultant”), pursuant to which the Company agreed to issue shares 1,666,667 shares of common stock, subject to upward adjustment to the extent the closing price per share of the Company’s common stock is below $1.00 as of (i) the date a registration statement registering the resale by the Consultant of its shares of common stock is declared effective by the SEC (the “Effective Date”), and/or (ii) 90 days after the Effective Date. In such event, the number of shares will be increased to the quotient obtained by dividing $1,666,666.67 by the closing price of the common stock. The value of $1,666,667 was expensed as stock-based compensation under this agreement. The Company also agreed to indemnify the Consultant pursuant to indemnification provisions attached to the Consulting Agreement.

NOTE 8: DERIVATIVE LIABILITIES

The Company issued Units consisting of Series C preferred stock and Warrants in a PIPE financing (see Note 9) and a Note payable (see Note 7) in two transactions (“Derivative Instruments”). The Series C warrants as well as the conversion option on the Note payable contained characteristics that required the Company to classify them as derivative liabilities. The Derivative Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging.”

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

The Company determined the derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value. The Black-Scholes model requires six basic data inputs: the exercise or strike price, expected term, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each derivative instrument is estimated using the Black-Scholes valuation model. The following assumptions were used during the years ended March 31, 2023 and 2022:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Expected term	0.45 – 5.00 years	-
Expected volatility	113 - 197%	-
Expected dividend yield	-	-
Risk-free interest rate	3.60 – 4.94%	-
Exercise price	$0.70 - $1.00	-
Market price	$0.70 – $1.43	-

Derivative liabilities as of March 31, 2023 and March 31, 2022 are as follows.

	March 31, 2023	March 31, 2022
Fair value of Warrants issued in connection with Series C Preferred Stock (see Note 9)	$9,948,473	$-
Fair value of conversion option on convertible note payable (see Note 7)	534,898	-
	$10,483,371	$-

Activity related to the derivative liabilities for the year ended March 31, 2023 is as follows:

Beginning balance as of March 31, 2022	$-
Issuances of Series C Warrants – derivative liabilities	12,304,724
Bifurcation of conversion option on convertible note payable	923,956
Change in fair value of derivative liabilities	(2,745,309)
Ending balance as of March 31, 2023	$10,483,371

The change in fair value of the derivative liability for the years ended March 31, 2023 and 2022 were $(2,745,309) (gain) and $(2,954,109), respectively.

There were no derivative liabilities in the year ended March 31, 2022.

NOTE 9: STOCKHOLDERS’ EQUITY (DEFICIT)

On September 28, 2022, the Company increased its authorized capital to 505,000,000 shares consisting of 500,000,000 shares of common stock (from 200,000,000) and 5,000,000 shares of preferred stock. See Note 1.

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

On October 25, 2022, the Company filed a Certificate of Designation of the Rights, Preferences and Limitations of Series C Convertible Preferred Stock (the “Series C Certificate of Designation”) with the Nevada Secretary of State. The Series C Certificate of Designation provides for the issuance of up to 1,000 shares of Series C. See Note 1 under “Description of Business” and the below section in Note 9 “Series C Convertible Preferred Stock” for more details on the Series C.

From October 19, 2022 through March 31, 2023, the Company entered into a Securities Purchase Agreement (“SPA”) pursuant to which the Company sold 205.8726308 Units to accredited investors, with each Unit consisting of one share of Series C and five-year Warrants to purchase up to 200% of the shares of common stock issuable upon conversion of the Series C, at a purchase price of $25,000 per Unit for a total purchase price of $5,146,816 in the PIPE Offering. The net proceeds from the PIPE Offering, after offering expenses and related costs, have been and/or will be used for working capital and general corporate purposes including oil and gas drilling on the Company’s working interests in Louisiana and Mississippi. The shares of the Series C are expected to be converted upon the effective registration of the Registration Statement filed by the Company.

In December 2022, the Company issued 1,666,667 shares of common stock for services rendered as discussed in Note 7, and in January 2023, the Company issued 100,000 shares of common stock valued at $100,000 for services rendered.

Restricted Stock Units

From July 25, 2022 through August 15, 2022, the Company entered into advisor agreements with directors, management and consultants pursuant to which the Company agreed to issue a total of 17,450,000 restricted shares of common stock at prices ranging from $0.71 to $1.25 per share (combined value of $12,604,500). These issuances represented 11,950,000 shares that are service-based grants ($8,699,500 value) and 5,500,000 shares that are performance-based grants ($3,905,000 value). The performance criteria are based on the average number of gross barrels of oil produced per day (BOPD) ranging from 1,000 to 5,000 BOPD. The service-based grants vest through July 31, 2032. None of the 17,450,000 restricted shares of common stock have been issued by the transfer agent as of November 30, 2022, and on November 15, 2022, 25,000 of these service-based shares were cancelled as the employee terminated their employment prior to any issuance or vesting of those shares. None of the shares have vested. On December 1, 2022, the remaining 17,425,000 restricted stock grants were cancelled. The Company then entered into new RSU agreements on December 1, 2022 with these individuals, that represented 5,500,000 performance-based RSUs valued at $5,005,000, and 11,925,000 service-based RSUs valued at $10,851,750. The performance-based grants are based on the average number of gross barrels of oil produced per day (BOPD) ranging from 1,000 to 5,000 BOPD; and the service-based grants vest through November 30, 2032. The Company has expensed $2,942,673 in stock-based compensation through March 31, 2023 related to these grants. In addition, the Company has recognized $225,000 in stock-based compensation to non-employee directors for the year ended March 31, 2023. The Company has unrecognized stock-based compensation of $14,236,391 as of March 31, 2023 that will be expensed through November 30, 2032.

	RSUs	Weighted Average Grant Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2022	-	$-	-	$-
Granted	17,425,000	0.91	5.95	1,568,250
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2023	17,425,000	$0.91	5.95	$1,568,250
Vested at March 31, 2023	-	$-	-	$-

Series C Convertible Preferred Stock

The Company on October 25, 2022, filed the Series C Certificate of Designation. The Company provides for the issuance of up to 1,000 shares of Series C.

The Company evaluated ASC 480-10-25-14 and determined that the Series C is a financial instrument that embodies an unconditional obligation that the issuer must or may settle by issuing a variable number of its equity shares and shall be classified as a liability.

The Company evaluated ASC 480-10-55-22 and determined the Series C offering is considered a “share settled debt” and is measured at amortized cost and has been expensed immediately.

Details of the Series C:

Dividends: If declared by the Board of Directors.

Conversion: Upon the earlier to occur of (i) the effectiveness of a registration statement on Form S-1 registering the sale by the Holders of the shares of common stock into which such Series C is convertible and (ii) December 31, 2023 (“Conversion Date”).

Conversion Price: The lower of (i) $1.00 and (ii) an amount equal to 80% of the 30-day VWAP of the common stock as reported on the Principal Market as of the 10th Trading Day immediately preceding the Conversion Date as such price may be adjusted from time-to-time pursuant to the terms hereof, including, without limitation, Section 8 of the agreement.

Negative Covenants: Certain restrictions are imposed of more than 25% of the Series C is outstanding at any given point of time.

Anti-Dilution Clause: Present.

If, at any time while any share of Series C is outstanding, the Company shall issue any Common Stock, except for the Exempt Issuances, for a consideration per share or issues Common Stock Equivalents with an exercise, conversion or exchange price that is less than $0.80, then and thereafter successively upon each such issuance, the Conversion Price shall be reduced to such other lower price.

Fundamental Transaction Clause: Present, without the distribution of cash.

Voting Rights: Reserved on “as converted basis”.

The Company recognized amortization of the discount on the issuance of the Series C in the amount of $1,341,362 for the year ended March 31, 2023. The value of the Series C liability as of March 31, 2023 is $6,488,178.

Stock Options

The Company’s Board of Directors approved the adoption of the 2016 Stock-Based Compensation Plan (the “2016 Plan”) on May 12, 2016.

There have been no stock options granted since 2018.

As summary of option activity under the 2016 Plan as of March 31, 2023 and 2022 and changes during the periods then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at March 31, 2021	60,421	$5.20	6.77
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance outstanding at March 31, 2022	60,421	$5.20	5.77
Exercisable at March 31, 2022	60,421	$5.20	5.77

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at March 31, 2022	60,421	$5.20	5.77
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance outstanding at March 31, 2023	60,421	$5.20	4.77
Exercisable at March 31, 2023	60,421	$5.20	4.77

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

As discussed herein, the Company issued 10,293,632 Warrants in the Series C Offering. These Warrants have a five-year term and $1.00 exercise price.

The following table reflects Warrant activity:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2021	10,628	$16.625	1.45	$-
Granted	-	-	-	-
Exercised		-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2022	10,628	$16.625	0.45	$-
Exercisable at March 31, 2022	10,628	$16.625	0.45	$-

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2022	10,628	$16.625	0.45	$-
Granted	10,293,632	1.00	5.00	-
Exercised	-	-	-	-
Forfeited or expired	(10,628)	(16.625)	(0.45)	-
Outstanding at March 31, 2023	10,293,632	$1.00	4.59	$-
Exercisable at March 31, 2023	10,293,632	$1.00	4.59	$-

NOTE 10: LEASES

The Company has adopted ASU No. 2016-02, Leases (Topic 842) and as such accounted for our leases in terms of the right of use assets and offsetting lease liability obligations under this pronouncement. The Company had had only short-term leases up through this acquisition. The Company recorded these amounts at present value, in accordance with the standard, using discount rates ranging between 0% and 18.13%. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized straight line over the life of the expected lease term. For the expected term of the lease the Company used the initial terms ranging between 36 and 48 months. Upon the election by the Company to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for re-measurement.

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

The Company’s portfolio of leases contains operating and financing leases. As of March 31, 2023, the value of the unamortized lease right of use asset was $275,783 ($175,139 in financing leases and $100,644 in operating leases) (through maturity at November 2026). As of March 31, 2023, the Company’s lease liability was $255,524 ($145,288 in financing leases and $110,236 in operating leases) (through maturity at November 2026).

Maturity of lease liability for the operating leases for the period ended March 31,
2024	$108,853
2025	$2,159
Imputed interest	$(776)
Total lease liability	$110,236

Disclosed as:
Current portion	$108,117
Non-current portion	$2,119

Maturity of lease liability for the financing leases for the period ended March 31,
2024	$55,427
2025	$55,427
2026	$55,427
2027	$32,332
Imputed interest	$(53,325)
Total lease liability	$145,288

Disclosed as:
Current portion	$31,629
Non-current portion	$113,659

Amortization of the right of use asset for the period ended March 31,
2024	$138,444
2025	$48,355
2026	$53,661
2027	$35,323

Total	$275,783

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Year ended March 31, 2023	Year ended March 31, 2022

Operating lease expense	$144,488	$135,850

Financing lease expense
Depreciation of capitalized finance lease assets	14,564	-
Interest expense on finance lease liabilities	12,002	-
	$171,054	$135,850

NOTE 11: RELATED PARTY TRANSACTIONS

On September 1, 2022, the Company assigned 10% working interests in a well to two related parties that are controlled by officers of the Company (Sky3D, LLC and Atikin Investments LLC) pursuant to the vesting of various performance conditions in the employment contracts of Randy May and Jay Puchir. In addition, two entities related to directors are working interest owners in wells the Company operates. As of March 31, 2023 and 2022, the Company is owed $683,043 and $56,269, respectively from these entities for their portion of the production expenses over the revenues received. These amounts are monitored closely and fluctuate each month. In addition at March 31, 2023, the Company is owed $274,598 from another related party. Total related parties accounts receivable at March 31, 2023 is $957,641.

The May Family Foundation controls 15.61% of the outstanding common stock of the Company as of March 31, 2023. Additionally, Atikin, an entity which is controlled by Jay Puchir, our Chief Executive Officer, controls 6.76% of the outstanding common stock. Alisa Horgan, the daughter of Randy May, our new Executive Chairman, became a director and officer of the Company following the Holdings acquisition. Her husband Richard Horgan was the Company’s former Chief Executive Officer and director. Mr. May is the Chief Executive Officer of Ecoark. Each of Messrs. May, Horgan and Puchir disclaim beneficial ownership of the securities held by The May Family Foundation except to the extent of any pecuniary interest therein.

All amounts due to Ecoark were exchanged for the 1,200 shares of Series A and classified as a capital transaction with the adjustment to additional paid in capital as they were from a related party. The historical cost basis as of the date of the merger with White River Holdings that have been reclassified to additional paid in capital was $28,953,510 which were deemed to be permanently contributed by Ecoark effective with the issuance of the 1,200 Series A. The Series A shares are reflected in the Company’s historical financial statements in place of the equity instruments held by Ecoark on a historical cost basis. There was no impact on the consolidated statements of operations.

In connection with the Company’s acquisition of White River Holdings from Ecoark in July 2022, the Company granted Ault certain participation rights in its oil and gas exploration and drilling ventures (“Participation Rights”) identical to rights Ecoark had given Ault. Ault exercised these Participation Rights and will invest approximately $3.25 million per the agreement. Through March 31, 2023, Ault has repaid $635,000 of this receivable.

On March 22, 2023, our Board of Directors approved Ecoark Holding’s advancing payments to us of up to $3.25 million (the “Amounts”) with the objective of satisfying Ault Energy’s obligations payable to the Company from its exercise of the Participation Rights. Ecoark and Ault Energy have agreed that in lieu of repayment by Ault Energy, Ault Energy will permit Ecoark Holdings to redeem shares of Ecoark Holdings’ Series A Convertible Redeemable Preferred Stock (“Ecoark Series A”) held by Ault by dividing the Amounts by the stated value of such shares, or one share of Ecoark Series A for each $10,833.33 advanced to us. The redemption cannot occur until the Spin-Off and a related distribution of Wolf Energy Services Inc. occur which permits Ault to receive its full dividends. The effect of this transaction for the Company is that we begin collecting Amounts from Ecoark in satisfaction of Ault’s account payable to us related to the Participation Rights due. The transaction was approved by the independent directors of the Company and Ecoark with Mr. May and his daughter abstaining as White River Energy Corp directors, and Mr. May also abstained as an Ecoark Holdings director.

The Company from time to time will borrow amounts from related parties. During the year ended March 31, 2023 the Company borrowed $1,725,000 from related parties in non-interest bearing advances of which $542,750 was repaid. These are considered short-term advances.

NOTE 12: FAIR VALUE MEASUREMENTS

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

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the years ended March 31, 2023 and 2022. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

	Level 1	Level 2	Level 3
March 31, 2023
Derivative liabilities	$-	$-	$10,483,371

March 31, 2022
Derivative liabilities	$-	$-	$-

The table in Note 8 shows a reconciliation of the beginning and ending liabilities measured at fair value using significant unobservable inputs (Level 3) for the year ended March 31, 2023.

NOTE 13: COMMITMENTS

Participation Agreements

On July 27, 2022, the Company entered into a Participation Agreement with Ault Energy, LLC (“Ault Energy”) for drilling one well on the Company’s mineral lease in exchange for a 40% working interest and 28.8% net revenue interest in the Harry O’Neal 20-9 No. 1 well for $971,609.

On November 22, 2022, the Company entered into two Participation Agreements with the WR Fund, which is consolidated by the Company as the Company’s subsidiary is the general partner of the WR Fund as discussed in Note 1 under “Principles of Consolidation” whereby the parties agreed to the following: (i) under the first Agreement , the WR Fund agreed to pay the Company an initial amount of $1,408,000 for drilling one or more wells on the Company’s mineral lease located in Rankin County, Mississippi for (A) a 50% working interest and (B) a 32.5% net revenue interest in all such wells (the “Mississippi Agreement”); and (ii) under the second Agreement, the WR Fund agreed to pay the Company and initial amount of $1,567,632 for drilling one or more wells on the Company’s mineral lease located in Concordia Parish, Louisiana in exchange for (A) a 37.5% working interest and (B) a 27% net revenue interest in all such wells (the “Louisiana Agreement”). In addition, under the Louisiana Agreement, in the event the test well on the lease is determined to be economically viable, the WR Fund agreed to pay the Company an additional $595,972 in costs to complete and produce the test well, while the Mississippi Agreement requires an additional $992,963 in costs to complete and produce the test well.

On December 5, 2022, the Company entered into a Participation Agreement with Ault Energy for $1,567,632 for drilling one or more wells on the Company’s mineral lease located in Concordia Parish, Louisiana in exchange for (A) a 37.5% working interest and (B) a 27% net revenue interest in all such wells. In addition, in the event the test well on the lease is determined to be economically viable, Ault Energy agreed to pay the Company an additional $595,972.45 in costs to complete and produce the test well.

On December 30, 2022, the Company entered into a Participation Agreements with the WR Fund, whereby the parties agreed to the following: WR Fund agreed to pay the Company an initial amount of $267,520 for drilling a well located in Rankin County, Mississippi for a 9.5% working interest and a 6.18% net revenue interest in all such wells (the “Mississippi Agreement #2”). In the event the test well on the lease is determined to be economically viable, the WR Fund agreed to pay the Company an additional $188,663 in costs to complete and produce the test well.

In January 2023, the Company entered into five separate Participation Agreements with investors, pursuant to which the parties paid $300,000 for drilling one or more wells on the Company’s mineral lease located in Rankin County, Mississippi at a cost of $50,000 per unit to receive (A) a 1.0412490% working interest and (B) a 0.7809370% net revenue interest in such wells.

On March 22, 2023, the Company entered into a Participation Agreement with Ault for $960,385 for drilling on the Company’s mineral lease located in the Pisgah Oil Field in Rankin County, Mississippi in exchange for (A) a 20% working interest and (B) a 15% net revenue interest in such well.

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

White River Fund

The WR Fund which is consolidated by the Company as the Company’s subsidiary is the general partner of the WR Fund as discussed in Note 1 under “Principles of Consolidation” is a closed-end private fund where general partners and limited partners invest into the fund and the fund then purchases direct working interests in various oil and gas drilling projects of the Company. The Company has made the commitment to purchase all outstanding working interests from the WR Fund 42 months after the final closing of the offering or not later than March 31, 2027. The Company has formally committed to purchasing these working interests at a PV20 valuation by an independent firm. The PV20 valuation would be the present value of the remaining net cash flows from the WR Fund’s pro rata share of each oil well it has invested in during the term, discounted by 20%. The managing partner of the WR Fund, which is a wholly-owned subsidiary of the Company, shall receive a ten percent (10%) carried interest, payable starting after all investor partners have received a return of capital. The WR Fund invested in two drilling projects in the Company during the year ended March 31, 2023. The first drilling project, the Peabody AMI 12 No 18, hit oil in January 2023 and the second oil project, the Denmiss No 1 well is expected to be spudded in June 2023. The Company is still evaluating the economic viability of the Peabody AMI 12 No. 18 well.

Broker Dealer Acquisition

On January 23, 2023 the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with an entity (the “Seller”), which Seller is the sole member of another entity (the “Broker”), pursuant to which the Company agreed to purchase from the Seller all membership interests in the Broker in exchange for (i) payment of $70,000 in cash, (ii) prepaid expenses incurred or to be incurred by the Broker not to exceed $30,000, and (iii) up to $20,000 in transaction expenses incurred by the Seller in connection with the MIPA. In connection with the execution of the MIPA, the Company paid a $10,000 non-refundable deposit, which will be applied against the cash portion of the purchase consideration at closing. In February 2023, we filed a change of control application, referred to as a Continuing Membership Application or CMA, with FINRA in February 2023. In April 2023, we incurred a conflict with our proposed principal assigned as a control person of the broker-dealer post-acquisition and engaged new principals as control persons of the broker-dealer acquisition post-acquisition as well as engaged an outside advisory firm experienced in filing CMA applications. We spoke with FINRA in April 2023 and they approved the change in principals that we proposed. Upon re-filing the CMA application with the new principals, FINRA extended the CMA application start date to April 25, 2023 which provided the Company with 180 additional days to complete the acquisition.

The Company entered into the MIPA to acquire the Broker for the purpose of enabling the Company to create and sell interests in oil and gas funds to assist the Company in continuing its oil and gas exploration and drilling activities.

Employment Agreements and RSUs

The Company’s Board of Directors approved Executive Employment Agreements pursuant to which our executive officers are entitled to the following compensation and other rights:

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

(B) a 15% participation right in the funding and ownership interest in any drilling or participation by the Company or any subsidiary in the drilling by the Company or a third party of an oil and gas well other than the WR Fund (a “Participation Right”).

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

(B) a 10% Participation Right otherwise identical to Mr. May’s.

Alisa Horgan, our Chief Administrative Officer and a member of our Board of Directors and Mr. May’s daughter, is receiving an annual base salary of $180,000, and was granted 2,000,000 shares of restricted common stock (since cancelled on December 1, 2022 and was granted 2,000,000 RSUs) with the RSUs vesting annually over a 10-year period.

Mrs. Horgan’s husband, Richard Horgan, Senior Vice President of M&A and our former Chief Executive Officer, is receiving an annual base salary of $200,000, and was granted 2,000,000 shares of restricted common stock (since cancelled on December 1, 2022 and was granted 2,000,000 RSUs) with the RSUs vesting annually over a 10-year period.

Each of the above Agreements are also subject to the following severance provisions:

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

See Note 9 for applicable ASC 718 disclosures related to these grants.

Legal Matters

The Company is a party to two separate matters in the United States District Court, Western District of Louisiana (Alexandria Division) from December 30, 2021. The matters allege that the Company acted in bad faith, and the plaintiffs seek to recover all proceeds from the Company on the sale of production without deducting any costs. The two cases combined total $299,032 in estimated production. These cases are still in the early stages and Management has concluded that there is a remote possibility of the plaintiff securing a favorable outcome and has not accrued for these amounts. The Company maintains that their costs on the leases in question exceed the proceeds received from the sale of production.

The Company is the operator of leases that relate to a matter in the 7th Judicial District Court, Concordia Parish, Louisiana from September 2021. The Company received a verbal demand to plug wells that have no future utility in Concordia Parish to avoid being named in a lawsuit. In August 2022, the plaintiff filed the lawsuit which did not name the Company because it had performed certain work, including the plugging and abandonment of a well, removal of certain equipment and upgrades at one of its tank battery facilities on the property. Moreover, the Company executed a tolling agreement that suspended the statute of limitations, which has been amended twice and currently expires in October 2023.

NOTE 14: CONCENTRATIONS

Customer Concentration. Four and three customers accounted for more than 10% of the accounts receivable balance at March 31, 2023 and 2022 for a total of 97% and 66% of accounts receivable, of which two of the customers in 2023 have been reserved in the allowance for doubtful accounts, respectively. In addition, two and three customers represent approximately 91% and 95% of total revenues for the Company for the years ended March 31, 2023 and 2022, respectively.

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

NOTE 15: SECURED PROMISSORY NOTE

On September 2, 2022, the Company issued a $200,000 Secured Promissory Note (“Promissory Note”) to an unrelated third party. The term of the Promissory Note is one-year (September 2, 2023) and the Promissory Note bears interest at the rate of 12% per annum. Interest payments in the amount of $6,000 are to be paid quarterly on November 30, 2022, February 28, 2023, May 31, 2023 and August 31, 2023. The Promissory Note is secured by the full title and ownership of the current and future intellectual property and results associated with the Millbrook 3D Seismic project in Wilkinson County, MS which is currently being performed by ClearRock Geophysics LLC. The Company has recorded interest income of $8,000 on the Promissory Note for the year ended March 31, 2023. On December 30, 2022, the Company was repaid the $200,000 Promissory Note and the remaining accrued interest income receivable.

NOTE 16: DISCONTINUED OPERATIONS

In September 2022, the Company sold both Norr and Elysian. See Note 1 under “Description of Business” for more details on the sale of Norr and Elysian.

The Company accounted for these sales as a disposal of the business under ASC 205-20-50-1(a) on September 20, 2022 and September 21, 2022 respectively at which time a loss was recognized. As a result of the Merger with Holdings, the current assets of $68,360 at March 31, 2022 for the pre-combination reporting entity is not reflected on the condensed consolidated balance sheet.

The Company reclassified the following operations to discontinued operations for the years ended March 31, 2023 and 2022, respectively.

	2023	2022
Revenue	$212	$-
Operating expenses	86,060	-
Other (income) loss	-	-
Net loss from discontinued operations	$(85,848)	$-

The following represents the calculation of the loss on disposal of Norr at September 20, 2022:

Proceeds from sale	$3
Cash	(3,205)
Inventory	(40,901)
Loss on disposal of discontinued operations	$(44,103)

The following represents the calculation of the loss on disposal of Elysian at September 21, 2022:

Proceeds from sale	$1
Cash	(552)
Prepaid expenses	(100,000)
Loss on disposal of discontinued operations	$(100,551)

NOTE 17: INCOME TAXES

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the year ended March 31, 2023. The year ended March 31, 2023 is the initial tax return for the Company:

	2023	2022
Federal income taxes at statutory rate	21.00%	-%
State income taxes at statutory rate	1.41%	-%
Permanent differences	(9.52)%	-%
True-up impact	2.58%	-%
Change in valuation allowance	(15.47)%	-%
Totals	0.00%	0.00%

The following is a summary of the net deferred tax asset (liability) as of March 31, 2023 and 2022:

	As of	As of
	March 31, 2023	March 31, 2022
Deferred tax assets:
Net operating losses	$4,104,711	$-
Accrued expenses	26,531	-
Stock options	773,581	-
ROU Liability	60,262	-
Intangibles – Oil and Gas Properties	1,826,218	-
Asset Retirement Obligations	28,186	-
Bad debt	153,426
Consulting fees	416,643	-
Total deferred tax assets	7,389,558	-

Deferred tax liabilities:
ROU Assets	(65,039)	-
Depreciation	(657,304)	-

Total deferred tax liabilities	(722,343)	-
	6,667,215	-
Valuation allowance	(6,667,215)	-

Net deferred tax assets/liabilities	$-	$-

The federal net operating loss at March 31, 2023 is $17,404,912. There is also State net operating losses of $14,096,526 in Louisiana and $1,516,723 in Mississippi. After consideration of all the evidence, both positive and negative, Management has recorded a full valuation allowance at March 31, 2023, due to the uncertainty of realizing the deferred income tax assets. The federal and Louisiana net operating losses carry forward has an indefinite life due to the tax law change from 2017. Net operating losses in Mississippi expire on March 31, 2043.

The Company is subject to taxation in the US and various state jurisdictions. No income tax returns are currently under examination as the Company files its initial return for 2022. As of March 31, 2023, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes.

The Company recognizes interest and penalties, if any, for unrecognized tax benefits as part of income tax expense. For the year ended March 31, 2023, there were no interest and penalties recorded in income tax expense.

The provision (benefit) for income taxes for the year ended March 31, 2023 and 2022 is as follows:

Current	$-	$-
Deferred	-	-

Total	$-	$-

NOTE 18: SUBSEQUENT EVENTS

The following events occurred from April 1, 2023 up through the date of filing:

The Company raised additional proceeds in April 2023 of $1,141,000 from sales of Series C preferred stock under the same terms as the previous sales, as well as an additional $290,000 from the PIPE offering, for which the deposit has not been made yet.

On May 10, 2023, the Company entered into an amendment with the holder of the 10% Original Issue Discount Secured Convertible Note dated December 16, 2022 (see Note 7), and the designated counterparty under that certain Letter Agreement dated December 16, 2022 pursuant to which the Note and Consulting Agreement were amended as follows: (A) with respect to the Note, (i) the monthly redemption payment obligation was eliminated, (ii) the mandatory prepayment amount with respect to principal was increased from 120% to 127.5%, or $2,125,000, (iii) the mandatory default amount with respect to principal was increased from 125% to 132.5%, or $2,208,333.34; and (iv) the optional redemption amount with respect to principal was increased from 120% to 127.5%, or $2,125,000; and (B) with respect to the Consulting Agreement, an additional clause was added providing that the consultant shall receive on the date ending 180 days after the date a registration statement filed by the company registering the sale of the shares issuable thereunder is declared effective by the Securities and Exchange Commission, an additional number of shares of common stock if necessary such that the consultant shall have received a number of shares equal to $1,666,666.67 divided by the price per share of the common stock as of such date.

Between April 1, 2023 and June 1, 2023, the Company entered into employment agreements with three individuals. The agreements range between five years and ten years, with annual salaries ranging between $65,000 and $150,000. The Company granted a total of 1,150,000 RSUs to the three individuals that are all service-based grants that vest over five to ten years.

In June 2023, the Company issued 167,133 shares to its three non-employee directors that were earned through March 31, 2023.

The Company entered into five-year Employment Agreements effective May 2023 with Colin Cosgrove and Zackery Holley.

Mr. Cosgrove, as Chief Executive Officer of the WR Fund Manager, receives a monthly base salary of $85,000 which for the first two years operates as a draw against commissions. This means that if commissions for a given month are less than the draw, Mr. Cosgrove receives no commissions; if the commissions are higher than the draw in a given month, Mr. Cosgrove will receive the difference within five business days. After the first two years he will receive both his monthly base salary and monthly commissions, regardless of whether the commissions are more or less than the salary. The commissions will be 10% of capital raised by the WR Fund and will be paid by the Company’s broker-dealer subsidiary if it receives FINRA approval. Mr. Cosgrove has the power to allocate the 10% between himself, Mr. Holley and any other persons associated with the broker-dealer. Because it is possible FINRA will not approve the broker-dealer acquisition, and the commissions by a registered broker-dealer, there is a risk that Mr. Cosgrove may not be paid the commissions.

Mr. Holley, as Executive Vice President of the WR Fund Manager, receives a monthly base salary of $65,000 which for the first two years operates as a draw against commissions. This means that if commissions for a given month are less than the draw, Mr. Holley receives no commissions; if the commissions are higher than the draw in a given month, Mr. Holley will receive the difference within five business days. After the first two years he will receive both his monthly base salary and monthly commissions, regardless of whether the commissions are more or less than the salary. The commissions will be 10% of capital raised by the WR Fund (or any entities they raise money for) and will be paid by the Company’s broker-dealer subsidiary if it receives FINRA approval. Mr. Holley has the power to allocate the 10% between himself, Mr. Holley and any other persons associated with the broker-dealer. Because it is possible FINRA will not approve the broker-dealer acquisition, and the commissions by a registered broker-dealer, there is a risk that Mr. Holley may not be paid the commissions.

Each of Messrs. Cosgrove and Holley are eligible for quarterly bonuses as determined by Mr. Puchir with the approval of Mr. May. Each of Messrs. Cosgrove and Holley received a grant of 2,500,000 RSUs with 850,000 vested, 200,000 vesting each May for four years and the balance of 850,000 RSUs vesting on May 2028, subject in all cases to continued employment on each applicable vesting date. Messrs. Cosgrove and Holly each have 10% participation rights in future wells drilled by the Company except for the Fund, which rights apply to future investment partnerships the Company sponsors.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following supplemental unaudited information regarding the Company’s oil and gas activities is presented pursuant to the disclosure requirements of ASC 932. All of the Company’s activities are in the United States.

Results of Operations from Oil and Gas Producing Activities	March 31, 2023	March 31, 2022

Oil and gas revenues	$1,103,975	$5,046,559
Lease operating costs	(770,133)	(1,412,093)
Depletion, accretion and impairment	(5,987,722)	(4,949,830)
Result of oil and gas producing activities before income taxes	(5,653,880)	(1,315,364)
Provision for income taxes	-	-
	$(5,653,880)	$(1,315,364)

Capitalized Costs Incurred in Oil and Gas Producing Activities	March 31, 2023	March 31, 2022

Leasehold costs
Proved	$6,496,427	$5,520,542
Unevaluated wells in progress	3,244,653	4,936,352
Less accumulated depletion and impairment	(5,211,250)	(3,225,527)
Net capitalized costs	$4,529,830	$7,231,367

Costs Incurred in Oil and Gas Producing Activities	March 31, 2023	March 31, 2022

Acquisition of properties
Proved	$-	$-
Unproved	$-	$303,500
Development costs	$-	$114,424
Exploration costs	$3,244,653	$-

Reserve Quantity Information

The supplemental unaudited presentation of proved reserve quantities and related standardized measure of discounted future net cash flows provides estimates only and does not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, significant changes to these estimates can be expected as future information becomes available.

The Company’s proved oil and gas reserves have been estimated by the certified independent engineering firm, Ryder Scott Company, LP. Proved reserves are the estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods when the estimates were made. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and gas properties; and changes in economic factors. As of March 31, 2023, our total reserves were comprised of our working interest in our wells in Louisiana and Mississippi.

Estimated Quantities of Proved Reserves (Bbl)

Estimated Quantities of Net Proved Reserves	March 31, 2023	March 31, 2022

Net Proved Developed, Producing	35,597	169,688
Net Proved Developed, Non-Producing	-	-
Total Net Proved Developed	35,597	169,688
Net Proved Undeveloped	-	-
Total Net Proved	35,597	169,688

Estimated Quantities of Net Proved Reserves – Proved Developed, Producing	March 31, 2023	March 31, 2022

Beginning of the year	169,688	462,914
Revisions of previous estimates	2,729	(21,570)
Improved recovery	-	-
Purchases of minerals in place	-	-
Extensions and discoveries	-	-
Production	(12,430)	(61,039)
Sales of minerals in place	(124,390)	(210,617)
End of year	35,597	169,688

Petroleum and Natural Gas Reserves

Reserves are estimated remaining quantities of oil and natural gas and related substances, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known resources, and under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with provisions of ASC 932, “Extractive Activities – Oil and Gas.” Future cash inflows as March 31, 2023 and 2022 were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the twelve month period prior to March 31, 2023 and 2022 to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions. The standardized measure includes costs for future dismantlement, abandonment and rehabilitation obligations.

Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved. Future income tax expenses give effect to permanent differences, tax credits and loss carry forwards relating to the proved oil and natural gas reserves. Future net cash flows are discounted at a rate of ten percent annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value of the Company’s oil and natural gas properties.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended March 31, 2023 and 2022 are as follows:

Standardized Measure of Discounted Future Net Cash Flow	March 31, 2023	March 31, 2022

Future gross revenue	$3,312,874	$12,801,590
Less: Future production tax expense	(73,602)	(602,982)
Future gross revenue after production taxes	3,239,272	12,198,608
Less: Future operating costs	(1,407,661)	(4,156,412)
Less: Ad Valorem Taxes	-	(167,657)
Less: Development costs	(136,144)	(565,085)
Future net income (loss) before taxes	1,695,467	7,309,454
Less: Future income tax expense(1)	-	-
10% annual discount for estimated timing of cash flows	(410,290)	(2,460,231)
Discounted future net cash flows	$1,285,177	$4,849,223

(1)	The Company has sufficient tax deductions and allowances related to proved oil and gas reserves to offset future net revenues.

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves for the years ended March 31, 2023 and 2022 are as follows:

Change in Standardized Measure of Discounted Future Net Cash Flow	March 31, 2023	March 31, 2022

Balance - beginning	$4,849,223	$5,701,791
Net changes in prices and production costs	687,994	4,156,823
Net changes in future development costs	15,572	(118,770)
Sales of oil and gas produced, net	(801,580)	(363,095)
Extensions, discoveries and improved recovery	-	-
Purchases of reserves	-	-
Sales of reserves	(3,165,059)	(4,374,378)
Revisions of previous quantity estimates	(300,973)	(153,148)
Previously estimated development costs incurred	-	-
Net change income taxes	-	-
Accretion of discount	-	-
Balance - ending	$1,285,177	$4,849,223

In accordance with SEC requirements, the pricing used in the Company’s standardized measure of future net revenues in based on the twelve-month unweighted arithmetic average of the first day of the month price for the period April through March for each period presented and adjusted by lease for transportation fees and regional price differentials. The use of SEC pricing rules may not be indicative of actual prices realized by the Company in the future.

Reconciliation of PV-10 to the Standardized Measure

The Company does not expect to be taxable or pay cash income taxes based on its available net operating loss (“NOL”) carryforwards and additional net tax assets generated in the development of its reserves. As such, the standardized measure does not include an income tax provision thus the PV-10 amount is the same as the standardized measure.

PV-10 is the estimated present value of the future net revenues from our estimated proved natural gas and oil reserves before income taxes discounted using a 10% discount rate. PV-10 is considered a non-GAAP financial measure under SEC regulations because it does not include the effects of future income taxes, as is required in computing the standardized measure of discounted future net cash flows. We believe that PV-10 is an important measure that can be used to evaluate the relative significance of our oil and gas properties and that PV-10 is widely used by securities analysts and investors when evaluating oil and gas companies. Because many factors that are unique to each individual company impact the amount of future income taxes to be paid, the use of a pre-tax measure provides greater comparability of assets when evaluating companies. We believe that most other companies in the oil and gas industry calculate PV-10 on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation as of the end of the period covered by this Report, Mr. Jay Puchir, who is presently serving as our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions due to only having one individual serving as its principal executive, financial and accounting officer and no other internal financial or accounting personnel.
●	Lack of formal review procedures including multiple level of review over accounting financial reporting process due to the small size of its accounting staff.
●	The Company does not have sufficient written documentation of our internal control policies and procedures.
●	The Company’s financial reporting is carried out with the assistance of an outside financial consultant.

We plan to rectify these weaknesses by implementing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we have sufficient financial and human capital resources to do so.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below sets forth certain information concerning our executive officers and directors, including their names, ages, and positions with us. Our executive officers are chosen by our Board and hold their respective offices until their resignation or earlier removal by the Board.

Our Bylaws, as amended, provide for a classified Board, with the Board divided into four classes, with each class consisting as nearly as possible of one fourth of the number of directors constituting the full Board. Subject to the rights of holders of any series of preferred stock, each director shall serve for a term ending on the fourth annual meeting of stockholders following the annual meeting at which such director was elected. The initial terms of each class of directors are as follows: (i) Class A shall serve for a term expiring at the Company’s first annual stockholder’s meeting after the effectiveness of the Bylaws (August 15, 2022), (ii) Class B shall serve for a term expiring at the second stockholder’s meeting after August 15, 2023, (iii) Class C shall serve for a term expiring at the third stockholder’s meeting after August 15, 2024, and (iv) Class D shall serve for a term expiring at the third stockholder’s meeting after August 15, 2025.

Name	Age	Position	Board Class
Jay Puchir	47	Chief Executive Officer and Principal Financial Officer	N/A
Randy May	59	Executive Chairman	Class D
Danny Hames	64	Director	Class C
James Cahill	65	Director	Class B
Greg Landis	61	Director	Class A
Alisa Horgan	30	Director	Class D

The following information pertains to the members of our Board and executive officers, their principal occupations and other public company directorships for at least the last five years and information regarding their specific experiences, qualifications, attributes and skills:

Jay Puchir. Mr. Puchir has served as the Chief Executive Officer and Principal Financial Officer of the Company since July 2022. He has served as Chief Financial Officer of Ecoark since April 12, 2022 and Treasurer of Ecoark since October 22, 2020. Mr. Puchir has served as co-fund manager of White River Private Capital Management LLC since November 2022. Mr. Puchir also served as the Chief Executive Officer and President of Banner Midstream Corp., a former Ecoark subsidiary, from its formation in April 2018 to September 2022. He previously was Chief Financial Officer of Agora Digital Holdings, Inc., a majority owned subsidiary of Ecoark, from September 2021 to April 2022. Mr. Puchir served in various roles with Ecoark as an executive at the Company including Director of Finance from December 2016 to March 2017, Chief Executive Officer from March 2017 to October 2017, Chief Financial Officer from October 2017 to May 2018 and Chief Accounting Officer from March 2020 to October 2020. He served as Chief Executive Officer of Banner Energy Services Corp. from November 2019 to August 2020 and as Chairman from February 2020 to August 2020. Mr. Puchir is a licensed Certified Public Accountant in the State of South Carolina.

Randy S. May. Mr. May has served as Executive Chairman since July 2022. He has served as Chairman of the Ecoark Board since April 11, 2016 and served as Chief Executive Officer of Ecoark from April 13, 2016 through March 28, 2017, and then again from September 21, 2017, to the present. Mr. May has also served as the Executive Chairman of the Board of Directors of Agora, an approximately 89% owned subsidiary of the Company, since September 2021. Mr. May is a 25-year retail and supply-chain veteran with experience in marketing, operational and executive roles. Prior to joining the Company, Mr. May held a number of roles with WalMart Stores, Inc. (“Walmart”). From 1998 to 2004, Mr. May served as Divisional Manager for half the United States for one of Walmart’s specialty divisions, where he was responsible for all aspects of strategic planning, finance, and operations for more than 1,800 stores. Mr. May’s qualifications and background that qualify him to serve on the Board include his strong managerial and leadership experience, his extensive knowledge of strategic planning, finance and operations, as well his ability to guide the Company.

Danny Hames. Mr. Hames has served as a director of the Company since July 2022. He also served as President and Chief Executive Officer of SemahTronix, LLC, a wiring harness assembly business, from April 2017 to September 2021 when he retired.

James Cahill. Mr. Cahill has served as a director of the Company since July 2022. Since September 2002, Mr. Cahill has been a restaurant owner and manager for various restaurants in New York.

Greg Landis. Mr. Landis has served as a director of the Company since July 2022. Since 2011, Mr. Landis has served as the President of Landis & Associates PLLC.

Alisa Horgan. Ms. Horgan has served as a director of the Company since July 2022 and as Chief Administrative Officer since December 2, 2022. From May 2018 through July 2022, Ms. Horgan was a real estate broker. From July 2017 through May 2018, Ms. Horgan served as the President of Vetritionals.

Corporate Governance

Appointment of Officers

Each executive officer serves at the discretion of our Board and holds office until his successor is duly elected and qualified or until his earlier resignation or removal.

Code of Business Conduct and Ethics

We have not adopted a code of business conduct and ethics, however we plan to adopt such a code, that will apply to all of our employees, officers and directors, prior to or upon to effectiveness of the Registration Statement. Upon the adoption of the code of business conduct and ethics, the full text of our code will be posted on our website. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website or in filings under the Exchange Act.

Board of Directors

Our business and affairs are managed under the direction of our Board. We currently have five directors.

Director Independence

Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that Danny Hames, Greg Landis and James Cahill do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the Nasdaq listing standards. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described above.

Family Relationships

Alisa Horgan, a director of the Company, is the daughter of Randy S. May, Executive Chairman and a director, and wife of Richard Horgan, current Vice President of M&A, former Chief Executive Officer and former director.

Committees of the Board of Directors

Our Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition and responsibilities of each of the committees of our Board is described below. Members will serve on these committees until their resignation or until as otherwise determined by our Board. Our Board may establish other committees as it deems necessary or appropriate from time-to-time.

Audit Committee

Our Audit Committee is comprised of Danny Hames, Greg Landis and James Cahill. Greg Landis is the Chairman of our Audit Committee and meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. In addition, our Board has determined that Mr. Landis is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated under the Securities Act. This designation does not impose on him any duties, obligations, or liabilities that are greater than are generally imposed on members of our audit and compliance committee and our Board. Each member of our Audit Committee is financially literate. Our Audit Committee is directly responsible for, among other things:

●	selecting a firm to serve as the independent registered public accounting firm to audit our consolidated financial statements;

●	ensuring the independence of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and that firm, our interim and year-end operating results;

●	establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;

●	considering the adequacy of our internal controls and internal audit function;

●	inquiring about significant risks, reviewing our policies for risk assessment and risk management, including cybersecurity risks, and assessing the steps management has taken to control these risks;

●	reviewing and overseeing our policies related to compliance risks;

●	reviewing related party transactions that are material or otherwise implicate disclosure requirements; and

●	approving or, as permitted, pre-approving all audit and non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

Our Compensation Committee is comprised of Danny Hames, Greg Landis and James Cahill. James Cahill is the Chairman of our Compensation Committee. The composition of our compensation committee meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Each member of this Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. Our Compensation Committee is responsible for, among other things:

●	reviewing and approving, or recommending that our Board approve, the compensation and the terms of any compensatory agreements of our executive officers;

●	reviewing and recommending to our Board the compensation of our directors;

●	administering our stock and equity incentive plans;

●	reviewing and approving, or making recommendations to our Board with respect to, incentive compensation and equity plans; and

●	establishing our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of Danny Hames, Greg Landis and James Cahill. Danny Hames is the Chairman of our Nominating and Corporate Governance Committee. The composition of our Nominating and Corporate Governance Committee meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Our Nominating and Corporate Governance Committee is responsible for, among other things:

●	identifying and recommending candidates for membership on our Board;

●	recommending directors to serve on Board committees;

●	reviewing and recommending our corporate governance guidelines and policies;

●	reviewing succession plans for senior management positions, including the Chief Executive Officer;

●	reviewing proposed waivers of the Code of Business Conduct and Ethics for directors, executive officers, and employees (with waivers for directors or executive officers to be approved by the Board);

●	evaluating, and overseeing the process of evaluating, the performance of our Board and individual directors; and

●	advising our Board on corporate governance matters.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation paid, earned or accrued during FY 2023 and FY 2022 with respect to: (i) all individuals who served as the Company’s principal executive officer during FY 2023; (ii) the Company’s two most highly compensated executive officers other than the principal executive officer who were serving as an executive officer of the Company as of March 31, 2023 and whose compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided under (ii) above but for the fact that the individual was not serving as an executive officer of the Company at March 31, 2023 and whose compensation exceeded $100,000 (the “Named Executive Officers”). In FY 2022, White River Holdings did not compensate Messrs. Puchir and May directly.

Name and Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)

Jay Puchir (2)	2023	224,847	346,306	232,764	803,917
Chief Executive Officer	2022	—	—	—	—

Randy May (3)	2023	246,235	346,306	232,764	825,305
Executive Chairman	2022	—	—	—	—

Richard Horgan (4)	2023	61,290	177,691	—	238,981
Vice President of M&A; Former Chief Executive Officer	2022	73,500	—	—	—

(1)	Represents the fair market value of RSUs granted in December 2022, calculated in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 718 and SEC rules. Pursuant to SEC rules, the amounts shown disregard the impact of potential forfeitures related to service-based vesting conditions. Does not reflect the shares of restricted stock which were issued and subsequently exchanged for RSUs on December 1, 2022.
(2)	Mr. Puchir was appointed as the Company’s Chief Executive Officer effective July 26, 2022 in connection with our acquisition of White River Holdings. Included in All Other Compensation is the value of the vested ORRI related to wells either owned or operated by the Company pursuant to the Employment Agreement.
(3)	Mr. May was appointed as the Company’s Executive Chairman effective July 26, 2022 in connection with our acquisition of White River Holdings. All Other Compensation includes Included in All Other Compensation is the value of the vested ORRI related to wells either owned or operated by the Company pursuant to the Employment Agreement.
(4)	Mr. Horgan is our former Chief Executive Officer. He resigned from that role on July 26, 2022, at which time he was also appointed our Vice President of M&A.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unvested RSUs that were granted to Named Executive Officers under an equity incentive plan and were outstanding as of March 31, 2023.

Name and Position	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (1) (3)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (2)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested (2) (3)
Jay Puchir	2,500,000	$2,500,000	2,500,000	$2,500,000

Randy May	2,500,000	$2,500,000	2,500,000	$2,500,000

Richard Horgan	2,000,000	$2,000,000	-	-

(1) Represents unvested RSUs granted under the Company’s 2022 Equity Incentive Plan which is described under “Equity Compensation Plan Information” below. With respect to each of Messrs. Puchir and May, the RSUs reflected in the column vest in five equal annual increments over a five-year period with the first vesting date on December 1, 2023. With respect to Mr. Horgan, the RSUs vest in 10 equal annual increments over a 10-year period, with the first vesting date on December 1, 2023. The Executive Employment Agreements are described in more detail under “Agreements with Executive Officers” and key employees below.

(2) For each recipient, represents unvested RSUs granted under the Company’s 2022 Equity Incentive Plan, which are subject to the following performance-based vesting conditions: (A) 500,000 shares shall vest as soon as the Company reports an average of at least 1,000 gross barrels of oil production per day (“BOPD”) in a completed quarter via a Form 10-Q or 10-K report; (B) 500,000 shares shall vest as soon as the Company reports an average of at least 2,000 BOPD in a completed quarter via a Form 10-Q or 10-K report; (C) 500,000 shares shall vest as soon as the Company reports an average of at least 3,000 BOPD in a completed quarter via a Form 10-Q or 10-K report; (D) 500,000 shares shall vest as soon as the Company reports an average of at least 4,000 BOPD in a completed quarter via a Form 10-Q or 10-K report; (E) 500,000 shares shall vest as soon as the Company reports an average of at least 5,000 BOPD in a completed quarter via a Form 10-Q or 10-K report.

(3) The market value of the unvested RSUs is calculated by multiplying the number of shares of common stock underlying the RSUs by $1.00, which was the closing market price of our common stock on March 31, 2023.

Agreements with Executive Officers and Key Employees

The Company’s Board approved five-year Executive Employment Agreements (the “Agreements”) pursuant to which our executive officers are entitled to the following compensation and other rights. These executive officers received grants of restricted stock in July 2022 which were cancelled and replaced on December 2, 2022 by RSUs with identical economic terms: For clarity, we only refer to the RSUs.

Randy May, our Executive Chairman, is receiving an annual base salary of $400,000, and was granted 5,000,000 RSUs with half of the RSUs vesting annually over a five-year period and the remainder vesting based on performance metrics set forth in the Agreement. Under his Agreement, Mr. May was also granted the following rights related to the Company’s oil and gas operations:

(A) an ORRI to be held in perpetuity from either the Company or its subsidiaries equal to 5% in any and all successfully drilled and completed oil and/or gas wells during the term of his employment.

(B) a 15% participation right in the funding and ownership interest in any drilling or participation by the Company or any subsidiary in the drilling by the Company or a third party of an oil and gas well other than the Fund (a “Participation Right”).

Jay Puchir, our Chief Executive Officer, is receiving an annual base salary of $350,000 and was granted 5,000,000 shares of RSUs with half of the RSUs vesting annually over a five-year period and the remainder vesting based on performance metrics set forth in the Agreement. Under his Agreement, Mr. Puchir was also granted the following rights related to the Company’s oil and gas operations:

(A) a 5% ORRI during the term of his employment.

(B) a 10% Participation Right otherwise identical to Mr. May’s.

Alisa Horgan, our Chief Administrative Officer and a member of our Board and Mr. May’s daughter, is receiving an annual base salary of $180,000, and was granted 2,000,000 shares of RSUs with the RSUs vesting annually over a 10-year period.

Her husband, Richard Horgan, Senior Vice President of M&A and our former Chief Executive Officer, is receiving an annual base salary of $200,000, and was granted 2,000,000 shares of RSUs with the RSUs vesting annually over a 10-year period.

Colin Cosgrove and Zackery Holley, our new securities sales executives, each entered into five-year Agreements with the Company effective May 2023.

Mr. Cosgrove, as Chief Executive Officer of the Manager, receives a monthly base salary of $85,000 which for the first two years operates as a draw against commissions. This means that if commissions for a given month are less than the draw, Mr. Cosgrove receives no commissions; if the commissions are higher than the draw in a given month, Mr. Cosgrove will receive the difference within five business days. After the first two years he will receive both his monthly base salary and monthly commissions, regardless of whether the commissions are more or less than the salary. The commissions will be 10% of capital raised by the Fund and will be paid by the Company’s broker-dealer subsidiary if it receives FINRA approval. Mr. Cosgrove has the power to allocate the 10% between himself and any other persons associated with the broker-dealer. Because it is possible either FINRA will not approve the broker-dealer acquisition, or an external broker-dealer will not agree to manage Mr. Cosgrove while the broker-dealer acquisition is pending, and the commissions earned by a registered broker-dealer, there is a risk that Mr. Cosgrove may not be paid the commissions. See the Risk Factor at page 34 of this Report.

Mr. Holley, as Executive Vice President of the Manager, receives a monthly base salary of $65,000 which for the first two years operates as a draw against commissions. This means that if commissions for a given month are less than the draw, Mr. Holley receives no commissions; if the commissions are higher than the draw in a given month, Mr. Holley will receive the difference within five business days. After the first two years he will receive both his monthly base salary and monthly commissions, regardless of whether the commissions are more or less than the salary. The commissions will be 10% of capital raised by the Fund (or any entities they raise money for) and will be paid by the Company’s broker-dealer subsidiary if it receives FINRA approval. Mr. Holley has the power to allocate the 10% between himself and any other persons associated with the broker-dealer. Because it is possible FINRA will not approve the broker-dealer acquisition, and the commissions by a registered broker-dealer, there is a risk that Mr. Holley may not be paid the commissions. See the Risk Factor at page 34 of this Report.

Each of Messrs. Cosgrove and Holley are eligible for quarterly bonuses as determined by Mr. Puchir with the approval of Mr. May. Each of Messrs. Cosgrove and Holley received a grant of 2,500,000 RSUs with 850,000 vested, 200,000 vesting each May for four years and the balance of 850,000 RSUs vesting in May 2028, subject in all cases to continued employment on each applicable vesting date. Messrs. Cosgrove and Holly each have 10% participation rights in future wells drilled by the Company except for the Fund, which rights apply to future investment partnerships the Company sponsors.

Due to certain drafting ambiguities which may impede the success of their capital raising abilities, the Company is seeking to amend certain portions of Messrs. Cosgrove and Holley’s Agreements. While we believe we will reach an agreement with each to resolve the ambiguities and drafting errors, we cannot assure you we will be successful. See “Item 1A. Risk Factors.”

Each of the above Agreements are also subject to the following severance provisions:

In the event of termination by the Company without “cause” or resignation by the officer for “good reason,” each person is entitled to receive 2.99 years’ base salary, immediate vesting of unvested equity awards and continued benefits for six months.

In case of termination or adverse change in title upon a change of control, each person is entitled to receive 2.99 years’ base salary, immediate vesting of unvested equity awards, continued benefits for 18 months and 100% of the existing target bonus, if any, for that fiscal year when the change of control occurs. In such event, Messrs. Cosgrove and Holley are also entitled to earned commissions under their Agreements.

Generally, “change of control” is defined in the Agreements to include a transfer of 50% of the voting securities or interests of the Company or a key subsidiary (as defined in the Internal Revenue Code and Treasury Regulations thereunder), including through a merger or asset purchase, a change in the majority of the Board in a two-year period, or a liquidation or dissolution by the Company. The definition of change of control is subject to certain exceptions and limitations as more particularly set forth in the Agreements.

Generally, “good reason” is defined as a material diminution in the person’s authority, duties or responsibilities due to no fault of his or her own (unless he or she has agreed to such diminution); any other action or inaction that constitutes a material breach by the Company under the Agreement; or a relocation of the principal place of employment to a location outside the location specified in the Agreements.

Generally, “cause” is defined as a felony conviction or plea related to the business of the Company; gross negligence or intentional misconduct in carrying our his or her duties resulting in material harm to the Company; misappropriation of Company funds or otherwise defrauding the Company; breach of fiduciary duty to the Company; material breach of any agreement with the Company without timely cure; breach of certain restrictive covenants set forth in the Agreement; a federal injunction enjoining the person from violating federal securities laws; a cease and desist order or other order issued by the SEC; refusal to carry out a resolution adopted by the Company’s Board after a reasonable opportunity to dispute such resolution; or alcohol or drug abuse in a manner that interferes with the successful performance of his or her duties.

Further, upon the person’s death or disability, as defined, during the person’s term of employment, the person’s estate or the person, as applicable, becomes entitled to, among other things, a $500,000 lump-sum payment and full vesting of all outstanding equity grants made to the person. However, for Messrs. Cosgrove and Holley, the lump sum amount is $100,000 rather than $500,000.

In the event a person’s employment is terminated at the end of the term upon the notice of non-renewal and the person remains employed until the end of the term, the person will be entitled to receive six months’ base salary and continued benefits for six months and all equity awards will vest.

Under the terms of the Agreements, the executive officers are subject to non-competition and non-solicitation covenants during the term of their employment and during one year following termination of employment with the Company. The Agreements also contain customary confidentiality and non-disparagement covenants.

Director Compensation

Our employees do not receive compensation for serving as members of our Board. Our non-employee directors receive compensation for their service as directors and members of committees of the Board, consisting of cash and equity awards, as more particularly described below under “Narrative Description of Director Compensation.” The following table sets forth the compensation paid, accrued or earned with respect to each non-employee director in FY 2023.

Name and Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Danny Hames	37,500	75,000	112,500

James Cahill	37,500	75,000	112,500

Greg Landis	37,500	75,000	112,500

(1) For each director, represents the grant date fair value calculated in accordance with FASB ASC Topic 718.

Narrative Description of Director Compensation

The Company agreed to the following compensation for each non-employee director:

(A) an annual grant of $100,000 in RSUs which will vest on the final business day of each quarter equal to one-fourth of the total stipend, or $25,000 per quarter, with the number of shares to be determined based on the volume weighted average price of the Company’s common stock as of each quarterly vesting and delivery of the underlying shares scheduled 10 days following each vesting (subject to the recipient’s ability to elect to defer such delivery).

(B) an annual cash fee of $50,000 which will vest on the final business day of each quarter equal to one-fourth of the total fee, or $12,500 per quarter (the “Cash Fees”).

The director compensation set forth above is subject to upward adjustment upon the successful uplisting of the Company’s common stock to a national securities exchange, whereupon the RSU grant will be increased to $200,000 per year and the Cash Fees will be increased to $100,000 per year. The existing directors also initially received restricted stock grants which were cancelled on December 1, 2022 in exchange for RSU grants.

Equity Compensation Plan Information

On December 2, 2022 the Board approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan enables the Company to provide stock-based incentives that align the interests of employees, consultants and directors with those of the stockholders of the Company by motivating these persons to achieve long-term results and rewarding them for their achievements; to attract and retain the types of employees, consultants and directors who will contribute to the Company’s long-range success; and to promote the success of the Company’s business.

The following chart reflects the number of securities granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of March 31, 2023.

Name Of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)(2)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	17,425,000	-	7,575,000
Total	17,425,000		7,575,000

(1) Represents RSUs issued under the 2022 Plan. Does not include 5,000,000 RSUs issued to two key executives who were hired to raise money for the Fund and future investment partnerships.

(2) As of the filing of this Report, 1,257,866 shares are available for future grant.

Material Terms of the 2022 Equity Incentive Plan

The following is a summary of the material terms of the 2022 Plan, which is qualified in its entirety by the full text of the 2022 Plan, a copy of which is filed as Exhibit 10.5 to this Report.

Duration of the 2022 Plan

The 2022 Plan became effective upon approval by the Board and will remain in effect until December 2, 2032, unless terminated earlier by the Board.

Plan Administration

The 2022 Plan is administered by the Compensation Committee of the Board (the “Committee”) or, in the Board’s sole discretion, by the Board. The Committee will have the authority to, among other things, interpret the 2022 Plan, determine who will be granted awards under the 2022 Plan, determine the terms and conditions of each award, and take action as it determines to be necessary or advisable for the administration of the 2022 Plan.

Eligibility

The Committee may grant awards to any employee, consultant or director of the Company and its affiliates. However, only employees are eligible to receive Incentive Stock Options (“ISOs”) as defined by the Internal Revenue Code. If we do not obtain stockholder approval of the 2022 Plan by December 2, 2023, we will not be able to issue ISOs under the 2022 Plan.

Shares Available for Awards; Limits on Awards

The 2022 Plan authorizes the issuance of up to 25,000,000 shares of the Company’s common stock. If any outstanding award expires or is cancelled, forfeited, or terminated without issuance of the full number of shares of common stock to which the award related, then the shares subject to such award will again become available for future grant under the 2022 Plan.

Types of Awards That May Be Granted

Subject to the limits in the 2022 Plan, the Committee has the authority to set the size and type of award and any vesting or performance conditions. The types of awards that may be granted under the 2022 Plan are: stock options (including both ISOs and non-qualified stock options), restricted stock, RSUs, and Stock Appreciation Rights (“SARs”).

Stock Options

A stock option is the right to purchase shares of common stock at a future date at a specified price per share called the exercise price. An option may be either an ISO (if approved by our stockholders) or a non-qualified stock option. Except in the case of options granted pursuant to an assumption or substitution for another option, the exercise price of a stock option may not be less than the fair market value (or in the case of an ISO granted to a 10% stockholder, 110% of the fair market value) of a share of common stock on the grant date.

Stock Appreciation Rights

A SAR is the right to receive payment of an amount of cash or shares of common stock having a value equal to the excess of the fair market value of a share of common stock on the date of exercise of the SAR over the exercise price. The exercise price of a SAR may not be less than the fair market value of a share of common stock on the grant date. SARs may be granted alone or in tandem with an option granted under the 2022 Plan. SARs may be settled in cash or in common stock at the discretion of the Committee.

Restricted Stock

A restricted stock award is an award of actual shares of common stock which is subject to certain restrictions on sale for a period of time determined by the Committee. Restricted stock may be held by the Company or in escrow or delivered to the participant pending the release of the restrictions. Participants who receive restricted stock awards generally have the rights and privileges of stockholders regarding the shares of restricted stock during the restricted period, including the right to vote and the right to receive dividends, provided that any cash or stock dividends with respect to the restricted stock will be withheld by the Company for the participant’s account, and interest may be credited on the amount of the cash dividends withheld at a rate and subject to such terms as determined by the Committee. The cash dividends or stock dividends so withheld will be distributed to the participant in cash or, at the discretion of the Committee, in shares of common stock having a fair market value equal to the amount of such dividends upon the release of restrictions on such restricted stock, unless such restricted stock is forfeited.

Restricted Stock Units (RSUs)

An RSU is an award of hypothetical common stock units having a value equal to the fair market value of an identical number of shares of common stock, which may be subject to certain restrictions for a period of time determined by the Committee. One feature of an RSU is that delivery of the underlying common stock is delayed until vesting or a later date. No shares of common stock are issued at the time an RSU is granted, and the Company is not required to set aside any funds for the payment of any RSU award. Because no shares are outstanding, the participant does not have any rights as a stockholder. The Committee may grant RSUs with a deferral feature (deferred stock units or DSUs), which defers settlement of the RSU beyond the vesting date until a future payment date or event set out in the participant’s award agreement. The Committee has the discretion to credit RSUs or DSUs with dividend equivalents.

Adjustments Upon Changes in Stock

In the event of changes in the outstanding common stock or in the capital structure of the Company by reason of any stock or extraordinary cash dividend, stock split, reverse stock split, an extraordinary corporate transaction such as any recapitalization, reorganization, merger, consolidation, combination, exchange, or other relevant change in capitalization occurring after the grant date of any award, awards granted under the 2022 Plan and any award agreements, the exercise price of options and SARs, the maximum number of shares of common stock subject to all awards and the maximum number of shares of common stock with respect to which any one person may be granted awards during any period will be equitably adjusted or substituted, as to the number, price or kind of a share of common stock or other consideration subject to such awards to the extent necessary to preserve the economic intent of the award.

Change of Control

In the event of a change of control, the vesting of all awards will fully accelerate and all outstanding options and SARs will become immediately exercisable only if the successor corporation refuses to assume or substitute for the outstanding awards. The change of control is defined as (i) the consummation of the sale or disposition by the Company of all or substantially all of the Company’s assets in a transaction which requires stockholder approval under applicable state law; or (ii) the consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation.

Limitation on Awards

The exercise price of options or SARs granted under the 2022 Plan shall not be less than the fair market value of the underlying common stock at the time of grant. In the case of ISOs, the exercise price may not be less than 110% of the fair market value in the case of 10% stockholders. Options and SARs may not be exercisable for a period of more than 10 years after the date of grant, except that the exercise period of ISOs granted to 10% stockholders is limited to five years. The exercise price may be paid by check or wire transfer or, at the discretion of the Committee, by delivery of shares of our common stock having a fair market value equal, determined as provided for in the 2022 Plan or otherwise as approved by the Committee, as of the date of exercise to the cash exercise price, or a combination thereof.

Amendment or Termination of the 2022 Plan

The Board may amend or terminate the 2022 Plan at any time. However, except in the case of adjustments upon changes in common stock, no amendment will be effective unless approved by the stockholders of the Company to the extent stockholder approval is necessary to satisfy applicable laws or the rules of any stock exchange or quotation system on which the shares of common stock are listed or quoted, and the applicable laws of any foreign country or jurisdiction where Awards are granted under the 2022 Plan. Further, any amendment to the 2022 Plan that impairs the rights of participants who received outstanding grants under the 2022 Plan must be approved by such participants.

Amendment of Awards

The Committee may amend the terms of any one or more awards. However, the Committee may not amend an award that would impair a participant’s rights under the award without the participant’s written consent.

Forfeiture and Recoupment

Each award and the applicable participant’s rights, payments and benefits with respect to an award are subject to reduction, cancellation, forfeiture or recoupment upon the occurrence of the participant’s: (i) breach of a duty of confidentiality, (ii) purchasing or selling securities of the Company in violation of the Company’s insider trading guidelines, (iii) competing with the Company, (iv) soliciting Company personnel after employment is terminated, (v) failure to assign any invention or technology to the Company if such assignment is a condition of employment or any other agreements between the Company and the participant, (vi) being terminated for cause, (vii) violating of the Company’s insider trading policy, or (viii) engaging in other conduct that is disloyal or detrimental to the interests of the Company as determined by the Board.

Transfer of Awards

Except for ISOs, all awards are transferable subject to compliance with the securities laws and the 2022 Plan. ISOs are only transferable by will or by the laws of descent and distribution.

Insider Trading Policy

The Company has implemented an Insider Trading Policy applicable to its officers and directors and employees with access to material nonpublic information, as well as such persons’ family members, which generally prohibits such persons from conducting transactions involving the purchase or sale of the Company’s securities during a blackout period. For this purpose, the term “blackout period” is defined in the Policy as a quarterly period beginning on the 16th calendar day of the last month of each fiscal quarter, and ending one day following the date of public disclosure of the financial results for such fiscal quarter. In addition, under the Policy the Company may adjust the duration of a particular blackout period, or impose “event specific” blackout periods, including when there are nonpublic developments that would be considered material for insider trading law purposes. The Policy also strictly prohibits and trading on material nonpublic information, regardless of whether such a transaction occurs during a blackout period.

While the granting of options and other equity awards to officers, directors and other employees is not expressly addressed in the Insider Trading Policy described above, the Company follows the same principles set forth in such Policy when granting equity awards, including options, to its officers, directors and other employees with access to material nonpublic information. Generally the Board or Compensation Committee does not approve grants of such awards during a blackout period, and does not take material nonpublic information into account when determining the timing and terms of such an award. Further, the Company does not have a policy or practice of timing the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Anti-Hedging Policy

Under the Company’s Insider Trading Policy, all officers, directors and certain identified employees are prohibited from engaging in hedging transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of the date of this Report for:

●	each of our directors;
●	each of our executive officers;
●	all of our current directors and executive officers as a group; and
●	each person, entity or group, who beneficially owned more than 5% of each of our classes of securities.

We have based our calculations of the percentage of beneficial ownership on 10,333,800 shares of our common stock outstanding as of June 29, 2023, and does not include the shares of common stock issuable in connection with the units sold in the PIPE Offering or in the Spin-Off by Ecoark. This also does not give effect to the shares of restricted stock that we are required to issue to our non-employee directors upon vesting of RSUs on June 30, 2023.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, warrants, and preferred stock currently exercisable or convertible within 60 days are deemed outstanding for the purpose of computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, and warrants exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

The information provided in the table is based on our records, and information provided to us, except where otherwise noted. Unless otherwise indicated, the principal business address for each of the individuals and entities listed below is our offices in Fayetteville, Arkansas.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock	Percentage of Common Stock Beneficially Owned
Randy May(1)	1,587,063	15.4%
Jay Puchir(2)	1,487,063	14.4%
Richard Horgan (3)	1,587,063	15.4%
Danny Hames(4)	55,711	*
James Cahill(5)	55,711	*
Greg Landis(6)	55,711	*
Alisa Horgan(7)	—	*
All officers and directors as a group (6 persons)	3,241,259	31.4%

5% or more Stockholders
May Family Foundation(8)	1,587,063	15.4%
Atikin Investments LLC(9)	687,063	6.6%
Overcoming the Odds Foundation (10)	800,000	7.7%

*	Less than 1%.
(1)	May. Mr. May is our Executive Chairman and a director. Represents shares held by The May Family Foundation, which Mr. May may be deemed to beneficially own as his niece is a control person of that entity. See footnote (8) below.
(2)	Puchir. Mr. Puchir is our Chief Executive Officer and Chief Financial Officer. Represents shares of common stock held by Atikin Investments LLC and Overcoming the Odds Foundation, entities over which Mr. Puchir holds voting control.
(3)	Horgan. Mr. Horgan is our former director and Chief Executive Officer. Represents shares held by The May Family Foundation, an entity over which Mr. Horgan holds voting control.
(4)	Hames. Mr. Hames is a director of the Company.
(5)	Cahill. Mr. Cahill is a director of the Company.
(6)	Landis. Mr. Landis is a director of the Company.
(7)	Horgan. Ms. Horgan is a director of the Company. She disclaims any beneficial ownership in the common stock held by her husband, Richard Horgan.
(8)	May Family Foundation. Elizabeth Boyce is the CEO of the May Family Foundation and deemed the beneficial owner of its common stock. See footnote (1) above.
(9)	Atikin Investments LLC. Atikin Investments LLC is controlled by Jay Puchir.
(10)	Overcoming the Odds Foundation. Overcoming the Odds Foundation is controlled by Jay Puchir.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Set forth below is a brief description of the White River Holding (and us since July 25, 2022) transactions since April 1, 2021 in excess of the lesser of $120,000 and one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, in which we or White River Holdings was a participant and in which any director or executive officer of the Company, any known 5% or greater stockholder of the Company or any immediate family member of any of the foregoing persons, had a direct or indirect material interest as defined in Item 404(a) of Regulation S-K. As permitted by the SEC rules, discussion of employment relationships or transactions involving the Company’s executive officers and directors, and compensation solely resulting from such employment relationships or transactions, or service as a director of the Company, as the case may be, has been omitted to the extent disclosed in the sections of this Report titled “Executive Compensation” or “Director Compensation”, as applicable.

White River Holdings formed the Fund which will consist of private external general and limited partners consisting of retail accredited and institutional investors who have or will advance proceeds to the Fund in exchange for partnership interests therein. The Fund Manager, our subsidiary, is the managing General Partner of the Fund. The Fund is currently offering up to 4,200 units of partnership interest at a price per unit of $25,000 with a minimum investment of one unit or $20,000. Mr. May, our Executive Chairman and Mr. Puchir, our Chief Executive Officer are also serving in the roles as Co-Fund Managers of the Fund Manager. Proceeds of the Fund are intended to be used in drilling White River drilling projects whereby White River will receive a 25% promoted working interest and the Fund Manager will receive a 10% carried working interest at the successful closure of the Fund and 1% annual management fee. White River has made a commitment to acquire the partnership interest of all investor partners in the Fund 42 months after the termination of the offering or no later than March 31, 2027 at the PV20 valuation generated by an independent valuation firm, subject to the cash availability of White River.

White River Holdings historically relied upon advances from Ecoark which totaled $25,058,733at March 31, 2022. The sum due at July 25, 2022 was contributed to our capital by Ecoark.

On October 13, 2022, White River Operating LLC, an indirect subsidiary of the Company, issued a $1,500,000 secured promissory note, which was used to purchase two workover rigs (total value of $1,800,000, where the Company paid a total of $300,000). The note bears interest at the lesser of (i) prime rate plus 7.50%; and (ii) the maximum rate permitted by applicable law, and payments consist of interest and principal in the amount of $25,000 per month through October 13, 2025 when the remaining balance of principal and interest is due. Our Executive Chairman and Chief Executive Officer, Randy May and Jay Puchir, respectively, executed and delivered guarantees in favor of the lender to secure this note. The Company repaid this note on December 6, 2022 because certain unaffiliated oil and gas interest owners declined to execute documents in favor of the lender.

As more particularly described under “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Convertible Note Financing” on page 58, pursuant to the SPA under which the Company sold the Note to the Purchaser, the Company, its direct and indirect subsidiaries, and Jay Puchir and Randy May, executive officers of the Company, entered into Guarantee Agreements with the Purchaser pursuant to which each subsidiary and Messrs. Puchir and May guaranteed to the Purchaser the payment of the Note issued under the SPA. In addition, Messrs. Puchir and May pledged the shares of common stock they hold or have the right to acquire in the anticipated distribution of the Company’s common stock by Ecoark as collateral to secure the Company’s obligations under the Note, and each individual also executed affidavits of confession and lock-up agreements to that effect. The affidavits of confession signed by Messrs. Puchir and May in connection with their Guarantees will permit the Purchaser to obtain a judgment against them personally upon the occurrence of an event of default without having to file a lawsuit.

In connection with the Company’s acquisition of White River Holdings from Ecoark in July 2022, the Company has voluntarily offered Ault certain participation rights in its oil and gas exploration and drilling ventures (“Participation Rights”) which are substantially similar to the rights Ecoark had given Ault. Specifically, under these Participation Rights if the Company determines to drill or participate in the drilling by a third party of an oil and gas well (an “O&G Venture”), the Company will offer Ault or a designee the right to participate in such O&G Venture by investing a percentage of the Company’s funding obligation of such O&G Venture. If the O&G Venture is successfully drilled, logged, and completed and is determined to be economically viable then Ault or its designee will receive its proportionate ownership through an assigned working interest in the division order which is supplied to the midstream carrier selected to purchase the well’s production. Ault exercised these Participation Rights and owed us approximately $3.25 million (as of March 22, 2023) from the exercise. The O&G Ventures to which the Participation Rights relate are disclosed under “Business-Key Developments” on page 5. The Company enters into Participation Agreements each time a Participation Right is exercised, a form of which is included as Exhibit 10.28 of this Report.

White River entered into an agreement with Ecoark and Ault, an Ault subsidiary, dated March 29, 2023, pursuant to which Ecoark agreed to pay to White River up to $3.25 million (the “Amounts”), and White River agreed to accept the Amounts as payment of Ault’s $3.25 million payable to White River from Ault’s exercise of Participation Rights in O&G Ventures as described above. As of May 31, 2023, Ecoark has paid White River $1,840,000 under this agreement, and the balance of Amounts which White River is owed with respect to the Participation Rights is $1,485,000. White River intends to continue offering Ault Participation Rights, subject to receipt of payment before any expenses are incurred with respect to an O&G Venture.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees billed by our by our current independent registered public accounting firm (the “Principal Accountant”) for the years ended March 31, 2023 and 2022. This table does not include fees paid by our former independent registered public accounting firm for the periods covered.

	2023($)	2022($)
Audit Fees (1)	240,000	-
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	240,000	-

(1)	Audit Fees relate to the audits of our annual financial statements and the review of our interim quarterly financial statements.

(2)	Audit-Related fees relate to the assessment of our internal controls.

(3)	Tax Fees relate to professional services rendered by our Principal Accountant for tax compliance, tax advice and tax planning.

(4)	All Other Fees relate to the filing of registration statements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	8/12/2022	3.1
3.1(a)	Certificate of Amendment to the Articles of Incorporation	8-K	9/30/2022	3.1
3.1(b)	Certificate of Amendment to the Articles of Incorporation	8-K	9/20/2022	3.1
3.2	Amended and Restated Bylaws of Fortium Holdings Corp.	8-K	8/19/2022	3.1
3.3	Certificate of Designation of Series A Convertible Preferred Stock	8-K	7/29/2022	3.1
3.3(a)	Certificate of Amendment to the Certificate of Designation of Series A Convertible Preferred Stock	8-K	9/27/2022	3.1
3.3(b)	Certificate of Correction to the Certificate of Designation of Series A Convertible Preferred Stock	8-K	8/25/2022	3.1
3.4	Certificate of Designation of Series B Preferred Stock	8-K	7/29/2022	3.2
3.5	Certificate of Designation of Series C Convertible Preferred Stock	8-K	10/25/2022	3.1
10.1	Amended Employment Agreement with Jay Puchir#+	8-K	12/2/2022	10.1
10.2	Amended Employment Agreement with Randy May#+	8-K	12/2/2022	10.2
10.3	Amended Employment Agreement with Alisa Horgan#+	8-K	12/2/2022	10.3
10.4	Amended Employment Agreement with Richard Horgan#+	8-K	12/2/2022	10.4
10.5	White River Energy Corp 2022 Equity Incentive Plan#	8-K	12/2/2022	10.5
10.6	Form of Restricted Stock Unit Agreement	8-K	12/2/2022	10.6
10.7	Form of Indemnification Agreement	10-Q	11/14/2022	10.6
10.8	Form of Securities Purchase Agreement+	8-K	10/25/2022	10.1
10.9	Form of Warrant	8-K	10/25/2022	10.2
10.10	Form of Registration Rights Agreement+	8-K	10/25/2022	10.3
10.11	Form of Share Exchange Agreement+	8-K	7/29/2022	10.1
10.12	Stock Purchase Agreement dated March 8, 2022	10-K	3/15/2022	10.4
10.13	Joint Venture Agreement dated December 2, 2021+	8-K	12/3/2021	10.1
10.14	Stock Purchase Agreement dated September 14, 2021+	8-K	9/20/2021	10.1
10.15	Amendment to Junior Secured Promissory Note dated December 8, 2020	10-K	2/4/2021	10.5

10.16	Revolving Promissory Note dated August 1, 2020+	10-Q	12/4/2020	10.2
10.17	Securities Purchase Agreement+	S-1/A	3/29/2023	10.20
10.18	10% Original Issue Discount Senior Secured Convertible Note+	S-1/A	3/29/2023	10.21
10.19	Security Agreement+	S-1/A	3/29/2023	10.22
10.20	Guarantee	S-1/A	3/29/2023	10.23
10.21	Registration Rights Agreement (Note) +	S-1/A	3/29/2023	10.24
10.22	Consulting Agreement	S-1/A	3/29/2023	10.25
10.23	Registration Rights Agreement (Consulting Agreement)	S-1/A	3/29/2023	10.26
10.24	Membership Interest Purchase Agreement	S-1/A	3/29/2023	10.27
10.25	Form of Participation Agreement	8-K	12/9/2022	10.1
10.26	Mississippi Agreement +	8-K	11/28/2022	10.1
10.27	Louisiana Agreement +	8-K	11/28/2022	10.2
10.28	Amendment dated May 10, 2023				Filed
14.1	Code of Ethics				Filed
16.1	Letter from RBSM, LLP	8-K	3/23/2023	16.1
19.1	Insider Trading Policy				Filed
21.1	List of Subsidiaries	S-1	12/7/2022	21.1
23.1	Consent of Ryder Scott Company, LP				Filed
99.1	Report of Ryder Scott Company, LP	S-1/A	3/29/2023	99.1
31.1	Certificate of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certificate of Principal Executive Officer and Principal Financial Officer (906)^				Furnished
99.1	Report of Ryder Scott Company, LP				Filed
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

# Management contract or compensatory plan or arrangement.

+ Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the Staff of the SEC upon request any omitted information.

^ This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at White River Energy Corp, 609 W/ Dickson St., Suite 102 G, Fayetteville, AR, 72701.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2023.

By:	/s/ Jay Puchir
Name:	Jay Puchir
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Jay Puchir	June 29,2023
Jay Puchir, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Randy May	June 29,2023
Randy May, Executive Chairman

/s/ Alisa Horgan	June 29,2023
Alisa Horgan, Director

/s/ Danny Hames	June 29,2023
Danny Hames, Director

/s/ James Cahill	June 29,2023
James Cahill, Director

/s/ Greg Landis	June 29,2023
Greg Landis, Director

