Form 10-Q
period 2023-06-30
White River Energy Corp.
filed 2023-08-11
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

As of August 9, 2023, the issuer had 10,833,800 shares of common stock, $0.0001 par value per share, outstanding.

2

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2023 (UNAUDITED) AND MARCH 31, 2023

	JUNE 30,	MARCH 31,
	2023	2023
	(UNAUDITED)
ASSETS

CURRENT ASSETS:

Cash (including $252,213 and $251,778 in restricted cash)	$252,631	$827,790
Accounts receivable, net of allowance for doubtful accounts	79,388	54,854
Accounts receivable - related parties	1,136,418	957,641
Receivable - Participation Agreement, net of allowance for doubtful accounts	-	1,440,598
Inventories - Crude Oil	21,777	16,821
Prepaid expenses and other current assets	270,933	334,264

Total current assets	1,761,147	3,631,968

NON-CURRENT ASSETS:
Property and equipment, net	3,272,314	3,251,432
Right of use asset - operating lease	58,764	100,644
Right of use asset - financing lease	165,674	175,139
Oil and gas properties, full cost-method	1,227,366	1,285,177
Unevaluated wells in progress	3,997,074	3,244,653
Other assets	592,012	630,531

Total non-current assets	9,313,204	8,687,576

TOTAL ASSETS	$11,074,351	$12,319,544

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$4,316,684	$3,501,283
Accrued liabilities	378,930	406,669
Derivative liabilities	15,254,287	10,483,371
Deferred drilling costs	-	317,350
Related party advances	4,027,012	1,182,250
Series C Preferred Stock	8,774,619	6,488,178
Convertible note payable, net of discount	762,379	972,831
Current portion of long-term debt	117,961	104,950
Current portion of lease liability - operating lease	70,763	108,117
Current portion of lease liability - financing lease	33,085	31,629

Total current liabilities	33,735,720	23,596,628

NON-CURRENT LIABILITIES
Lease liability - operating lease, net of current portion	-	2,119
Lease liability - financing lease, net of current portion	104,821	113,659
Long-term debt, net of current portion	250,519	208,046
Asset retirement obligations	1,494,944	1,463,931

Total non-current liabilities	1,850,284	1,787,755

Total Liabilities	35,586,004	25,384,383

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A - 1,200 shares issued and outstanding	1	1
Series B - no shares issued and outstanding	-	-
Series C - 251.5126308 and 205.8726308 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized and 10,333,800 and 10,166,667 shares issued and outstanding	1,034	1,017
Additional paid in capital	47,173,132	43,453,095
Accumulated deficit	(74,935,820)	(59,768,952)

Total White River Energy Corp stockholder’s equity (deficit)	(27,761,653)	(16,314,839)
Non-controlling interest	3,250,000	3,250,000

Total stockholders’ equity (deficit)	(24,511,653)	(13,064,839)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,074,351	$12,319,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	2023	2022

REVENUES	$195,937	$116,461

COSTS AND EXPENSES
Lease operating expenses	105,448	92,543
Salaries and salaries related costs	4,829,951	445,605
Professional and consulting fees	814,273	-
Selling, general and administrative costs	2,814,530	1,307,940
Depreciation, amortization, impairment, depletion, and accretion	317,564	168,864

Total costs and expenses	8,881,766	2,014,952

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE)	(8,685,829)	(1,898,491)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	(2,343,320)	-
Derivative expense	(2,427,596)	-
Amortization of debt discount - Convertible Note	(358,194)	-
Amortization of discount - Series C Preferred Stock	(1,145,441)	-
Amortization of original issue discount of convertible note	(56,354)	-
Interest expense, net of interest income	(150,134)	(2,205)
Total other income (expense)	(6,481,039)	(2,205)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(15,166,868)	(1,900,696)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(85,848)
Loss on disposal of discontinued operations	-	-
Total discontinued operations	-	(85,848)

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(15,166,868)	(1,986,544)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(15,166,868)	$(1,986,544)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-

NET LOSS ATTRIBUTABLE TO WHITE RIVER ENERGY CORP	$(15,166,868)	$(1,986,544)

NET (LOSS) EARNINGS PER SHARE - BASIC
Continuing operations	$(1.49)	$-
Discontinued operations	-	-
NET (LOSS) EARNINGS PER SHARE	$(1.49)	$-

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (*)	10,208,909	-

NET (LOSS) EARNINGS PER SHARE - DILUTED	$(1.49)	$-

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (*)	10,208,909	-

(*)	Since the retroactive treatment is reflected and there were only Series A preferred shares issued in the exchange, no EPS for the prior periods are reflected. The 1,200 Series A convert into 42,253,521 common shares.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance - March 31, 2022	1,200	$1	-	$-	$25,660,896	$(16,678,975)	$-	$8,981,922

Advances from Ecoark Holdings, Inc. to White River Holdings Corp, net	-	-	-	-	2,597,455	-	-	2,597,455
Net loss for the year	-	-	-	-	-	(1,986,544)	-	(1,986,544)

Balance - June 30, 2022	1,200	$1	-	$-	$28,258,351	$(18,665,519)	$-	$9,592,833

Balance - March 31, 2023	1,200	1	10,166,667	1,017	43,453,095	(59,768,952)	3,250,000	$(13,064,839)

Preferred shares issued in PIPE, net of classification as liability	-	-	-	-	-	-	-	-
Common stock issued for services	-	-	167,133	17	(17)	-	-	-
Stock-based compensation	-	-	-	-	3,720,054	-	-	3,720,054
Net loss for the year	-	-	-	-	-	(15,166,868)	-	(15,166,868)

Balance - June 30, 2023	1,200	$1	10,333,800	$1,034	$47,173,132	$(74,935,820)	$3,250,000	$(24,511,653)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	2023	2022

CASH FLOW FROM OPERATING ACTIVITIES FROM OPERATIONS
Net loss	$(15,166,868)	$(1,986,544)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation, amortization, depletion, accretion and impairment	317,564	168,864
Share-based compensation	3,720,054	-
Bad debt	2,055,743	-
Change in fair value of derivative liability	2,343,320	-
Derivative expense	2,427,596	-
Amortization of discounts - convertible notes	414,548	-
Expense recorded for advances from related parties	229,635	-
Amortization of discount - Series C Preferred Stock	1,145,441	-
Changes in assets and liabilities
Accounts receivable	(699,650)	(160,695)
Accounts receivable - related parties	(178,777)	-
Receivable - Participation Agreement	59,971	-
Inventory	(4,956)	(28,981)
Prepaid expenses and other assets	101,850	(648,736)
Amortization of right of use asset - operating leases	41,880	35,652
Amortization of right of use asset - financing leases	9,465	-
Deferred drilling costs	(317,350)	-
Contribution from BitNile Metaverse, Inc.	-	2,597,455
Operating lease expense	(39,473)	(38,476)
Accrued payable and accrued liabilities	765,370	(638,477)
Total adjustments	12,392,231	1,286,606
Net cash used in operating activities	(2,774,637)	(699,938)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions of oil and gas properties	(894,386)	-
Proceeds from the sale of oil and gas properties	-	999,999
Purchase of fixed assets	(4,600)	(605,600)
Net cash (used in) provided by investing activities	(898,986)	394,399

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in cash overdraft	-	110,273
Repayments of advances from related parties	(115,199)	-
Advances from related parties	2,730,326	-
Repayment of convertible note	(625,000)	-
Proceeds from Series C Preferred Stock, net	1,141,000	-
Proceeds from long-term debt	-	145,266
Repayment of long-term debt and note payable	(25,281)	-
Payment of lease liability	(7,382)	-
Net cash provided by financing activities	3,098,464	255,539

NET (DECREASE) IN CASH AND RESTRICTED CASH	(575,159)	(50,000)

CASH AND RESTRCITED CASH - BEGINNING OF PERIOD	827,790	251,050

CASH AND RESTRICTED CASH - END OF PERIOD	$252,631	$201,050

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$165,136	$-
Cash paid for income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:

Fixed assets acquired for long-term debt and accounts payable	$103,058	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2023

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

The Company executed a Share Exchange Agreement (the “Exchange Agreement”) on July 25, 2022 and pursuant to the Exchange Agreement that day acquired 100% of the outstanding shares of capital stock of White River Holdings Corp, a Delaware corporation (“Holdings”) from BitNile Metaverse, Inc. (formerly Ecoark Holdings, Inc. (“Ecoark”)), Holding’s sole stockholder. In exchange the Company issued Ecoark 1,200 shares of the newly designated non-voting Series A Convertible Preferred Stock (the “Series A”). The Series A will become convertible into approximately 42,253,521 shares of the Company’s common stock upon such time as (A) the Company has filed a Form S-1, with the Securities and Exchange Commission (the “SEC”) and such Form S-1 has been declared effective, and (B) Ecoark elects to distribute shares of the Company’s common stock to Ecoark’s stockholders. The Company filed the Form S-1 in December 2022 (File No. 333-268707) which is currently under review by the SEC Staff. The Series A has a stated value of $30 million and has a liquidation preference over the common stock and any subsequent series of junior preferred stock equal to the stated value, plus any accrued but unpaid dividends; the Series A, however, does not have any of the voting rights of common stockholders. The transaction was accounted for as a share exchange, whereby Holdings is considered the accounting acquirer. Since the share exchange occurred with a non-shell public company, the transaction included the purchase of the non-controlling interest of Fortium Holdings Corp. Except as expressly indicated in these footnotes to the contrary or where the context clearly dictates otherwise, references to “Fortium Holdings Corp.” refers to the predecessor of the Company before the Holdings share exchange was effected in July 2022.

Holdings has operations in oil and gas, including exploration, production and drilling operations on over 30,000 cumulative acres of active mineral leases Louisiana, and Mississippi.

Pursuant to the Exchange Agreement Mr. Randy May, Ecoark’s Chief Executive Officer, was appointed as Executive Chairman and as a director of the Company, and Mr. Jay Puchir, Ecoark’s Chief Financial Officer, was appointed as Chief Executive Officer and Principal Financial Officer of the Company. Effective July 28, 2022, the number of directors of the Company was fixed at five, and Danny Hames, James Cahill, Greg Landis, and Alisa Horgan were appointed as directors. Alisa Horgan is the daughter of Randy May, and wife of Richard Horgan, who was the Company’s Chief Executive Officer and sole director until after the closing of the Holdings acquisition. See Note 16. Subsequent Events for changes to our senior management.

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

As the acquisition of Holdings resulted in the owner of Holdings gaining control over the combined entity after the transaction, and the stockholders of the Company continuing only as passive investors, the transaction was not considered a business combination under the ASC. Instead, this transaction was considered to be a capital transaction of the legal acquiree (Holdings) and was equivalent to the issuance of shares by Holdings for the net monetary assets of the Company, except for the purchase of the 8,400,000 shares of issued and outstanding common shares of Fortium Holdings Corp., which were considered as purchase consideration resulting in $5,917,843 of goodwill that was impaired immediately. As a result, the historical balances represent Holdings. See the Annual Report on Form 10-K filed with the SEC on June 29, 2023 and Note 2 for further details on this transaction.

The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023. Therefore, the interim condensed consolidated financial statements should be read in conjunction with those reports. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year due to various factors.

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

The Company applies the guidance of Topic 810 Consolidation of the FASB ASC to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—are consolidated except when control does not rest with the parent.

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

The Company’s wholly-owned subsidiary, White River Energy Partners Management I, LLC (formerly White River E&P Management 1, LLC) is the general partner and the only managing partner of the White River Energy Partners I, LP (formerly White River E&P 1, LP) (“WR Fund”) has control over the WR Fund, and has the power to deploy the investments from WR Fund into the Company for the various drilling projects they undertake. The name changes became effective May 30, 2023. The original Limited Partnership Agreement dated August 29, 2022 was amended by the Amended and Restated Limited Partnership Agreement dated July 12, 2023. The Company’s subsidiary is the managing partner of the WR Fund pursuant to the Amended and Restated Limited Partnership Agreement. The Company’s subsidiary, the managing general partner contributed $100 as a capital contribution, and the remaining ownership held by the limited partners are reflected as non-controlling interest in the consolidated financial statements.

All distributions from the WR Fund should be made only from revenues of the WR Fund and not from capital contributions or borrowed funds, unless otherwise determined by the Company’s subsidiary, the managing general partner. The managing general partner shall have the discretion to determine on a monthly basis whether any additional distribution shall be made and the amount, if any, of such distribution. The distributions shall be paid: (a) first, to each partner (other than the managing partner which is our subsidiary), as defined in the Amended and Restated Limited Partnership Agreement, in accordance with partner’s capital contribution percentage, until the distributions paid to each partner are equal to their total capital contributions; and (b) (i) if the distributions paid to each partner during the term of the WR Fund (the “Term”) were equal to or greater than such member’s total capital contribution, then ninety percent (90%) of the return of capital amount will be paid to each partner (other than the managing partner) and ten percent (10%) of the return of capital amount will be paid to the managing partner, (ii) if the distributions paid to each partner during the Term were less than such partner’s total capital contribution, then one hundred percent (100%) of the return of capital amount will be paid to the partners until the sum of the partners’s distributions during the Term and return of capital equal the unit holder’s total capital contribution, and (iii) if there are any return of capital amounts in excess of the partners’ total capital contribution, then ninety percent (90%) of the return of capital amount will be paid to partners and ten percent (10%) of the return of capital amount will be paid to the managing partner.

Any profit or loss in the WR Fund shall be allocated to the partners in such amounts as may be necessary or appropriate to cause the capital balance of each partner to equal, (a) the amounts such partners would receive if all assets on hand at the end of such year were sold for the gross asset value reflected for such assets on the books of the WR Fund, any partner that was obligated to contribute any amount to the WR Fund, or otherwise contributed such amount to the WR Fund, all liabilities of the WR Fund were satisfied in cash in accordance with their terms, and any remaining cash was distributed to the partners in accordance with the provisions for distributions; minus (b) an amount equal to such partner’s allocable share of the partnership minimum gain and nonrecourse debt minimum gain as computed on the last day of such fiscal year or other period in accordance with the applicable regulations, subject to allocations for organization and offering expenses, lease acquisition costs, depletion deductions with respect to oil and gas properties, all intangible drilling costs deductible under Section 263(c) of the Internal Revenue Code, and profits resulting from operations as determined by the managing general partner. Losses allocated to any unit holder for any taxable year shall not exceed the maximum amount of losses that may be allocated to such unit holder without causing such partner to have an adjusted capital account deficit at the end of such taxable year. All losses in excess of the limitation shall be allocated solely to the other partners. If no other partners may receive an additional allocation of losses, such additional losses shall be allocated solely to the general partners as determined by the managing partner. The managing partner shall have the discretion to allocate and reallocate profit and loss so as to conform each partner’s capital account to such unit holder’s rights to distributions, insofar as reasonably possible.

The consolidated financial statements include the results of the WR Fund and the Company has eliminated all intercompany transactions. The WR Fund will incur direct expenses related to both the annual management fee and oil production from the working interests it owns in oil and gas wells; the managing partner, however, does not plan to charge any indirect costs such as audit, tax, legal, or fund administration to the WR Fund. These costs will be offset by the annual management fee, and if excess costs are incurred by the WR Fund over the proceeds from the annual management fee, then the Company will subsidize these expenses to enable the WR Fund to make greater distributions to partners.

Reclassifications

The Company has reclassified certain amounts in the June 30, 2022 condensed consolidated financial statements to be consistent with the June 30, 2023 presentation. These changes had no impact on the Company’s financial position or result of operations for the periods presented.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, cost allocation percentages, impaired value of equipment and intangible assets, including goodwill, asset retirement obligations, estimates of discount rates in lease, liabilities to accrue, fair value of derivative liabilities associated with warrants and conversion options, cost incurred in the satisfaction of performance obligations, permanent and temporary differences related to income taxes and determination of the fair value of stock awards.

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

There was $57,811 and $102,223 in depletion expense of reserves for the Company’s oil and gas properties for the three months ended June 30, 2023 and 2022, respectively. In addition, the Company impaired $141,965 and $28,265 during the three months ended June 30, 2023 and 2022, respectively.

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

The Ceiling is defined as the sum of: (a) the present value, discounted at 10% and assuming continuation of existing economic conditions, of (1) estimated future gross revenues from proved reserves, which is computed using oil and gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements pursuant to Staff Accounting Bulletin (“SAB”) 103, less (2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus, (b) the cost of properties being amortized; plus, (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties. A ceiling test was performed as of June 30, 2023. The Company recognized impairment of $141,965 and $28,265 for the three months ended June 30, 2023 and 2022, respectively.

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

Accounts Receivable and Concentration of Credit Risk

When the Company records an allowance for doubtful accounts it is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses, credit insurance and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Substantially all of the Company’s accounts receivable result from joint interest billings to its working interest partners. As of June 30, 2023 and March 31, 2023, the Company had established $1,325,678 and $650,562 in allowances for doubtful accounts. The Company has also established a reserve in the amount of $1,380,627 during the three months ended June 30, 2023, related to a receivable due under participation agreements entered into during the year ended March 31, 2023.

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

Fixed assets and intangible assets with finite useful lives are stated at cost less accumulated amortization and impairment.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company impaired all of their goodwill in the year ended March 31, 2023.

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

The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company has determined this new guidance will not have a material impact on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. This standard will be effective for smaller reporting companies in fiscal years beginning after December 15, 2023, with early adoption permitted. The Company early adopted the new standard beginning April 1, 2023 and the adoption did not have a material impact on our consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” for financial assets held. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. The Company adopted this new accounting guidance effective April 1, 2023 and the adoption did not have a material impact on our consolidated financial statements.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Going Concern and Liquidity

The Company raised capital through a private investment in a public equity (PIPE) and raised approximately $6,288,000 through the end of April 2023 from this PIPE offering, together with approximately $2,811,609 received from Participation Agreements to provide the funds necessary for the Company’s drilling program. The Company also began receiving drilling capital from the limited partners of the WR Fund during the year ended March 31, 2023. The Company has incurred a net loss from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

The accompanying financial statements for the three months ended June 30, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following table shows the unaudited pro-forma results for the three months ended June 30, 2022, as if the acquisitions had occurred on April 1, 2022.

Three Months Ended June 30, 2022
(Unaudited)
Revenues	$116,461
Net loss	$(1,986,544)
Net loss per share	$-

The condensed consolidated statements of operations and cash flows represent the operations of Holdings for the three months ended June 30, 2022 include cost allocations from Holding’s former parent Ecoark as discussed below.

Cost Allocations

The consolidated financial statements of Holdings have been prepared in connection with the expected separation and have been derived from the consolidated financial statements and accounting records of Ecoark operated on a standalone basis during the periods presented and were prepared in accordance with GAAP.

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

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2023 (unaudited) and March 31, 2023:

	June 30, 2023	March 31, 2023
	(unaudited)
Land	$140,000	$140,000
Buildings (39 years)	236,000	236,000
Machinery and equipment (3 to 10 years)	3,248,816	3,141,159
Total property and equipment	3,624,816	3,517,159
Accumulated depreciation and impairment	(352,502)	(265,727)
Property and equipment, net	$3,272,314	$3,251,432

Depreciation expense for the three months ended June 30, 2023 and 2022 was $86,775 and $20,030, respectively. Depreciation does not include items in fixed assets that are not in service.

NOTE 4: OIL AND GAS PROPERTIES

Activity in the year ended March 31, 2023 consist of the following:

For the three months ended June 30, 2022, the Company received proceeds of $999,999 from a related party for the sale of wells which were recorded in the full-cost pool.

The WR Fund received limited partnership interests during the year ended March 31, 2023 in the amount of $3,244,653 for two drilling projects in Louisiana and Mississippi which funds were spent by the Company. There were no amounts collected during the three months ended June 30, 2023. The amounts received in the year ended March 31, 2023 are reflected in our unevaluated wells in progress as of June 30, 2023. These projects were not completed during the three months ended June 30, 2023.

The following table summarizes the Company’s oil and gas activities by classification as of June 30, 2023 (unaudited) and March 31, 2023.

	June 30, 2023	March 31, 2023
	(unaudited)
Oil and gas properties – full-cost pool	$9,192,576	$9,050,611
Accumulated, depletion and impairment	(7,965,210)	(7,765,434)
Oil and gas properties, net	$1,227,366	$1,285,177

There was $57,811 and $102,223 in depletion expense of reserves for the Company’s oil and gas properties for the three months ended June 30, 2023 and 2022, respectively. In addition, the Company impaired $141,965 and $28,265 during the three months ended June 30, 2023 and 2022, respectively.

Unevaluated Wells in Progress

The following table summarizes the Company’s unevaluated wells in progress for the periods ended June 30, 2023 and 2022.

	June 30, 2023	June 30, 2022
	(unaudited)	(unaudited)
Balance – beginning of period	$3,244,653	$4,936,352
Exploration costs	752,421	-
Reclassification	-	(28,265)
Balance – end of period	$3,997,074	$4,908,087

During the three months ended June 30, 2023, the Company conducted two drilling projects (a) Peabody AMI 12 #18, and (b) Denmiss #1. The Company anticipates completion of these projects in their second fiscal quarter ending September 30, 2023. The exploration costs above represent the costs incurred for the three months ended June 30, 2023 on those two projects. The Company reviews its unevaluated properties at the end of each quarter to determine whether the costs incurred should be transferred to the full-cost pool and thereby subject to amortization.

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

The following table summarizes activity in the Company’s ARO for the three months ended June 30, 2023 and 2022 (unaudited):

	June 30, 2023	June 30, 2022
	(unaudited)	(unaudited)
Balance, beginning of period	$1,463,931	$1,303,751
Accretion expense	31,013	18,346
Reclamation obligations settled	-	-
Disposition due to sale of property	-	(576,036)
Additions	-	-
Changes in estimates	-	-
Balance, end of period	$1,494,944	$746,061

Total ARO at June 30, 2023 and 2022 shown in the table above consists of amounts for future plugging and abandonment liabilities on our wellbores and facilities based on third-party estimates of such costs, adjusted for inflation for the three months ended June 30, 2023 and 2022, respectively. These values are discounted to present value at 8% per annum for the three months ended June 30, 2023 and 2022.

NOTE 6: LONG-TERM DEBT

Long-term debt consisted of the following as of June 30, 2023 (unaudited) and March 31, 2023.

	June 30, 2023	March 31, 2023
	(unaudited)
Truck loan – Amur Capital (a)	$66,484	$71,342
Truck loan – Mitsubishi (b)	37,369	43,332
Tractor loan – Simmons Bank(c)	40,011	43,873
Loan – Simmons Bank(e)	23,481	25,138
Rig Loan – North Mill(f)	86,623	94,099
Loan – Amur Capital(d)	33,748	35,212
Auto loan – TD Auto(g)	80,764	-
Total long-term debt	368,480	312,996
Less: current portion	(117,961)	(104,950
Long-term debt, net of current portion	$250,519	$208,046

(a)	On May 13, 2022, entered into long-term secured note payable for $87,964 for two service trucks maturing April 13, 2026. The note is secured by the collateral purchased and accrued interest annually at 11.99% with principal and interest payments due monthly. There is no accrued interest as of June 30, 2023.

(b)	On June 21, 2022, entered into long-term secured note payable for $61,973 for a service truck maturing December 21, 2024. The note is secured by the collateral purchased and accrued interest annually at 11.99% with principal and interest payments due monthly. There is no accrued interest as of June 30, 2023.

(c)	On October 11, 2022, entered into long-term secured note payable for $50,142 for a tractor maturing October 11, 2025. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of June 30, 2023.

(d)	On October 18, 2022, entered into long-term secured note payable for $37,599 for equipment maturing October 18, 2027. The note is secured by the collateral purchased and accrued interest annually at 11.99% with principal and interest payments due monthly. There is no accrued interest as of June 30, 2023.

(e)	In August 2022, entered into long-term note payable in the amount of $28,900 for equipment maturing August 2, 2026. The note is secured by the collateral purchased and interest is accrued at 6.50% with principal and interest due monthly. There is no accrued interest as of June 30, 2023.

(f)	In January 2023, entered into long-term note payable in the amount of $99,000 for a rig maturing January 9, 2026. The note is secured by the collateral purchased and interest is accrued at 7.99% with principal and interest due monthly. There is no accrued interest as of June 30, 2023.

(g)	In June 2023, entered into long-term note payable in the amount of $80,764 for an automobile maturing June 2029. The note is secured by the automobile and interest is accrued at 9.79% with principal and interest due monthly. There is no accrued interest as of June 30, 2023.

The following is a list of maturities as of June 30:

2024	$117,961
2025	112,835
2026	77,783
2027	24,334
2028	18,626
Thereafter	16,941
$368,480

Interest expense on long-term debt during the three months ended June 30, 2023 and 2022 are $10,042 and $2,421, respectively.

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

The Note was due September 16, 2023. The Note bears interest at a rate of 12% per annum, payable monthly, subject to an increase to 18% per annum in case of an event of default as provided for therein. In addition, all overdue accrued and unpaid principal and interest is subject to a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law which if applicable accrues daily from the date such principal and interest is due.

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

Under the Note, beginning on April 16, 2023 the Company was required to pay monthly installments equal to one-fourth of the original principal amount at 120% of such principal amount, plus accrued but unpaid interest and any other amounts outstanding under the Note, with each payment resulting in a reduction in the principal of the Note at 100% (as compared to 120%). Furthermore, at any time after the issuance date of the Note, the Company may, after written notice to the Purchaser, prepay the Note in an amount equal to 120% of the then outstanding principal amount, plus accrued but unpaid interest and any other amounts outstanding under the Note. The Company will also be required to offer to pay the Note at 120% of the principal amount plus any unpaid accrued interest, upon the occurrence of certain events including (i) a change of control or sale of assets, (ii) a sale by the Company of equity or debt securities for gross proceeds to the Company of at least $5 million, and (iii) upon the maturity of the Note. The Company paid $625,000 in April through June 2023, and the Note is currently in good standing.

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

Further, pursuant to the Note the Company is subject to certain restrictive covenants, including covenants against incurring new indebtedness or liens on its assets, paying cash dividends or distributions on any equity securities, or entering into transactions with affiliates, subject to certain exceptions. In addition, under the Note the Company agreed to at all times reserve three times the number of shares of common stock into which the Note is convertible. The Company is in compliance with the covenants as of June 30, 2023.

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

During the three months ended June 30, 2023, the Company incurred interest expense of $39,584, amortization of original issue discount on the convertible note of $56,354, and amortization of debt discount of $358,194. The Company repaid $625,000 of the convertible note payable. The value of the derivative liability related to the convertible note at June 30, 2023 is $305,073. The convertible note is valued at $762,379, net of discounts. See Note 16. - Subsequent Events for information on certain amendments and a subsequent loan to the Company.

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

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each derivative instrument is estimated using the Black-Scholes valuation model. The following assumptions were used during the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Expected term	0.20– 5.00 years	-
Expected volatility	66- 197%	-%
Expected dividend yield	-	-
Risk-free interest rate	3.60 – 5.43%	-%
Exercise price	$1.00	-
Market price	1.09 – $1.24	-

Derivative liabilities as of June 30, 2023 (unaudited) and March 31, 2023 are as follows.

	June 30, 2023	March 31, 2023
	(unaudited)
Fair value of Warrants issued in connection with Series C Preferred Stock (see Note 9)	$14,949,214	$9,948,473
Fair value of conversion option on convertible note payable (see Note 7)	305,073	534,898
	$15,254,287	$10,483,371

Activity related to the derivative liabilities for the three months ended June 30, 2023 is as follows:

Beginning balance as of March 31, 2023	$10,483,371
Issuances of Series C Warrants – derivative liabilities	2,427,596
Change in fair value of derivative liabilities	2,343,320
Ending balance as of June 30, 2023	$15,254,287

The change in fair value of the derivative liability for the three months ended June 30, 2023 was $2,343,320.

There were no derivative liabilities in the three months ended June 30, 2022.

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

From October 19, 2022 through June 30, 2023, the Company entered into a Securities Purchase Agreement (“SPA”) pursuant to which the Company sold 251.5126308 Units to accredited investors, with each Unit consisting of one share of Series C and five-year Warrants to purchase up to 200% of the shares of common stock issuable upon conversion of the Series C, at a purchase price of $25,000 per Unit for a total purchase price of $6,287,816 in the PIPE Offering. In addition, the Company sold another 11.6 units ($290,000) to investors, for which the deposit has not been made yet. The Warrants may be separately sold by the holders rather than exercised into shares of common stock, and the Company has submitted an application for the Warrants to be traded on the OTCQB under their own unique ticker symbol.

The net proceeds from the PIPE Offering, after offering expenses and related costs, have been used for working capital and general corporate purposes including oil and gas drilling on the Company’s working interests in Louisiana and Mississippi. The shares of the Series C are expected to be converted upon the effective registration of the Registration Statement filed by the Company.

In June 2023, the Company issued 167,133 shares to its three non-employee directors that were earned through March 31, 2023.

Restricted Stock Units

From July 25, 2022 through August 15, 2022, the Company entered into advisor agreements with directors, management and consultants pursuant to which the Company agreed to issue a total of 17,450,000 restricted shares of common stock at prices ranging from $0.71 to $1.25 per share (combined value of $12,604,500). These issuances represented 11,950,000 shares that are service-based grants ($8,699,500 value) and 5,500,000 shares that are performance-based grants ($3,905,000 value). The performance criteria are based on the average number of gross barrels of oil produced per day (BOPD) ranging from 1,000 to 5,000 BOPD. The service-based grants vest through July 31, 2032. None of the 17,450,000 restricted shares of common stock have been issued by the transfer agent as of November 30, 2022, and on November 15, 2022, 25,000 of these service-based shares were cancelled as the employee terminated their employment prior to any issuance or vesting of those shares. None of the shares have vested. On December 1, 2022, the remaining 17,425,000 restricted stock grants were cancelled. The Company then entered into new restricted stock unit “RSU” agreements on December 1, 2022 with these individuals, that represented 5,500,000 performance-based RSUs valued at $5,005,000, and 11,925,000 service-based RSUs valued at $10,851,750. The performance-based grants are based on the average number of gross barrels of oil produced per day (BOPD) ranging from 1,000 to 5,000 BOPD; and the service-based grants vest through November 30, 2032.

In the three months ended June 30, 2023, the Company granted 6,150,000 RSUs to advisors and management that are service-based grants that expire at various times through March 31, 2033.

The Company has expensed $3,720,054 (including $75,000 to non-employee directors) in stock-based compensation for the three months ended June 30, 2023 related to all of the Company’s grants. The Company has unrecognized stock-based compensation of $18,181,337 as of June 30, 2023 that will be expensed through March 31, 2033.

	RSUs	Weighted Average Grant Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2023	17,425,000	$0.91	5.95	$1,568,250
Granted	6,150,000	1.23	5.66	636,000
Vested	(1,962,500)	(1.23)
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2023	21,612,500	$1.20	5.43	$6,386,250

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

Negative Covenants: Certain restrictions are imposed if more than 25% of the Series C is outstanding at any given point of time.

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

Voting Rights: Reserved on “as converted basis”.

The Company recognized amortization of the discount on the issuance of the Series C in the amount of $1,145,441 for the three months ended June 30, 2023. The value of the Series C liability as of June 30, 2023 is $8,774,619.

Stock Options

The Company’s Board of Directors approved the adoption of the 2016 Stock-Based Compensation Plan (the “2016 Plan”) on May 12, 2016.

There have been no stock options granted since 2018.

As summary of option activity under the 2016 Plan as of June 30, 2023 and changes during the periods then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at March 31, 2023	60,421	$5.20	4.77
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance outstanding at June 30, 2023	60,421	$5.20	4.52
Exercisable at June 30, 2023	60,421	$5.20	4.52

Warrants

As discussed herein, the Company issued 12,575,632 Warrants in the Series C Offering as of June 30, 2023. These Warrants have a five-year term and $1.00 exercise price. There were no warrants issued in the three months ended June 30, 2022.

The following table reflects Warrant activity:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2023	10,293,632	$1.00	4.59	$-
Granted	2,282,000	1.00	5.00	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2023	12,575,632	$1.00	4.43	$3,018,152
Exercisable at June 30, 2023	12,575,632	$1.00	4.43	$3,018,152

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

The Company’s portfolio of leases contains operating and financing leases. As of June 30, 2023, the value of the unamortized lease right of use asset was $224,438 ($165,674 in financing leases and $58,764 in operating leases) (through maturity at November 2026). As of June 30, 2023, the Company’s lease liability was $208,669 ($137,906 in financing leases and $70,763 in operating leases) (through maturity at November 2026).

Maturity of lease liability for the operating leases for the period ended June 30,
2024	$71,272

Imputed interest	$(509)
Total lease liability	$70,763

Disclosed as:
Current portion	$70,763
Non-current portion	$-

Maturity of lease liability for the financing leases for the period ended June 30,
2024	$55,427
2025	$55,427
2026	$55,427
2027	$18,476
Imputed interest	$(46,851)
Total lease liability	$137,906

Disclosed as:
Current portion	$33,085
Non-current portion	$104,821

Amortization of the right of use asset for the period ended June 30,
2024	$100,179
2025	$47,938
2026	$55,746
2027	$20,575

Total	$224,438

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Three Months ended June 30, 2023	Three Months ended June 30, 2022
	(unaudited)	(unaudited)
Operating lease expense	$36,122	$36,122

Financing lease expense
Depreciation of capitalized finance lease assets	9,465	-
Interest expense on finance lease liabilities	6,475	-
	$52,062	$36,122

NOTE 11: RELATED PARTY TRANSACTIONS

On September 1, 2022, the Company assigned 10% working interests in a well to two related parties that are controlled by officers of the Company (Sky3D, LLC and Atikin Investments LLC) pursuant to the vesting of various performance conditions in the employment contracts of Randy May and Jay Puchir. In addition, two entities related to directors are working interest owners in wells the Company operates. As of June 30, 2023 and March 31, 2023, the Company is owed $791,011 and $683,043, respectively from these entities for their portion of the production expenses over the revenues received. These amounts are monitored closely and fluctuate each month. In addition at June 30, 2023 and March 31, 2023, the Company is owed $345,407 and $274,598 from another related party. Total related parties accounts receivable at June 30, 2023 and March 31, 2023 is $1,136,418 and $957,641.

The May Family Foundation controls 15.36% of the outstanding common stock of the Company as of June 30, 2023. Additionally, Atikin, an entity which is controlled by Jay Puchir, our Chief Executive Officer, controls 6.65% of the outstanding common stock. Alisa Horgan, the daughter of Randy May, our new Executive Chairman, became a director and officer of the Company following the Holdings acquisition. Her husband Richard Horgan was the Company’s former Chief Executive Officer and director. Mr. May is the Chief Executive Officer of Ecoark. Each of Messrs. May, Horgan and Puchir disclaim beneficial ownership of the securities held by The May Family Foundation except to the extent of any pecuniary interest therein.

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

Ecoark had previously entered into a written Participation Agreement with Ault Energy, LLC (“Ault Energy”), a subsidiary of Ault Alliance, Inc. (“Ault”). After we acquired Ecoark’s oil and gas exploration and drilling business, we orally agreed to provide Ault Energy with similar rights. In furtherance of this understanding, we entered into written Participation Agreements with Ault Energy. As a result of delays in Ault Energy meeting its payment obligations, on April 4, 2023 we entered into an agreement with Ecoark and with Ault (dated March 29, 2023) under which the parties agreed we were owed $3.25 million for the participation rights, and Ecoark agreed to pay us up to $3.25 million in exchange for Ault Energy agreeing to the redemption of shares of its preferred stock of Ecoark. As of August 8, 2023, the balance due the Company from Ecoark was $1,380,627 from under this agreement. The sums received were credited to the project on the Company’s mineral lease located in Concordia Parish, Louisiana. In addition, Ault Energy has a payable to the Company of $364,942 relating to other drilling obligations. The Company has reserved both the $1,380,627 and the $364,942 due from Ault Energy as of June 30, 2023.

Based upon Ecoark’s public filings with the SEC, Ecoark has no cash resources and we are uncertain if it will make any further payments although Ault’s Executive Chairman has assured us Ecoark will pay us. While we understand from public filings that Ault has recently raised capital, given their liquidity issues, we cannot predict with certainty if and when we will receive the remaining balance due or any portion thereof from Ault for these participation rights.

Due to Ault Energy’s failure to make timely payments of the full amounts, the Company has concluded that Ault Energy’s participation rights are no longer enforceable except for amounts previously paid and for which all other obligations of Ault Energy have been satisfied. The Company is under no obligation to offer Ault Energy participation rights in the future, although it may do so voluntarily. We are seeking a replacement source of capital for one or more investors to acquire Ault Energy’s interests in the affected wells. As another option, if we are unable to collect payment, we may seek to exercise creditors’ remedies for the unpaid amounts.

The April 4th agreement was approved by the independent directors of the Company and Ecoark with Mr. May and his daughter abstaining as White River Energy Corp directors, and Mr. May also abstained as an Ecoark Holdings director.

On April 30, 2023, the Company purchased supplies to be used in the current drilling projects for $183,000 from Sky3D, LLC, an entity controlled by Randy May, our Chief Executive Officer. In lieu of payment to this entity, the Company issued a credit against an account receivable from the entity.

The Company from time to time will borrow amounts from related parties, principally Mr. May and to a lesser extent, its Chief Financial Officer. During the three months ended June 30, 2023 the Company borrowed $2,730,326 from related parties in non-interest bearing advances of which $115,199 was repaid, and incurred $229,635 in accrued salaries and expenses that the related parties paid on behalf of the Company that are due to these related parties. These are considered short-term advances. As of June 30, 2023, the Company owed $4,027,012 to the related parties.

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

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the three months ended June 30, 2023 and 2022. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

	Level 1	Level 2	Level 3
June 30, 2023
Derivative liabilities	$-	$-	$15,254,287

March 31, 2023
Derivative liabilities	$-	$-	$10,483,371

The table in Note 8 shows a reconciliation of the beginning and ending liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended June 30, 2023.

NOTE 13: COMMITMENTS

Participation Agreements

The Company had entered into a number of Participation Agreements with third parties. We refer you to the Annual Report on Form 10-K for the year ended March 31, 2023 filed with the SEC on June 29, 2023 for all Participation Agreements entered into as of March 31, 2023. The Company has not executed any Participation Agreements during the three months ended June 30, 2023.

White River Fund

The WR Fund which is consolidated by the Company as the Company’s subsidiary is the general partner and managing partner of the WR Fund as discussed in Note 1 under “Principles of Consolidation” is a closed-end private fund where general partners and limited partners invest into WR Fund and the WR Fund then purchases direct working interests in various oil and gas drilling projects of the Company. Subject to available cash, the Company will offer to purchase all outstanding WR Fund partnership interests (other than its subsidiary) The Company has formally committed to purchasing these working interests at a PV20 valuation by an independent firm. The PV20 valuation would be the present value of the remaining net cash flows from the WR Fund’s pro rata share of each oil well it has invested in during the term, discounted by 20%. The managing partner of the WR Fund, which is a wholly-owned subsidiary of the Company, shall receive a ten percent (10%) carried interest, payable starting after all investor partners have received a return of capital. In addition to the offer to purchase, each partner will have the option to remain a partner or exchange the partnership unit for a new partnership in a new fund the Company is offering. The Company plans to make the offer within 90 days of 42 months after the termination of the offering, but no later than March 30, 2027.

The WR Fund invested in two drilling projects in the Company during the year ended March 31, 2023. The first drilling project, the Peabody AMI 12 No 18, hit oil in January 2023 and the second oil project, the Denmiss No 1 well is expected to be spudded in August 2023. The Company is still evaluating the economic viability of the Peabody AMI 12 No. 18 well.

Broker Dealer Acquisition

On January 23, 2023 the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with an entity (the “Seller”), which Seller is the sole member of another entity (the “Commenda” or the “Broker”), pursuant to which the Company agreed to purchase from the Seller all membership interests in the Broker in exchange for (i) payment of $70,000 in cash, (ii) prepaid expenses incurred or to be incurred by the Broker not to exceed $30,000, and (iii) up to $20,000 in transaction expenses incurred by the Seller in connection with the MIPA. In connection with the execution of the MIPA, the Company paid a $10,000 non-refundable deposit, which will be applied against the cash portion of the purchase consideration at closing. In February 2023, we filed a change of control application, referred to as a Continuing Membership Application or CMA, with FINRA in February 2023. In April 2023, we incurred a conflict with our proposed principal assigned as a control person of the broker-dealer post-acquisition and engaged new principals as control persons of the broker-dealer acquisition post-acquisition as well as engaged an outside advisory firm experienced in filing CMA applications. Upon re-filing the CMA application with the new principals, FINRA extended the CMA application start date to April 25, 2023 which provided the Company with 180 additional days to complete the acquisition from that date. The Company paid the sellers an additional $20,000 non-refundable payment in late May 2023 towards the acquisition price to further reiterate that the Company is committed to consummating this broker-dealer acquisition.

On August 10, 2023 we entered into an Amendment with the Seller to modify the MIPA and extend our time to close as follows:

●	The Seller agreed to extend the closing date to October 31, 2023;
●	If not closed by that date, the Seller agreed to a December 31st extension if we pay it $20,000 on November 1, 2023;
●	We agreed to pay Commenda’s prepaid operating and transactional expenses since January 1, 2023 which are estimated to be approximately $60,000;
●	We agreed to immediately pay the Seller $30,000 which is one-half of the final purchase price due as a non-refundable deposit; and
●	We agreed to promptly pay Commenda’s operating expenses each month.

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

Employment Agreements and RSUs

The Company’s Board of Directors approved Executive Employment Agreements pursuant to which our executive officers are entitled to the following compensation and other rights:

Randy May, our Chief Executive Officer, is receiving an annual base salary of $400,000, which has increased to $420,000 for the cost of living adjustment and was granted 5,000,000 shares of restricted common stock (since cancelled on December 1, 2022 and replaced with 5,000,000 RSUs with half of the RSUs vesting annually over a five-year period and the remainder vesting based on performance metrics set forth in the Agreement. Under his Agreement, Mr. May was also granted the following rights related to the Company’s oil and gas operations:

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

Jay Puchir, our Chief Financial Officer, is receiving an annual base salary of $350,000, which has increased to $367,500 for the cost of living adjustment and was granted 5,000,000 shares of restricted common stock (since cancelled on December 1, 2022 and was granted 5,000,000 RSU) with half of the RSUs vesting annually over a five-year period and the remainder vesting based on performance metrics set forth in the agreement. Under his Agreement, Mr. Puchir was also granted the following rights related to the Company’s oil and gas operations:

(A) a 5% overriding royalty interest or carried working interest during the term of his employment.

(B) a 10% Participation Right otherwise identical to Mr. May’s.

Alisa Horgan, our Chief Administrative Officer and a member of our Board of Directors and Mr. May’s daughter, is receiving an annual base salary of $180,000, which has increased to $189,000 for the cost of living adjustment and was granted 2,000,000 shares of restricted common stock (since cancelled on December 1, 2022 and was granted 2,000,000 RSUs) with the RSUs vesting annually over a 10-year period.

Mrs. Horgan’s husband, Richard Horgan, Senior Vice President of M&A and our former Chief Executive Officer, is receiving an annual base salary of $200,000, which has increased to $210,000 for the cost of living adjustment and was granted 2,000,000 shares of restricted common stock (since cancelled on December 1, 2022 and was granted 2,000,000 RSUs) with the RSUs vesting annually over a 10-year period.

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

In addition, the Company agreed to the following compensation for each non-employee director:

(A) an annual grant of $100,000 in RSUs which will vest on the final business day of each quarter equal to one-fourth of the total stipend, or $25,000 per quarter, with the number of shares to be determined based on the volume weighted average price of the Company’s common stock as of each quarterly vesting (the “RSU Grant”).

(B) an annual cash fee of $50,000 which will vest on the final business day of each quarter equal to one-fourth of the total fee, or $12,500 per quarter (the “Cash Fees”).

The director compensation set forth above is subject to upward adjustment upon the successful uplisting of the Company to a national securities exchange, whereupon the RSU Grant will be increased to $200,000 per year and the Cash Fees will be increased to $100,000 per year.

In addition, the Company entered into indemnification agreements with each of its officers and directors.

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

Each of Messrs. Cosgrove and Holley are eligible for quarterly bonuses as determined by Mr. Puchir with the approval of Mr. May. Each of Messrs. Cosgrove and Holley received a grant of 2,500,000 RSUs with 850,000 vested, 200,000 vesting each May for four years and the balance of 850,000 RSUs vesting on May 2028, subject in all cases to continued employment on each applicable vesting date. Messrs. Cosgrove and Holly each have 10% participation rights in future wells drilled by the Company except for the WR Fund, which rights apply to future investment partnerships the Company sponsors.

See Note 9 for applicable ASC 718 disclosures related to these grants.

Legal Matters

The Company is a party to two separate actions in the United States District Court, Western District of Louisiana (Alexandria Division) filed on December 30, 2021. In each complaint the plaintiffs namely, in one case Steve H. Crooks and Era Lea Crooks (Case No. 1:21-CV-04457) (“Louisiana Case 1”) and in the other case Ricky Shirley and Dana Shirley (Case No. 1:21-CV-04458) (“Louisiana Case 2”), as plaintiffs who own property in Louisiana filed complaint against multiple defendants, who are involved in oil and gas drilling and production, including White River Operating, LLC (the “Operator”). The other defendants in Louisiana Case 1 are Sanchez Oil & Gas Corporation and Day Town Operating LLC. The other defendants in Louisiana Case 2 are Sanchez Oil & Gas Corporation, Day Town Operating LLC, Pryme Energy, LLC, Belle Exploration, Inc. and Kepco Operating, Inc. The complaints allege that the Operator and the other defendants acted in bad faith in removing minerals from the plaintiffs’ property, and the plaintiffs seek to recover all proceeds from the Operator on the sale of production without deducting any costs. The two cases combined total $299,032 in estimated production. These cases are still in the early stages and management has concluded that there is a remote possibility of the plaintiff securing a favorable outcome and has not accrued for these amounts. The Operator maintains that their costs on the leases in question exceed the proceeds received from the sale of production.

The Company is the operator of leases that relate to a lawsuit filed in the 7th Judicial District Court, Concordia Parish, Louisiana filed by Ravenwood Lands of Louisiana, L.L.C. et. al. v. Chevron U.S. Inc., et. al (Docket No. 54134; Div. “A,” 7th JDC; Parish of Concordia; State of Louisiana). The Company received a verbal demand to plug wells that have no future utility in Concordia Parish to avoid being named in a lawsuit. In August 2022, the plaintiff filed the lawsuit alleging an environmental tort for contamination of groundwater and soil on plaintiffs’ lands, which lawsuit did not name the Company as a defendant although the Company had performed certain work, including the plugging and abandonment of a well, removal of certain equipment and upgrades at one of its tank battery facilities on the property. Moreover, the Company executed a tolling agreement that suspended the statute of limitations, which has been amended twice and currently expires in October 2023.

NOTE 14: CONCENTRATIONS

Customer Concentration. Four and four customers accounted for more than 10% of the accounts receivable balance at June 30, 2023 and March 31, 2023 for a total of 96% and 97% of accounts receivable, of which two of the customers in each of the periods have been reserved in the allowance for doubtful accounts, respectively. In addition, one and two customers represent approximately 96% and 95% of total revenues for the Company for the three months ended June 30, 2023 and 2022, respectively.

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

The Company reclassified the following operations to discontinued operations for the three months ended June 30, 2022.

	2023	2022
Revenue	$-	$212
Operating expenses	-	86,060
Other (income) loss	-	-
Net loss from discontinued operations	$-	$(85,848)

NOTE 16: SUBSEQUENT EVENTS

The following events occurred from July 1, 2023 up through the date of filing:

Effective July 1, 2023, Randy May was appointed Chief Executive Officer of the Company and Jay Puchir was appointed Chief Financial Officer of the Company.

On July 13, 2023, White River Private Capital Management (the “Manager”) and WR Fund, consolidated subsidiaries of the Company, entered into a Managing Broker-Dealer Agreement (the “Agreement”) with Emerson Equity LLC (the “Broker”), pursuant to which the Broker agreed to serve as the managing broker-dealer to assist in selling partnership units of the WR Fund in a private placement offering for gross proceeds of up to $50,000,000 on a “best efforts” basis. Under the Agreement, the Broker may enlist other broker-dealers which are members of the Financial Industry Regulatory Authority to assist in the selling efforts as part of the selling group for the offering. As compensation for its services, the Broker will be entitled to receive the following compensation: (i) a selling commission of up to 6% of the gross proceeds from units sold by the Broker in the offering (“Total Sales”), which may be allocated to other selling group members, (ii) a placement fee equal to 1.5% of Total Sales, and (iii) a wholesaler fee equal to up to 1.25% of the Total Sales, which may be allocated to other wholesalers in the offering (including potentially to affiliates of the Broker), and (iv) a marketing diligence allowance equal to up to 1% of the Total Sales, which may be allocated to other selling group members. Under the Agreement, the WR Fund reserves the right to accept or reject any investments in the offering, and to terminate the offering, in its discretion.

On July 27, 2023, the Company granted 500,000 shares of common stock to a business development advisor for services rendered. The shares were valued at $1.24 per share ($620,000).

On July 27, 2023, the Company purchased supplies to be used in the current drilling projects for $389,174 from Sky3D, LLC, an entity controlled by Randy May, our Chief Executive Officer. The related party agreed to payment for these items to be in the form of a credit to the related party payable the Company has with the related party.

See Note 7 related to the Company’s senior convertible debt. On August 10, 2023, the Company entered into a second amendment to the SPA and Note pursuant to which the maturity date of the Note was extended to December 16, 2023. In connection with this amendment, the Company also entered into a new SPA with the same lender and borrowed an additional $1 million and issued the lender, a private family trust, an additional Original Issue Discount Convertible Note of $1,111,111 (“Note 2”) and with identical terms as the December 2022 Note. The Company’s Chief Executive Officer and Chief Financial Officer personally guaranteed Note 2 similar to their guarantees of the Note. In addition, the Company agreed to provide the lender with a carried working interest in one or more productive oil wells in an amount to be mutually agreed by the parties, and that if such interest does not result in revenue to the lender of at least $1,111,111 within 24 months from the date of the amendment, to pay the lender the difference between such amount and the amount actually received by the lender pursuant to the carried working interest. Finally, the Company issued the lender participation rights equal to 15% of any future wells drilled.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the planned spin-off by BitNile Metaverse, Inc., formerly known as Ecoark Holdings, Inc. (“Ecoark”) of our common stock issuable upon conversion of its preferred stock, the expected results from and trends and developments in our oil drilling and related activities, future plans for and anticipated transactions and relationships with respect to our oil and gas portfolio and operations, our expectations with respect to the WR Fund, as defined below, our working capital needs and liquidity issues, expectations with respect to Ault Energy and the resale of working interests, potential financings through the sale of our common stock or other securities, the subsequent use and sufficiency of the proceeds from any capital raising methods we may undertake to fund our operations, and our planned acquisition of a broker-dealer to assist us in our fund raising efforts. All statements other than statements of historical facts contained in this Report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include oil and gas price volatility and the continuation of high oil prices, the impact of the Securities and Exchange Commission’s (“SEC”) proposed climate change rules on us including enhanced regulatory compliance costs, the Russian invasion of the Ukraine, inflation and Federal Reserve interest rate increases in response thereto on the economy including a possible recession which could result, supply chain shortages, the future prices of, and demand for, oil and gas, our ability to efficiently develop our current oil reserves and economically find or acquire additional recoverable reserves, and general risks related to drilling operations, together with those risk factors contained in our Form 10-K for the year ended March 31, 2023, our Registration Statement filed with the SEC, as amended, and the risk factor contained in item 1A of this Report. We may also encounter regulatory delays in causing the Registration Statement to go effective with the SEC in connection with Ecoark’s planned spin-off of shares of our common stock and the PIPE offering. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Company Overview

White River Energy Corp (“White River” or the “Company”) operates in the oil and gas industry, with a focus on exploration, production and drilling operations on approximately 30,000 cumulative acres of active mineral leases in Louisiana and Mississippi through White River Holdings Corp. (“White River Holdings”). Prior to the White River Holdings acquisition, the Company was formerly in the early stages of operations in the online sporting goods space, and was planning to operate as a retail distributor of cannabis products in California. In September 2022, the Company sold each of these entities to focus exclusively on its core business in the energy sector through its oil and gas operations.

White River also manages White River Energy Partners I LP (the “WR Fund”), which is consolidated for accounting purposes by the Company as White River Energy Partners Management I LLC, the Company’s subsidiary (the “Manager”), is the only managing general partner of the WR Fund and has the power to deploy the investments from the WR Fund into the Company for the various drilling projects they undertake. A subsidiary of the Company is the managing partner of the WR Fund. The Company’s subsidiary, the managing general partner contributed $100 as a capital contribution, and the remaining ownership held by the limited partners are reflected as non-controlling interest. The WR Fund was formed to provide the Company with a non-dilutive source of capital to fund its oil and gas drilling ventures.

Oil and Gas Properties

As of June 30, 2023, our oil and gas acreage was comprised of approximately 30,000 cumulative acres of active mineral leases in Louisiana and Mississippi. During the three months ended June 30, 2023 (“FQ 2023”) period and continuing presently, we continue to focus on expanding our exploration and production footprint and capabilities by acquiring real property and working interests in oil and gas mineral leases and drilling exploratory wells.

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

Business Update

During the period covered by this Report, the Company has continued its efforts to grow its oil and gas exploration and drilling business. As of August 3, 2023, the Company has 11 productive wells in operation.

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

Oil and Natural Gas Reserves

As of June 30, 2023 all of our proved oil and natural gas reserves were located in the United States, specifically in Mississippi and Louisiana.

For more information on our oil and natural gas reserves, we refer you to our Annual Report on Form 10-K filed with the SEC on June 29, 2023.

Drilling and other exploratory activities

During the three months ended June 30, 2023 (“FQ 2023”) , we undertook three drilling programs in Holmes County, MS, Concordia Parish, LA and Rankin County. MS.

Present activities

The Company is assessing all of its properties at the present time to determine any future drilling activities to commence.

Delivery commitments

The Company is not currently committed to provide a fixed and determinable quantity of oil and gas in the near future under existing contracts or agreements.

Results of Operations

Results of Operations for FQ 2023 compared to the three months ended June 30, 2022 (“FQ 2022”)

White River Holdings has included in their historical consolidated financial statements certain operating expenses and other income (expense) from Ecoark that have been allocated to them in the FQ 2022 which are part of the Condensed Consolidated Statements of Operations. The allocations represented charges incurred by Ecoark for certain corporate, infrastructure and shared services expenses, including legal, human resources, payroll, finance and accounting, employee benefits, insurance, information technology, telecommunications, treasury, and other expenses. Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount, asset, or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented pursuant to SAB Topic 1.B.1. The allocations may not, however, reflect the expense White River Holdings would have incurred as a standalone company for the periods presented. These costs also may not be indicative of the expenses that White River Holdings will incur in the future or would have incurred if White River Holdings had obtained these services from a third party. There were no allocations in FQ 2023.

Revenues

Revenues for FQ 2023 of $195,937 compared to FQ 2022 of $116,461, with the increase primarily related the higher average oil prices compared to FQ 2022. Production was comparable FQ 2023 to FQ 2022 for the wells that were online.

We expect our revenues to continue to increase in this fiscal year as a result of the drilling projects we expect to complete in the remainder of this fiscal year ending March 31, 2024 as we complete the projects currently being drilled.

Costs and Expenses

The following table shows costs and expenses for FQ 2023 and FQ 2022:

	FQ 2023	FQ 2022
Costs and Expenses
Lease operating expenses	$105,448	$92,543
Salaries and salaries related costs	4,829,951	445,605
Professional and consulting fees	814,273	-
Selling, general and administrative costs	2,814,530	1,307,940
Depreciation, amortization, depletion, accretion and impairment (a)	317,564	168,864
	$8,881,766	$2,014,952

Costs and expenses in FQ 2023 totaled $8,881,766 compared to $2,014,952 for FQ 2022. The significant increases from FQ 2022 to FQ 2023 were the result of stock-based compensation of $3,720,054 (included in salaries and salaries related costs), bad debt expense related to joint interest billing receivables and receivables under participation agreements, additional management salaries, and professional fees incurred in FQ 2023 related to our regulatory filings, including our registration statement on Form S-1 for Ecoark’s spin-off of our common stock and the PIPE offering.

(a)	The following is the composition of our depreciation, amortization, depletion, accretion and impairment for the three months ended June 30, 2023 and 2022.

	June 30, 2023	June 30, 2022

Impairment	$141,965	$28,265
Depletion	57,811	102,223
Accretion	31,013	18,346
Depreciation	86,775	20,030

	$317,564	$168,864

The impairment charges were the result of the ceiling test calculations we perform every quarter. The depletion changes are the result of less wells producing from 2022 to 2023. The depreciation increase in 2023 is the result of the purchase of our own drilling and workover rigs that are being depreciated in 2023 that we did not have in 2022.

We expect our costs and expenses to continue increase in our current fiscal year ending March 31, 2024 as a result of increased drilling projects as well as anticipated increases in stock-based compensation related to the granted RSUs on December 2, 2022 as well more recent equity grants including those in FQ 2023 and the recent grant referred to in Note 16. Subsequent Events. The Company is currently incurring material start-up costs related to the roll-out of both its Fund and the acquisition of its broker-dealer which are expected to cost approximately $4,000,000 over the next 12 months on a cash basis and also include equity grants which could cost approximately $7,500,000 in non-cash equity compensation over the next five years due to stock grant vesting terms. The Company, however, expects to realize significantly more than that in allowable commission revenue over the next 12 months as these functions are expected to raise up to $50,000,000 in drilling capital for the Company prior to December 31, 2023 based on the offering of the WR Fund. The significant cost relates to salaries, benefits and equity grants to two new key securities salesmen the Company recently hired to spearhead capital raising for the WR Fund. The salaries and related share-based compensation to the two individuals are expected to add approximately $4,000,000 in the remainder of the year ending March 31, 2024.

Other Income (Expense)

The following table shows other income (expense) for FQ 2023 and FQ 2022:

	FQ 2023	FQ 2022
Change in fair value of derivative liabilities	$(2,343,320)	$-
Derivative expense	(2,427,596)	-
Amortization of original issue discount	(56,354)	-
Amortization of debt discount on convertible note	(358,194)	-
Amortization of discount on Series C Preferred Stock	(1,145,441)	-
Interest expense, net of interest income	(150,134)	(2,205)
	$(6,481,039)	$(2,205)

Total other expense was ($6,481,039) in FQ 2023 compared to other expense of ($2,205) in FQ 2022. The increase was primarily the derivative expense related to the warrants issued in connection with the PIPE offering for ($2,427,596), the change in the fair value of the derivative liability of ($2,343,320), and the amortization of debt discount, non-cash original issue discount on the convertible note and amortization of discount related to the Series C preferred stock increased our other expenses in FQ 2023.

Net Loss

Net loss from continuing operations for FQ 2023 was $15,166,868 as compared to net loss from continuing operations of $1,900,696 for FQ 2022. The increase in net loss was primarily due to the items discussed above. Approximately 83% of loss from operations was from non-cash charges including bad debt, depreciation, amortization, impairment, depletion and accretion in FQ 2023, compared to approximately 9% in FQ 2022.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are revenue generated from operations, levels of accounts receivable and accounts payable and capital expenditures.

FQ 2023 and FQ 2022

Net cash (used in) operating activities was $(2,774,637) for FQ 2023, as compared to net cash (used in) operating activities of ($699,938) for FQ 2022. Cash used in operating activities for FQ 2022 was primarily caused by White River Holdings net loss partially offset by adjustments including depreciation, amortization, depletion and accretion, share-based compensation, bad debt expenses and losses on the sale of fixed assets and disposal or abandonment of oil and gas properties as well as amounts allocated from Ecoark and changes in amounts due to Ecoark. In FQ 2023, the net cash used in operating activities was caused by the net loss offset by non-cash items such as depreciation, depletion, impairment, stock-based compensation, derivative expense and the change in fair value of the derivative liability as well as the net changes in our assets and liabilities that yielded an offset to the loss of approximately $12.4 million.

Net cash (used in) investing activities for FQ 2023 was $(898,986) compared to net cash provided for investing activities of $394,399 for FQ 2022. In FQ 2023, the cash used in investing activities primarily related to purchases of oil and gas properties, net of asset retirement obligations, and purchases of fixed assets. Net cash provided by investing activities in FQ 2022 were comprised of proceeds from the sale of oil and gas properties as we sold various leases that had large plugging liabilities, partially offset by purchases of oil and gas properties, net of asset retirement obligations.

In FQ 2023, net cash provided by financing activities was $3,098,464 related to proceeds received from related party advances and our Series C Preferred Stock offset by repayment of long-term debt. Net cash provided by financing activities for FQ 2022 was $255,539 arising from an increase in cash overdraft and from proceeds received from long-term debt.

Available Cash

As of August 10, 2023, the Company has approximately $1,312,280 in cash and cash equivalents.

The Company does not have available cash resources to meet its working capital needs for the next 12 months. We are relying upon the future results of our two new key executives in selling WR Fund units which in turn will, if successful, raise substantial capital for the WR Fund and at some point eliminate our need to pay their salaries since the commissions payable to them will eliminate the Company’s obligation. We have relied upon related party loans, principally from our Chief Executive Officer.

Ecoark had previously entered into a written Participation Agreement with Ault Energy, LLC (“Ault Energy”), a subsidiary of Ault Alliance, Inc. (“Ault”). After we acquired Ecoark’s oil and gas exploration and drilling business, we orally agreed to provide Ault Energy with similar rights. In furtherance of this understanding, we entered into written Participation Agreements with Ault Energy. As a result of delays in Ault Energy meeting its payment obligations, on April 4, 2023 we entered into an agreement with Ecoark and with Ault (dated March 29, 2023) under which the parties agreed we were owed $3.25 million for the participation rights, and Ecoark agreed to pay us up to $3.25 million in exchange for Ault Energy agreeing to the redemption of shares of its preferred stock of Ecoark. As of August 8, 2023, the balance due the Company from Ecoark was $1,380,627 from under this agreement. The sums received were credited to the project on the Company’s mineral lease located in Concordia Parish, Louisiana. In addition, Ault Energy has a payable to the Company of $364,942 relating to other drilling obligations. The Company has reserved both the $1,380,627 and the $364,942 due from Ault Energy as of June 30, 2023.

Based upon Ecoark’s public filings with the SEC, Ecoark has no cash resources and we are uncertain if it will make any further payments although Ault’s Executive Chairman has assured us Ecoark will pay us. While we understand from public filings that Ault has recently raised capital, given their liquidity issues, we cannot predict with certainty if and when we will receive the remaining balance due or any portion thereof from Ault for these participation rights.

Due to Ault Energy’s failure to make timely payments of the full amounts, the Company has concluded that Ault Energy’s participation rights are no longer enforceable except for amounts previously paid and for which all other obligations of Ault Energy have been satisfied. The Company is under no obligation to offer Ault Energy participation rights in the future, although it may do so voluntarily. We are seeking a replacement source of capital for one or more investors to acquire Ault Energy’s interests in the affected wells. As another option, if we are unable to collect payment, we may seek to exercise creditors’ remedies for the unpaid amounts.

On July 13, 2023, the Manager and the WR Fund entered into a Managing Broker-Dealer Agreement with Emerson Equity LLC (the “Broker”), pursuant to which the Broker agreed to serve as the managing broker-dealer to assist in selling partnership units of the WR Fund in a private placement offering for gross proceeds of up to $50,000,000 on a “best efforts” basis, which it may undertake with the efforts of other broker-dealers, in exchange for compensation consisting of (i) a selling commission of up to 6% of the gross proceeds from units sold by the Broker in the offering (“Total Sales”), (ii) a placement fee equal to 1.5% of Total Sales, (iii) a wholesaler fee equal to up to 1.25% of the Total Sales, and (iv) a marketing diligence allowance equal to up to 1% of the Total Sales. The Broker is currently seeking to raise capital using other broker-dealers it with which has a relationship. Our two senior executives we recently hired are associated persons with the Broker.

As disclosed under “Unregistered Sales of Equity Securities and Use of Proceeds,” on August 10, 2023, the Company extended the maturity date of the 10% Senior Secured Promissory Note (the “Note”) originally issued on December 20, 2022 to December 16, 2023. It also entered into a new Securities Purchase Agreement with the same lender, borrowed $1,000,000 and issued an additional Note having a principal amount of $1,111,111 and with identical terms as the December 2022 Note as amended, and agreed to provide the lender with a carried working interest in one or more productive oil wells in an amount to be mutually agreed by the parties, and that if such interest does not result in revenue to the lender of at least $1,111,111 within 24 months from the date of the amendment, to pay the lender the difference between such amount and the amount actually received by the lender pursuant to the carried working interest.

Finally, the Company is exploring various forms of financing which could serve as a bridge financing to help White River sustain operations until the broker-dealer or investment bank are able to raise capital for the Company.

The Company will continue to require additional capital from either the WR Fund or from other sources to assist in their operations and drilling projects. The raising of additional funds may be on terms that continue to dilute the current shareholders.

Critical Accounting Policies, Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We evaluate our estimates and assumptions on an ongoing basis and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for the judgments we make about the carrying value of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties.

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Form 10-K. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” in our notes to the consolidated financial statements in this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation as of the end of the period covered by this Report, Mr. Randy May, our Chief Executive Officer and Mr. Jay Puchir, our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

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

The Company is a party to two separate actions in the United States District Court, Western District of Louisiana (Alexandria Division) filed on December 30, 2021. In each complaint the plaintiffs namely, in one case Steve H. Crooks and Era Lea Crooks (Case No. 1:21-CV-04457) (“Louisiana Case 1”) and in the other case Ricky Shirley and Dana Shirley (Case No. 1:21-CV-04458) (“Louisiana Case 2”), as plaintiffs who own property in Louisiana filed complaint against multiple defendants, who are involved in oil and gas drilling and production, including White River Operating, LLC (the “Operator”). The other defendants in Louisiana Case 1 are Sanchez Oil & Gas Corporation and Day Town Operating LLC. The other defendants in Louisiana Case 2 are Sanchez Oil & Gas Corporation, Day Town Operating LLC, Pryme Energy, LLC, Belle Exploration, Inc. and Kepco Operating, Inc. The complaints allege that the Operator and the other defendants acted in bad faith in removing minerals from the plaintiffs’ property, and the plaintiffs seek to recover all proceeds from the Operator on the sale of production without deducting any costs. The two cases combined total $299,032 in estimated production. These cases are still in the early stages and management has concluded that there is a remote possibility of the plaintiff securing a favorable outcome and has not accrued for these amounts. The Operator maintains that their costs on the leases in question exceed the proceeds received from the sale of production.

The Company is the operator of leases that relate to a lawsuit filed in the 7th Judicial District Court, Concordia Parish, Louisiana filed by Ravenwood Lands of Louisiana, L.L.C. et. al. v. Chevron U.S. Inc., et. al (Docket No. 54134; Div. “A,” 7th JDC; Parish of Concordia; State of Louisiana). The Company received a verbal demand to plug wells that have no future utility in Concordia Parish to avoid being named in a lawsuit. In August 2022, the plaintiff filed the lawsuit alleging an environmental tort for contamination of groundwater and soil on plaintiffs’ lands, which lawsuit did not name the Company as a defendant although the Company had performed certain work, including the plugging and abandonment of a well, removal of certain equipment and upgrades at one of its tank battery facilities on the property. Moreover, the Company executed a tolling agreement that suspended the statute of limitations, which has been amended twice and currently expires in October 2023.

ITEM 1A – RISK FACTORS

In addition to the below Risk Factor, see also the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 and Registration Statement on Form S-1 (File No. 333-268707) for the Risk Factors applicable to the Company and its securities.

If we are unable to collect sums due to us for certain participation rights, we could experience material adverse consequences on our business and financial condition.

As described elsewhere in this Report, in connection with its participation rights in various drilling projects, as of August 4, 2023 Ault Energy, a subsidiary of Ault, owes us $1,745,569 in obligations related to various drilling projects. We entered into an agreement on April 4, 2023 with Ecoark and Ault (dated March 29, 2023) with the goal of permitting Ecoark to pay us the sums due on behalf of Ault. However, due to Ecoark’s lack of cash resources, we may not receive any further amounts. Further, the Company also has very limited cash resources as of the date of this Report in part due to the failure of Ault Energy and Ecoark to pay these obligations. As a result, as a practical matter, the Company’s most realistic option is to provide notice to Ault Energy that it will terminate Ault’s rights under the Participation Agreement and either find other investors or if the well begins production use the production that Ault would have received to fund the Company’s operations. The failure to receive the sums due has exacerbated the Company’s liquidity problems. The failure to receive the payments could have a material adverse effect on our business and financial condition, and your investment in us. The Company has reserved the sums due from Ault Energy as of June 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10, 2023, the Company borrowed $1,000,000 from Smithline Family Trust I, an accredited investor, and issued it a 10% Original Issue Discount Convertible Promissory Note due December 16, 2023. The foregoing transaction was were not registered under the Securities Act of 1933 and was exempt from registration pursuant to Section 4(a)(2) thereof and Rule 506(b) promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Secured Loan Amendment and Financing

As disclosed under “Part I – Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” on August 10, 2023, the Company extended the maturity date of the 10% Senior Secured Promissory Note (the “Note”) originally issued on December 20, 2022 to December 16, 2023. The Company also entered into a new Securities Purchase Agreement with the same lender, borrowed $1,000,000 and issued an additional Note having a principal amount of $1,111,111 and with identical terms as the December 2022 Note as amended, and agreed to provide the lender with a carried working interest in one or more productive oil wells in an amount to be mutually agreed by the parties, and that if such interest does not result in revenue to the lender of at least $1,111,111 within 24 months from the date of the amendment, to pay the lender the difference between such amount and the amount actually received by the lender pursuant to the carried working interest. Finally, the Company issued the lender participation rights equal to 15% of any future wells drilled.

In connection with the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer personally guaranteed the August 2023 similar to their guarantees of the December 2022 Note. The terms of the December 2022 Note and related agreements were previously disclosed on the Company’s Current Report on Form 8-K filed on December 21, 2022.

MIPA Amendment

As disclosed under Note 2 to the financial statements contained in this Report, on August 10, 2023 we entered into an Amendment with the Seller to modify the MIPA and extend our time to close as follows:

●	The Seller agreed to extend the closing date to October 31, 2023;
●	If not closed by that date, the Seller agreed to a December 31st extension if we pay it $20,000 on November 1, 2023;
●	We agreed to pay Commenda’s prepaid operating and transactional expenses since January 1, 2023 which are estimated to be approximately $60,000;
●	We agreed to immediately pay the Seller $30,000 which is one-half of the final purchase price due as a non-refundable deposit; and
●	We agreed to promptly pay Commenda’s operating expenses each month.

The foregoing descriptions do not purport to be complete and is qualified in its entirety by the full text of the agreements related thereto, copies of which are filed as exhibits to this Report.

ITEM 6 – EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	8/12/2022	3.1
3.1(a)	Certificate of Amendment to the Articles of Incorporation	8-K	9/30/2022	3.1
3.1(b)	Certificate of Amendment to the Articles of Incorporation	8-K	9/20/2022	3.1
3.2	Amended and Restated Bylaws of Fortium Holdings Corp.	8-K	8/19/2022	3.1
3.2 (a)	Amendment No. 1 to the Amended and Restated Bylaws	8-K	7/7/2023	3.1
3.3	Certificate of Designation of Series A Convertible Preferred Stock	8-K	7/29/2022
3.3(a)	Certificate of Amendment to the Certificate of Designation of Series A Convertible Preferred Stock	8-K	9/27/2022	3.1
3.3(b)	Certificate of Correction to the Certificate of Designation of Series A Convertible Preferred Stock	8-K	8/25/2022	3.1
3.4	Certificate of Designation of Series B Preferred Stock	8-K	7/29/2022	3.1
3.5	Certificate of Designation of Series C Convertible Preferred Stock	8-K	10/25/2022	3.1
10.1	Amendment dated May 10, 2023	10-K	6/29/2023	10.28
10.2	Employment Agreement with Colin Cosgrove+	S-1/A	7/5/2023	10.29
10.3	Employment Agreement with Zack Holley+	S-1/A	7/5/2023	10.30
10.4	Letter Agreement with Colin Cosgrove and Zack Holley+	S-1/A	7/5/2023	10.31
10.5	Managing Broker-Dealer Agreement+	8-K	7/19/2023	10.1
10.6	Form of Amended and Restated Limited Partnership Agreement	S-1/A	7/25/2023	10.32
10.7	Amendment to Securities Purchase Agreement dated December 20, 2022+				Filed
10.8	Securities Purchase Agreement+				Filed
10.9	$1,111,111 Senior Secured Convertible Note+				Filed
10.10	Guarantee				Filed
10.11	Security Agreement+				Filed
10.12	Registration Rights Agreement				Filed
10.13	Amendment to Membership Interest Purchase Agreement				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed

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

WHITE RIVER ENERGY CORP

Dated: August 11, 2023	By:	/s/ Randy May
Randy May
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jay Puchir
Jay Puchir
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

