Form 10-Q/A
period 2023-06-30
White River Energy Corp.
filed 2023-08-14
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

FORM 10-Q/A

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

Explanatory Note

This amendment No. 1 on Form 10-Q amends the quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2023 filed by White River Energy Corp on August 11, 2023 solely to correct Exhibit 32.1 which inadvertently referred to the incorrect period in the original filing. The Form 10-Q continues to speak as of its date, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Form 10-Q other than as expressly indicated in this amendment.

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

ITEM 6 – EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	8/12/2022	3.1
3.1(a)	Certificate of Amendment to the Articles of Incorporation	8-K	9/30/2022	3.1
3.1(b)	Certificate of Amendment to the Articles of Incorporation	8-K	9/20/2022	3.1
3.2	Amended and Restated Bylaws of Fortium Holdings Corp.	8-K	8/19/2022	3.1
3.2 (a)	Amendment No. 1 to the Amended and Restated Bylaws	8-K	7/7/2023	3.1
3.3	Certificate of Designation of Series A Convertible Preferred Stock	8-K	7/29/2022
3.3(a)	Certificate of Amendment to the Certificate of Designation of Series A Convertible Preferred Stock	8-K	9/27/2022	3.1
3.3(b)	Certificate of Correction to the Certificate of Designation of Series A Convertible Preferred Stock	8-K	8/25/2022	3.1
3.4	Certificate of Designation of Series B Preferred Stock	8-K	7/29/2022	3.1
3.5	Certificate of Designation of Series C Convertible Preferred Stock	8-K	10/25/2022	3.1
10.1	Amendment dated May 10, 2023	10-K	6/29/2023	10.28
10.2	Employment Agreement with Colin Cosgrove+	S-1/A	7/5/2023	10.29
10.3	Employment Agreement with Zack Holley+	S-1/A	7/5/2023	10.30
10.4	Letter Agreement with Colin Cosgrove and Zack Holley+	S-1/A	7/5/2023	10.31
10.5	Managing Broker-Dealer Agreement+	8-K	7/19/2023	10.1
10.6	Form of Amended and Restated Limited Partnership Agreement	S-1/A	7/25/2023	10.32
10.7	Amendment to Securities Purchase Agreement dated December 20, 2022+				Filed^^
10.8	Securities Purchase Agreement+				Filed^^
10.9	$1,111,111 Senior Secured Convertible Note+				Filed^^
10.10	Guarantee				Filed^^
10.11	Security Agreement+				Filed^^
10.12	Registration Rights Agreement				Filed^^
10.13	Amendment to Membership Interest Purchase Agreement				Filed^^
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	Inline XBRL Instance Document.				Filed^^
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed^^
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed^^
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed^^
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed^^
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed^^
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed^^

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

^^ Previously filed with our Form 10-Q, originally filed with the SEC on August 11, 2023, which is amended hereby.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE RIVER ENERGY CORP

Dated: August 14, 2023	By:	/s/ Randy May
Randy May
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jay Puchir
Jay Puchir
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

