Form 10-Q
period 2023-09-30
White River Energy Corp.
filed 2023-11-08
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

As of November 7, 2023, the issuer had 18,079,468 shares of common stock, $0.0001 par value per share, outstanding.

2

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 (UNAUDITED) AND MARCH 31, 2023

	SEPTEMBER 30,	MARCH 31,
	2023	2023
	(UNAUDITED)
ASSETS
CURRENT ASSETS:

Cash (including $252,781 and $251,778 in restricted cash)	$298,401	$827,790
Accounts receivable, net of allowance for doubtful accounts	121,945	54,854
Accounts receivable - related parties	1,067,479	957,641
Receivable - Participation Agreement, net of allowance for doubtful accounts	-	1,440,598
Inventories - Crude Oil	14,898	16,821
Prepaid expenses and other current assets	578,985	334,264

Total current assets	2,081,708	3,631,968

NON-CURRENT ASSETS:
Property and equipment, net	3,130,054	3,251,432
Right of use asset - operating lease	29,120	100,644
Right of use asset - financing lease	155,870	175,139
Oil and gas properties, full cost-method	711,546	1,285,177
Unevaluated wells in progress	4,137,815	3,244,653
Other assets	540,029	630,531

Total non-current assets	8,704,434	8,687,576

TOTAL ASSETS	$10,786,142	$12,319,544

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$4,113,731	$3,501,283
Accrued liabilities	671,989	406,669
Cash overdraft	122,722	-
Derivative liabilities	19,992,015	10,483,371
Deferred drilling costs	33,420	317,350
Related party advances	6,452,492	1,182,250
Series C Preferred Stock	-	6,488,178
Convertible notes payable, net of discount	1,949,356	972,831
Current portion of long-term debt	88,826	104,950
Current portion of lease liability - operating lease	31,235	108,117
Current portion of lease liability - financing lease	34,607	31,629

Total current liabilities	33,490,393	23,596,628

NON-CURRENT LIABILITIES
Lease liability - operating lease, net of current portion	-	2,119
Lease liability - financing lease, net of current portion	95,577	113,659
Long-term debt, net of current portion	172,243	208,046
Asset retirement obligations	1,526,581	1,463,931

Total non-current liabilities	1,794,401	1,787,755

Total Liabilities	35,284,794	25,384,383

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY - Non-controlling interest	3,250,000	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A - 1,200 shares issued and outstanding	1	1
Series B - no shares issued and outstanding	-	-
Series C - 0 and 205.8726308 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized and 19,299,433 and 10,166,667 shares issued and outstanding	1,930	1,017
Subscription receivable	(290,000)	-
Additional paid in capital	59,274,756	43,453,095
Accumulated deficit	(86,735,339)	(59,768,952)

Total White River Energy Corp stockholder’s equity (deficit)	(27,748,652)	(16,314,839)
Non-controlling interest	-	3,250,000

Total stockholders’ equity (deficit)	(27,748,652)	(13,064,839)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,786,142	$12,319,544

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	SIX MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2023	2022	2023	2022

REVENUES	$382,341	$356,741	$186,404	$240,279

COSTS AND EXPENSES
Lease operating expenses	174,758	292,543	69,310	187,095
Salaries and salaries related costs	8,781,467	2,321,066	3,951,516	1,875,461
Professional and consulting fees	2,192,412	319,274	1,378,139	272,611
Selling, general and administrative costs	4,286,887	4,114,756	1,472,357	2,780,355
Depreciation, amortization, impairment, depletion, and accretion	945,395	6,209,893	627,831	6,041,209

Total costs and expenses	16,380,919	13,257,532	7,499,153	11,156,731

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE)	(15,998,578)	(12,900,791)	(7,312,749)	(10,916,452)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	(5,919,700)	-	(3,576,380)	-
Derivative expense	(3,263,470)	-	(835,874)	-
Amortization of debt discount - Convertible Note	(709,858)	-	(351,664)	-
Amortization of discount - Series C Preferred Stock	(1,145,441)	-	-	-
Gain on disposal of fixed assets	173,949	-	173,949	-
Other income	329,039	-	329,039	-
Amortization of original issue discount of convertible note	(217,141)	-	(160,787)	-
Interest expense, net of interest income	(215,187)	(4,123)	(65,053)	(1,918)
Total other (expense)	(10,967,809)	(4,123)	(4,486,770)	(1,918)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME
TAXES	(26,966,387)	(12,904,914)	(11,799,519)	(10,918,370)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(85,848)	-	(85,848)
Loss on disposal of discontinued operations	-	(144,654)	-	(144,654)
Total discontinued operations	-	(230,502)	-	(230,502)

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(26,966,387)	(13,135,416)	(11,799,519)	(11,148,872)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(26,966,387)	$(13,135,416)	$(11,799,519)	$(11,148,872)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	-	-

NET LOSS ATTRIBUTABLE TO WHITE RIVER ENERGY CORP	$(26,966,387)	$(13,135,416)	$(11,799,519)	$(11,148,872)

NET (LOSS) EARNINGS PER SHARE - BASIC
Continuing operations	$(2.57)	$(1.54)	$(1.09)	$(1.30)
Discontinued operations	-	(0.03)	-	(0.03)
NET (LOSS) EARNINGS PER SHARE	$(2.57)	$(1.57)	$(1.09)	$(1.33)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (*)	10,495,552	8,400,000	10,779,079	8,400,000

NET (LOSS) EARNINGS PER SHARE - DILUTED	$(2.57)	$(1.57)	$(1.09)	$(1.33)

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (*)	10,495,552	8,400,000	10,779,079	8,400,000

(*)	Since the retroactive treatment is reflected and there were only Series A preferred shares issued in the exchange, no EPS for the prior periods are reflected. The 1,200 Series A convert into 42,253,521 common shares.

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Series A Preferred Stock		Common Stock		Subscription	Additional Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total

Balance - March 31, 2022	1,200	$1	-	$-	$-	$25,660,896	$(16,678,975)	$-	$8,981,922

Advances from BitNile Metaverse, Inc. to White River Holdings Corp, net	-	-	-	-	-	2,597,455	-	-	2,597,455
Net loss for the period	-	-	-	-	-	-	(1,986,544)	-	(1,986,544)

Balance - June 30, 2022	1,200	$1	-	$-	$-	$28,258,351	$(18,665,519)	$-	$9,592,833

Advances from BitNile Metaverse, Inc. to White River Holdings Corp, net	-	-	-	-	-	1,297,322	-	-	1,297,322
To reflect the reverse merger of White River Holdings Corp, net	-	-	8,400,000	840	-	5,963,160	-	-	5,964,000
To record contribution of capital by BitNile Metaverse, Inc.	-	-	-	-	-	3,000,000	-	-	3,000,000
Stock-based compensation	-	-	-	-	-	657,935	-	-	657,935
Net loss for the period	-	-	-	-	-	-	(11,148,872)	-	(11,148,872)

Balance - September 30, 2022	1,200	$1	8,400,000	$840	$-	$39,176,768	$(29,814,391)	$-	$9,363,218

Balance - March 31, 2023	1,200	$1	10,166,667	$1,017	$-	$43,453,095	$(59,768,952)	$3,250,000	$(13,064,839)

Preferred shares issued in PIPE, net of classification as liability	-	-	-	-	-	-	-	-	-
Common stock issued for services	-	-	167,133	17	-	(17)	-	-	-
Stock-based compensation	-	-	-	-	-	3,720,054	-	-	3,720,054
Net loss for the period	-	-	-	-	-	-	(15,166,868)	-	(15,166,868)

Balance - June 30, 2023	1,200	$1	10,333,800	$1,034	$-	$47,173,132	$(74,935,820)	$3,250,000	$(24,511,653)

Preferred shares issued in PIPE, net of classification as liability	-	-	-	-	-	-	-	-	-
Common stock issued for services	-	-	500,000	50	-	619,950	-	-	620,000
Conversion of Series C Preferred stock to common stock	-	-	8,465,633	846	(290,000)	9,063,773	-	-	8,774,619
Stock-based compensation	-	-	-	-	-	2,417,901	-	-	2,417,901
Reclassification of non-controlling interest to temporary equity	-	-	-	-	-	-	-	(3,250,000)	(3,250,000)
Net loss for the period	-	-	-	-	-	-	(11,799,519)	-	(11,799,519)

Balance - September 30, 2023	1,200	$1	19,299,433	$1,930	$(290,000)	$59,274,756	$(86,735,339)	$-	$(27,748,652)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	2023	2022

CASH FLOW FROM OPERATING ACTIVITIES FROM OPERATIONS
Net loss	$(26,966,387)	$(13,135,416)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation, amortization, depletion, accretion and impairment	945,395	6,209,893
Impairment - goodwill	-	-
Share-based compensation	6,137,955	657,935
Bad debt	2,200,741	-
Loss on disposal of Norr and Elysian	-	144,654
(Gain) on disposal of fixed assets	(173,949)	-
Change in fair value of derivative liability	5,919,700	-
Common stock issued for services	620,000	-
Derivative expense	3,263,470	-
Amortization of discounts - convertible notes	926,999	-
Expense recorded for advances from related parties	810,955	-
Amortization of discount - Series C Preferred Stock	1,145,441	-
Changes in assets and liabilities
Accounts receivable	(887,205)	224,398
Accounts receivable - related parties	(109,838)	-
Receivable - Participation Agreement	59,971	-
Inventory	1,923	15,101
Prepaid expenses and other assets	(154,219)	79,206
Amortization of right of use asset - operating leases	71,524	71,353
Amortization of right of use asset - financing leases	19,269	-
Deferred drilling costs	(283,930)	-
Contribution from BitNile Metaverse, Inc.	-	3,884,620
Operating lease expense	(79,001)	(77,002)
Accrued payable and accrued liabilities	855,476	(683,483)
Total adjustments	21,290,677	10,526,675
Net cash used in operating activities of continuing operations	(5,675,710)	(2,608,741)
Net cash used in discontinued operations	-	(81,053)
Net cash used in operating activities	(5,675,710)	(2,689,794)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions of oil and gas properties	(1,035,127)	-
Advances on note receivable	-	(200,000)
Proceeds from the disposal of fixed assets	235,835	-
Proceeds from the sale of oil and gas properties	-	999,999
Purchase of fixed assets	(4,600)	(889,352)
Net cash used in investing activities	(803,892)	(89,353)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	122,722	(27,918)
Repayments of advances from related parties	(149,539)	-
Advances from related parties	4,608,826	-
Repayment of convertible note	(625,000)	-
Proceeds from Series C Preferred Stock, net	1,141,000	-
Proceeds from BitNile Metaverse, Inc. in acquisition of White River	-	3,000,000
Proceeds from long-term debt	-	145,266
Repayment of long-term debt and note payable	(132,692)	(9,894)
Payment of lease liability	(15,104)	-
Proceeds from issuance of convertible note	1,000,000	-
Net cash provided by financing activities	5,950,213	3,107,454

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(529,389)	328,307

CASH AND RESTRCITED CASH - BEGINNING OF PERIOD	827,790	251,050

CASH AND RESTRICTED CASH - END OF PERIOD	$298,401	$579,357

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$217,178	$6,158
Cash paid for income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:
Contribution by BitNile Metaverse, Inc.	$-	$28,953,510
Net assets acquired from Fortium Holdings Corp.	$-	$46,157
Fixed assets acquired for long-term debt and accounts payable	$103,057	$-
Conversion of Series C Preferred Stock to Common Stock	$8,774,619	$-
Derivative liability recognized in issuance of convertible note	$325,474	$-
Subscription receivable recognized for Series C funding	$290,000	$-

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2023

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

The Company executed a Share Exchange Agreement (the “Exchange Agreement”) on July 25, 2022 and pursuant to the Exchange Agreement that day acquired 100% of the outstanding shares of capital stock of White River Holdings Corp, a Delaware corporation (“White River Holdings” or “Holdings”) from BitNile Metaverse, Inc. (formerly Ecoark Holdings, Inc. (“Ecoark”)), Holding’s sole stockholder. In exchange the Company issued Ecoark 1,200 shares of the newly designated non-voting Series A Convertible Preferred Stock (the “Series A”). The Series A will become convertible into approximately 42,253,521 shares of the Company’s common stock upon such time as (A) the Company has filed a Form S-1, with the Securities and Exchange Commission (the “SEC”) and such Form S-1 has been declared effective, and (B) Ecoark elects to distribute shares of the Company’s common stock to Ecoark’s stockholders. The Series A has a stated value of $30 million and has a liquidation preference over the common stock and any subsequent series of junior preferred stock equal to the stated value, plus any accrued but unpaid dividends; the Series A, however, does not have any of the voting rights of common stockholders. The transaction was accounted for as a share exchange, whereby Holdings is considered the accounting acquirer. Since the share exchange occurred with a non-shell public company, the transaction included the purchase of the non-controlling interest of Fortium Holdings Corp. Except as expressly indicated in these footnotes to the contrary or where the context clearly dictates otherwise, references to “Fortium Holdings Corp.” refers to the predecessor of the Company before the Holdings share exchange was effected in July 2022.

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

On October 25, 2022, the Company filed a Certificate of Designation of the Rights, Preferences and Limitations (the “Series C Certificate of Designation”) of Series C Convertible Preferred Stock (the “Series C”) with the Nevada Secretary of State. The Series C Certificate of Designation provides for the issuance of up to 1,000 shares of Series C. From October 25, 2022 through March 31, 2023, the Company sold 205.8726308 Units for $5,146,816. In April 2023, the Company sold 45.64 Units for $1,141,000, with each Unit comprised of one share of Series C and one Warrant to purchase 200% of the shares of common stock underlying such share of Series C (the “Units”) at a purchase price of $25,000 per Unit. In addition, the Company sold another 11.6 units ($290,000) to investors, for which the deposit is expected to be made in the quarter ended December 31, 2023,following the effectiveness of the Company’s registration statement on Form S-1 on September 29, 2023. The Warrants may be separately sold by the holders rather than exercised into shares of common stock, and the Company has submitted an application for the Warrants to be traded on the OTCQB under their own unique ticker symbol. On September 29, 2023, all of the Series C shares that were sold automatically converted into 8,465,633 shares of common stock upon effectiveness of the Company’s Form S-1.

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

On September 16, 2022, the Board of Directors and stockholders approved the name change of the Company from Fortium Holdings Corp. to White River Energy Corp. All paperwork was submitted to both the State of Nevada and to the Financial Industry Regulatory Authority (“FINRA”) on September 20, 2022 and subsequently approved.

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

The Company’s wholly-owned subsidiary, White River Energy Partners Management I, LLC (formerly White River E&P Management 1, LLC) is the general partner and the only managing partner of the White River Energy Partners I, LP (formerly White River E&P 1, LP) (“WR Fund”) has control over the WR Fund, and has the power to deploy the investments from WR Fund into the Company for the various drilling projects they undertake. The name changes became effective May 30, 2023. The Limited Partnership Agreement dated October 31, 2022 was amended by the Amended and Restated Limited Partnership Agreement effective on August 17, 2023 (dated August 15, 2023) (the “Partnership Agreement”). A subsidiary of the Company is the managing partner of WR Fund. The Company’s subsidiary, the managing general partner contributed $100 as a capital contribution, and the remaining ownership held by the other partners are reflected as non-controlling interest (reflected as temporary equity on the condensed consolidated balance sheet at September 30, 2023). In accordance with ASC 480-10-S99-3A and effective with the August 17, 2023 Limited Partnership Agreement, the Company has concluded that the classification of the non-controlling interest will shift from permanent equity to temporary equity as the Company is now responsible for potentially redeeming the partnership interest in cash should the partners choose this option and subject to cash availability of the Company. This would create a situation where the redemption is not solely within the control of the Company.

All distributions from the WR Fund should be made only from revenues of the WR Fund and not from capital contributions or borrowed funds, unless otherwise determined by the Company’s subsidiary, the managing general partner. The managing general partner shall have the discretion to determine on a monthly basis whether any additional distribution shall be made and the amount, if any, of such distribution. The distributions shall be paid: (a) first, to each partner (other than the managing partner which is our subsidiary), as defined in the Amended and Restated Limited Partnership Agreement, in accordance with partner’s capital contribution percentage, until the distributions paid to each partner are equal to their total capital contributions; and (b) (i) if the distributions paid to each partner during the term of the WR Fund (the “Term”) were equal to or greater than such member’s total capital contribution, then ninety percent (90%) of the return of capital amount will be paid to each partner (other than the managing partner) and ten percent (10%) of the return of capital amount will be paid to the managing partner, (ii) if the distributions paid to each partner during the Term were less than such partner’s total capital contribution, then one hundred percent (100%) of the return of capital amount will be paid to the partners until the sum of the partners distributions during the Term and return of capital equal the unit holder’s total capital contribution, and (iii) if there are any return of capital amounts in excess of the partners’ total capital contribution, then ninety percent (90%) of the return of capital amount will be paid to partners and ten percent (10%) of the return of capital amount will be paid to the managing partner.

Any profit or loss in the WR Fund shall be allocated to the partners in such amounts as may be necessary or appropriate to cause the capital balance of each partner to equal, (a) the amounts such partners would receive if all assets on hand at the end of such year were sold for the gross asset value reflected for such assets on the books of the WR Fund, any partner that was obligated to contribute any amount to the WR Fund, or otherwise contributed such amount to the WR Fund, all liabilities of the WR Fund were satisfied in cash in accordance with their terms, and any remaining cash was distributed to the partners in accordance with the provisions for distributions; minus (b) an amount equal to such partner’s allocable share of the partnership minimum gain and nonrecourse debt minimum gain as computed on the last day of such fiscal year or other period in accordance with the applicable regulations, subject to allocations for organization and offering expenses, lease acquisition costs, depletion deductions with respect to oil and gas properties, all intangible drilling costs deductible under Section 263(c) of the Internal Revenue Code, and profits resulting from operations as determined by the managing general partner. Losses allocated to any unit holder for any taxable year shall not exceed the maximum amount of losses that may be allocated to such unit holder without causing such partner to have an adjusted capital account deficit at the end of such taxable year. All losses in excess of the limitation shall be allocated solely to the other partners. If no other partners receive an additional allocation of losses, such additional losses shall be allocated solely to the general partners as determined by the managing partner. The managing partner shall have the discretion to allocate and reallocate profit and loss so as to conform each partner’s capital account to such unit holder’s rights to distributions, insofar as reasonably possible.

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

Reclassifications

The Company has reclassified certain amounts in the September 30, 2022 condensed consolidated financial statements to be consistent with the September 30, 2023 presentation. These changes had no impact on the Company’s financial position or result of operations for the periods presented.

Cash and Cash Equivalents

Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. The Company has in the past maintained balances in financial institutions where deposits may exceed the federally insured deposit limit of $250,000. The Company has not experienced any losses from such accounts and does not believe it is exposed to any significant credit risk in cash.

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

There was $97,996 and $173,692 in depletion expense of reserves for the Company’s oil and gas properties for the six months ended September 30, 2023 and 2022, respectively. In addition, the Company impaired $617,600 and $28,265 during the six months ended September 30, 2023 and 2022, respectively.

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

The Ceiling is defined as the sum of: (a) the present value, discounted at 10% and assuming continuation of existing economic conditions, of (1) estimated future gross revenues from proved reserves, which is computed using oil and gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements pursuant to Staff Accounting Bulletin (“SAB”) 103, less (2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus, (b) the cost of properties being amortized; plus, (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties. A ceiling test was performed as of September 30, 2023. The Company recognized impairment of $617,600 and $28,265 for the six months ended September 30, 2023 and 2022, respectively.

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

Accounts Receivable and Concentration of Credit Risk

When the Company records an allowance for doubtful accounts it is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses, credit insurance and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Substantially all of the Company’s accounts receivable result from joint interest billings to its working interest partners. As of September 30, 2023 and March 31, 2023, the Company had established $1,470,676 and $650,562 in allowances for doubtful accounts. The Company has also established a reserve in the amount of $1,380,627 during the six months ended September 30, 2023, related to a receivable due under participation agreements entered into during the year ended March 31, 2023.

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

Going Concern and Liquidity

The Company raised capital through a private investment in a public equity (PIPE) and raised approximately $6,578,000 through the end of April 2023 from this PIPE offering, together with approximately $2,811,609 received from Participation Agreements to provide the funds necessary for the Company’s drilling program. The Company also began receiving drilling capital from the limited partners of the WR Fund during the year ended March 31, 2023. The Company has incurred a net loss from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

The accompanying financial statements for the six months ended September 30, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Fortium Holdings Corp. issued Ecoark 1,200 shares of Series A valued at $30,000,000 in the share exchange transaction. The 1,200 Series A shares are convertible to 42,253,521 shares of common stock which represented approximately 80% of the total issued and outstanding shares on a fully diluted basis at the time of the merger.

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

The following table shows the unaudited pro-forma results for the six months ended September 30, 2022, as if the acquisitions had occurred on April 1, 2022.

Six Months Ended September 30, 2022
(Unaudited)
Revenues	$116,461
Net loss	$(13,135,416)
Net loss per share	$-

The condensed consolidated statements of operations and cash flows represent the operations of Holdings for the six months ended September 30, 2022 include cost allocations from Holding’s former parent Ecoark as discussed below.

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

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2023 (unaudited) and March 31, 2023:

	September 30, 2023	March 31, 2023
	(unaudited)
Land	$140,000	$140,000
Buildings (39 years)	236,000	236,000
Machinery and equipment (3 to 10 years)	3,179,421	3,141,159
Total property and equipment	3,555,421	3,517,159
Accumulated depreciation and impairment	(425,367)	(265,727)
Property and equipment, net	$3,130,054	$3,251,432

Depreciation expense for the six months ended September 30, 2023 and 2022 was $167,149 and $54,531, respectively. Depreciation does not include items in fixed assets that are not in service.

In July 2023, the Company received $300,000 included in other income, in insurance proceeds on a damaged drilling rig that has been temporarily pulled out of service to repair.

In August 2023, the Company sold a vehicle with a net value of $3,817 for $1 recognizing a loss of $3,816, included in gain on sale of fixed assets on the consolidated statements of operations.

In August 2023, the Company disposed of $58,069 in work over rigs for insurance proceeds received of $235,833, recognizing a gain of $177,765, included in gain on sale of fixed assets on the consolidated statements of operations.

NOTE 4: OIL AND GAS PROPERTIES

Activity in the year ended March 31, 2023 consist of the following:

For the six months ended September 30, 2022, the Company received proceeds of $999,999 from a related party for the sale of wells which were recorded in the full-cost pool.

The WR Fund received limited partnership interests during the year ended March 31, 2023 in the amount of $3,244,653 for two drilling projects in Louisiana and Mississippi which funds were spent by the Company. There were no amounts collected during the six months ended September 30, 2023. The amounts received in the year ended March 31, 2023 are reflected in our unevaluated wells in progress as of September 30, 2023. These projects were not completed during the six months ended September 30, 2023.

The following table summarizes the Company’s oil and gas activities by classification as of September 30, 2023 (unaudited) and March 31, 2023.

Oil and Gas Properties – Full-Cost Method

	September 30, 2023	March 31, 2023
	(unaudited)
Oil and gas properties – full-cost pool	$14,194,006	$14,052,041
Accumulated, depletion and impairment	(13,482,460)	(12,766,864)
Oil and gas properties, net	$711,546	$1,285,177

There was $97,996 and $173,692 in depletion expense of reserves for the Company’s oil and gas properties for the six months ended September 30, 2023 and 2022, respectively. In addition, the Company impaired $617,600 and $28,265 during the six months ended September 30, 2023 and 2022, respectively.

Unevaluated Wells in Progress

The following table summarizes the Company’s unevaluated wells in progress for the six months ended September 30, 2023 and 2022.

	September 30, 2023	September 30, 2022
	(unaudited)	(unaudited)
Balance – beginning of period	$3,244,653	$4,936,352
Exploration costs	893,162	-
Assignments	-	(28,265)
Balance – end of period	$4,137,815	$4,908,087

During the six months ended September 30, 2023, the Company conducted two drilling projects (a) Peabody AMI 12 #18, and (b) Denmiss #1. The Company anticipates completion of these projects in their third fiscal quarter ending December 31, 2023. The exploration costs above represent the costs incurred for the six months ended September 30, 2023 on those two projects. The Company reviews its unevaluated properties at the end of each quarter to determine whether the costs incurred should be transferred to the full-cost pool and thereby subject to amortization.

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

The following table summarizes activity in the Company’s ARO for the six months ended September 30, 2023 and 2022 (unaudited):

	September 30, 2023	September 30, 2022
	(unaudited)	(unaudited)
Balance, beginning of period	$1,463,931	$1,303,751
Accretion expense	62,650	35,562
Reclamation obligations settled	-	-
Disposition due to sale of property	-	(671,162)
Additions	-	-
Changes in estimates	-	-
Balance, end of period	$1,526,581	$668,151

Total ARO at September 30, 2023 and 2022 shown in the table above consists of amounts for future plugging and abandonment liabilities on our wellbores and facilities based on third-party estimates of such costs, adjusted for inflation for the six months ended September 30, 2023 and 2022, respectively. These values are discounted to present value at 8% per annum for the six months ended September 30, 2023 and 2022.

NOTE 6: LONG-TERM DEBT

Long-term debt consisted of the following as of September 30, 2023 (unaudited) and March 31, 2023.

	September 30, 2023	March 31, 2023
	(unaudited)
Truck loan – Amur Capital (a)	$61,480	$71,342
Truck loan – Mitsubishi (b)	31,225	43,332
Tractor loan – Simmons Bank(c)	36,071	43,873
Loan – Simmons Bank(e)	21,797	25,138
Rig Loan – North Mill(f)	-	94,099
Loan – Amur Capital(d)	32,238	35,212
Auto loan – TD Auto(g)	78,258	-
Total long-term debt	261,069	312,996
Less: current portion	(88,826)	(104,950
Long-term debt, net of current portion	$172,243	$208,046

(a)	On May 13, 2022, entered into long-term secured note payable for $87,964 for two service trucks maturing April 13, 2026. The note is secured by the collateral purchased and accrued interest annually at 11.99% with principal and interest payments due monthly. There is no accrued interest as of September 30, 2023.

(b)	On June 21, 2022, entered into long-term secured note payable for $61,973 for a service truck maturing December 21, 2024. The note is secured by the collateral purchased and accrued interest annually at 11.99% with principal and interest payments due monthly. There is no accrued interest as of September 30, 2023.

(c)	On October 11, 2022, entered into long-term secured note payable for $50,142 for a tractor maturing October 11, 2025. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of September 30, 2023.

(d)	On October 18, 2022, entered into long-term secured note payable for $37,599 for equipment maturing October 18, 2027. The note is secured by the collateral purchased and accrued interest annually at 11.99% with principal and interest payments due monthly. There is no accrued interest as of September 30, 2023.

(e)	In August 2022, entered into long-term note payable in the amount of $28,900 for equipment maturing August 2, 2026. The note is secured by the collateral purchased and interest is accrued at 6.50% with principal and interest due monthly. There is no accrued interest as of September 30, 2023.

(f)	In January 2023, entered into long-term note payable in the amount of $99,000 for a rig maturing January 9, 2026. The note is secured by the collateral purchased and interest is accrued at 7.99% with principal and interest due monthly. There is no accrued interest as of September 30, 2023. The Company received insurance proceeds from the loss incurred on the collateral and paid off this loan in August 2023.

(g)	In June 2023, entered into long-term note payable in the amount of $80,764 for an automobile maturing June 2029. The note is secured by the automobile and interest is accrued at 9.79% with principal and interest due monthly. There is no accrued interest as of September 30, 2023.

The following is a list of maturities as of September 30:

2024	$88,826
2025	73,558
2026	45,661
2027	23,592
2028	16,573
Thereafter	12,859
$261,069

Interest expense on long-term debt during the six months ended September 30, 2023 and 2022 are $31,443 and $6,168, respectively.

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

The Note is convertible into shares of the Company’s common stock at any time following the issuance date at the Purchaser’s option at a conversion price equal to the lesser of (i) $1.00 per share and (ii) the average of the five-closing prices of the common stock immediately prior to the date of conversion, subject to certain adjustments (including based on the issuance of lower priced securities) and beneficial ownership limitations. Upon an event of default, the Purchaser may convert the Note at a reduced conversion price equal to 70% of the lowest closing price of the common stock for the 10 prior trading days. The reduction of the exercise price of the Series C warrants would have resulted in a reduction of the conversion price to these notes, however the lender has agreed to waive this clause.

Under the Note, beginning on April 16, 2023 the Company was required to pay monthly installments equal to one-fourth of the original principal amount at 120% of such principal amount, plus accrued but unpaid interest and any other amounts outstanding under the Note, with each payment resulting in a reduction in the principal of the Note at 100% (as compared to 120%). Furthermore, at any time after the issuance date of the Note, the Company may, after written notice to the Purchaser, prepay the Note in an amount equal to 120% of the then outstanding principal amount, plus accrued but unpaid interest and any other amounts outstanding under the Note. The Company will also be required to offer to pay the Note at 120% of the principal amount plus any unpaid accrued interest, upon the occurrence of certain events including (i) a change of control or sale of assets, (ii) a sale by the Company of equity or debt securities for gross proceeds to the Company of at least $5 million, and (iii) upon the maturity of the Note. The Company paid $625,000 in April through September 2023, and the Note is currently in good standing.

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

Further, pursuant to the Note the Company is subject to certain restrictive covenants, including covenants against incurring new indebtedness or liens on its assets, paying cash dividends or distributions on any equity securities, or entering into transactions with affiliates, subject to certain exceptions. In addition, under the Note the Company agreed to at all times reserve three times the number of shares of common stock into which the Note is convertible. The Company is in compliance with the covenants as of September 30, 2023.

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

The conversion terms of the Note 2 required the Company to bifurcate the conversion option from the host and classify the conversion option as a derivative liability under ASC 815. The value of the derivative liability at inception was $325,474.

During the six months ended September 30, 2023, the Company incurred interest expense of $84,539, amortization of original issue discount on the convertible notes of $217,141, and amortization of debt discount of $709,858. The Company repaid $625,000 of the convertible note payable. The value of the derivative liability related to the convertible notes at September 30, 2023 is $1,243,509.

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

The Company entered into an amendment dated September 30, 2023 to the Consulting Agreement dated December 16, 2022, with Centrecourt Asset Management LLC (“Centrecourt”) and Smithline Family Trust I (the “Trust”), pursuant to which the parties agreed as follows: (i) the Consulting Agreement was amended to provide that Centrecourt or its designee(s) are entitled to receive 446,702 shares of common stock and 243.993 shares of a newly designated Series D Convertible Preferred Stock (the “Series D”) convertible into 1,219,965 shares of common stock (subject to adjustment as provided in the Consulting Agreement as amended), rather than 1,666,667 shares of common stock, and (ii) the Shareholder exchanged 1,219,965 of the shares of common stock it held for the 243.993 shares of Series D issuable under the Consulting Agreement as amended, convertible into an equivalent number of shares of common stock. The 1,219,965 shares of common stock that were previously issued to and subsequently exchanged by the Shareholder for the corresponding shares of Series D are now being held by the Company as treasury stock. The agreement was executed October 9, 2023, and the Series D was approved by the Board of Directors and filed with the State of Nevada on October 4, 2023.

NOTE 8: DERIVATIVE LIABILITIES

The Company issued Units consisting of Series C Preferred Stock and Warrants in a PIPE financing (see Note 9) and two Notes payable (see Note 7) in two transactions (“Derivative Instruments”). The Series C Warrants as well as the conversion option on the Notes payable contained characteristics that required the Company to classify them as derivative liabilities. The Derivative Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging.”

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

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each derivative instrument is estimated using the Black-Scholes valuation model. The following assumptions were used during the six months ended September 30, 2023 and 2022:

	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022
Expected term	0.20– 5.00 years	-
Expected volatility	65- 280%	-%
Expected dividend yield	-	-
Risk-free interest rate	3.60 – 5.55%	-%
Exercise price	$0.777 - 1.00	-
Market price	1.09 – $1.24	-

Derivative liabilities as of September 30, 2023 (unaudited) and March 31, 2023 are as follows.

	September 30, 2023	March 31, 2023
	(unaudited)
Fair value of Warrants issued in connection with Series C Preferred Stock (see Note 9)	$18,748,506	$9,948,473
Fair value of conversion option on convertible notes payable (see Note 7)	1,243,509	534,898
	$19,992,015	$10,483,371

Activity related to the derivative liabilities for the six months ended September 30, 2023 is as follows:

Beginning balance as of March 31, 2023	$10,483,371
Issuances of Series C Warrants – derivative liabilities	3,263,470
Issuance of Note 2 (see Note 7)	325,474
Change in fair value of derivative liabilities	5,919,700
Ending balance as of September 30, 2023	$19,992,015

The change in fair value of the derivative liability for the six months ended September 30, 2023 was $5,919,700.

There were no derivative liabilities in the six months ended September 30, 2022.

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

From October 19, 2022 through September 30, 2023, the Company entered into a Securities Purchase Agreement (“SPA”) pursuant to which the Company sold 251.5126308 Units to accredited investors, with each Unit consisting of one share of Series C and five-year Warrants to purchase up to 200% of the shares of common stock issuable upon conversion of the Series C, at a purchase price of $25,000 per Unit for a total purchase price of $6,287,816 in the PIPE offering. In addition, the Company sold another 11.6 units ($290,000) to investors, for which the deposit is expected to be made in the quarter ending December 31, 2023 following the effectiveness of the Company’s registration statement on Form S-1 on September 29, 2023, which is reflected as a subscription receivable at September 30, 2023. The Warrants may be separately sold by the holders rather than exercised into shares of common stock, and the Company has submitted an application for the Warrants to be traded on the OTCQB under their own unique ticker symbol.

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

On July 27, 2023, the Company granted 500,000 shares of common stock to a business development advisor for services rendered. The shares were valued at $1.24 per share ($620,000 total).

On September 29, 2023, the Company issued 8,465,633 shares of common stock in the conversion of the Series C shares.

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

In the three months ended September 30, 2023, the Company granted 2,215,000 RSUs to advisors and management that are service-based grants that expire at various times through September 30, 2028.

The Company has expensed $6,137,955 (including $150,000 to non-employee directors) in stock-based compensation for the six months ended September 30, 2023 related to all of the Company’s grants. The Company has unrecognized stock-based compensation of $17,729,686 as of September 30, 2023 that will be expensed through March 31, 2033.

	RSUs	Weighted Average Grant Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2023	17,425,000	$0.91	5.95	$1,568,250
Granted	8,365,000	1.19	6.78	272,000
Vested	(2,697,500)	(1.19)
Exercised	-	-	-	-
Forfeited or expired	(550,000)	(0.91)	-	-
Outstanding at September 30, 2023	22,542,500	$1.29	5.14	$4,279,750

Series C Convertible Preferred Stock

On October 25, 2022, the Company filed the Series C Certificate of Designation. The Certificate of Designation provides for the issuance of up to 1,000 shares of Series C.

The Company evaluated ASC 480-10-25-14 and determined that the Series C is a financial instrument that embodies an unconditional obligation that the issuer must or may settle by issuing a variable number of its equity shares and shall be classified as a liability.

The Company evaluated ASC 480-10-55-22 and determined the Series C offering was considered a “share settled debt” and was measured at amortized cost and has been expensed immediately.

Details of the Series C:

Dividends: If declared by the Board of Directors.

Conversion: Upon the earlier to occur of (i) the effectiveness of a registration statement on Form S-1 registering the sale by the Holders of the shares of common stock into which such Series C is convertible and (ii) December 31, 2023 (“Conversion Date”).

Conversion Price: The lower of (i) $1.00 and (ii) an amount equal to 80% of the 30-day VWAP of the common stock as reported on the Principal Market as of the 10th Trading Day immediately preceding the Conversion Date as such price may be adjusted from time-to-time pursuant to the terms hereof, including, without limitation, Section 8 of the agreement. All purchases of Series C through September 30, 2023 automatically converted into common shares on September 29, 2023, at a conversion price of approximately $0.777 per share.

Negative Covenants: Certain restrictions are imposed if more than 25% of the Series C is outstanding at any given point of time.

Fundamental Transaction Clause: Present, without the distribution of cash.

Voting Rights: Reserved on “as converted basis”.

The Company recognized amortization of the discount on the issuance of the Series C in the amount of $1,145,441 for the six months ended September 30, 2023. On September 29, 2023, the Series C automatically converted into common stock and the liability was reclassified to stockholder’s equity.

Stock Options

The Company’s Board of Directors approved the adoption of the 2016 Stock-Based Compensation Plan (the “2016 Plan”) on May 12, 2016.

There have been no stock options granted since 2018.

As summary of option activity under the 2016 Plan as of September 30, 2023 and changes during the periods then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at March 31, 2023	60,421	$5.20	4.77
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance outstanding at September 30, 2023	60,421	$5.20	4.27
Exercisable at September 30, 2023	60,421	$5.20	4.27

Warrants

As discussed herein, the Company issued 16,931,148 Warrants in the Series C Offering as of September 30, 2023. These Warrants have a five-year term and $0.777 exercise price as the reduction from $1.00 was triggered by the Subsequent Equity Sales clause in the Series C Warrant Agreement. There were no warrants issued in the six months ended September 30, 2022.

The following table reflects Warrant activity:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2023	13,247,787	$0.777	4.59	$-
Granted	3,683,361	0.777	5.00	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2023	16,931,148	$0.777	4.21	$6,146,007
Exercisable at September 30, 2023	16,931,148	$0.777	4.21	$6,146,007

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

The Company’s portfolio of leases contains operating and financing leases. As of September 30, 2023, the value of the unamortized lease right of use asset was $184,990 ($155,870 in financing leases and $29,120 in operating leases) (through maturity at November 2026). As of September 30, 2023, the Company’s lease liability was $161,419 ($130,184 in financing leases and $31,235 in operating leases) (through maturity at November 2026).

Maturity of lease liability for the operating leases for the period ended September 30,
2024	$31,531

Imputed interest	$(296)
Total lease liability	$31,235

Disclosed as:
Current portion	$31,235
Non-current portion	$-

Maturity of lease liability for the financing leases for the period ended September 30,
2024	$55,427
2025	$55,427
2026	$55,427
2027	$4,619
Imputed interest	$(40,716)
Total lease liability	$130,184

Disclosed as:
Current portion	$34,607
Non-current portion	$95,577

Amortization of the right of use asset for the period ended September 30,
2024	$72,057
2025	$49,760
2026	$57,928
2027	$5,245

Total	$184,990

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Six Months ended September 30, 2023	Six Months ended September 30, 2022
	(unaudited)	(unaudited)
Operating lease expense	$72,244	$72,244

Financing lease expense
Depreciation of capitalized finance lease assets	19,269	-
Interest expense on finance lease liabilities	12,610	-
	$104,123	$72,244

NOTE 11: RELATED PARTY TRANSACTIONS

On September 1, 2022, the Company assigned 10% working interests in a well to two related parties that are controlled by officers of the Company (Sky3D, LLC and Atikin Investments LLC) pursuant to the vesting of various performance conditions in the employment contracts of Randy May and Jay Puchir. In addition, two entities related to directors are working interest owners in wells the Company operates. As of September 30, 2023 and March 31, 2023, the Company is owed $619,580 and $683,043, respectively from these entities for their portion of the production expenses over the revenues received. These amounts are monitored closely and fluctuate each month. In addition at September 30, 2023 and March 31, 2023, the Company is owed $447,898 and $274,598 from another related party. Total related parties accounts receivable at September 30, 2023 and March 31, 2023 is $1,067,479 and $957,641.

The May Family Foundation controls 8.2% of the outstanding common stock of the Company as of September 30, 2023. Additionally, Atikin, an entity which is controlled by Jay Puchir, our Chief Executive Officer, controls 3.6% of the outstanding common stock. Alisa Horgan, the daughter of Randy May, our new Executive Chairman, became a director and officer of the Company following the Holdings acquisition. Her husband Richard Horgan was the Company’s former Chief Executive Officer and director. Mr. May is the Chief Executive Officer of Ecoark. Each of Messrs. May, Horgan and Puchir disclaim beneficial ownership of the securities held by The May Family Foundation except to the extent of any pecuniary interest therein.

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

Ecoark had previously entered into a written Participation Agreement with Ault Energy, LLC (“Ault Energy”), a subsidiary of Ault Alliance, Inc. (“Ault”). After we acquired Ecoark’s oil and gas exploration and drilling business, we orally agreed to provide Ault Energy with similar rights. In furtherance of this understanding, we entered into written Participation Agreements with Ault Energy. As a result of delays in Ault Energy meeting its payment obligations, on April 4, 2023 we entered into an agreement with Ecoark and with Ault (dated March 29, 2023) under which the parties agreed we were owed $3.25 million for the participation rights, and Ecoark agreed to pay us up to $3.25 million in exchange for Ault Energy agreeing to the redemption of shares of its preferred stock of Ecoark. As of November 8, 2023, the balance due the Company from Ecoark was $1,380,627 from under this agreement. The sums received were credited to the project on the Company’s mineral lease located in Concordia Parish, Louisiana. In addition, Ault Energy has a payable to the Company of $638,870 relating to other drilling obligations. The Company has reserved both the $1,380,627 and the $638,870 due from Ault Energy as of September 30, 2023.

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

The Company from time to time will borrow amounts from related parties, principally Mr. May and to a lesser extent, its Chief Financial Officer. During the six months ended September 30, 2023 the Company borrowed $4,608,826 from related parties in non-interest bearing advances of which $149,539 was repaid, and incurred $810,955 in accrued salaries and expenses (including the purchased supplies referenced in the following paragraph) that the related parties paid on behalf of the Company that are due to these related parties. These are considered short-term advances. As of September 30, 2023, the Company owed $6,452,492 to the related parties.

On July 27, 2023, the Company purchased supplies to be used in the current drilling projects for $389,174 from Sky3D, LLC, an entity controlled by Randy May, our Chief Executive Officer. The related party agreed to payment for these items to be in the form of a credit to the related party payable the Company has with the related party.

Commencing August 2023, the Company commenced drilling a well that we operate only for Sky3D, LLC pursuant to the Operating Agreement dated August 1, 2023 between the Company and Sky3D, LLC. Sky 3D, LLC funded $650,000 towards this well through September 30, 2023. The Company recorded this as deferred drilling costs and has recorded the drilling costs against the deferred amount. As of September 30, 2023, the Company has $33,420 in deferred drilling costs.

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

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the six months ended September 30, 2023 and 2022. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

	Level 1	Level 2	Level 3
September 30, 2023
Derivative liabilities	$-	$-	$19,914,493

March 31, 2023
Derivative liabilities	$-	$-	$10,483,371

The table in Note 8 shows a reconciliation of the beginning and ending liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended September 30, 2023.

NOTE 13: COMMITMENTS

Participation Agreements

The Company had entered into a number of Participation Agreements with third parties. We refer you to the Annual Report on Form 10-K for the year ended March 31, 2023 filed with the SEC on June 29, 2023 for all Participation Agreements entered into as of March 31, 2023. The Company has not executed any Participation Agreements during the six months ended September 30, 2023.

White River Fund

The WR Fund which is consolidated by the Company as the Company’s subsidiary is the general partner and managing partner of the WR Fund as discussed in Note 1 under “Principles of Consolidation” is a closed-end private fund where general partners and limited partners invest into WR Fund and the WR Fund then purchases direct working interests in various oil and gas drilling projects of the Company. Subject to available cash, the Company will offer to purchase all outstanding WR Fund partnership interests (other than its subsidiary). The Company has formally committed to purchasing these partnership interests at a PV20 valuation by an independent firm. The PV20 valuation would be the present value of the remaining net cash flows from the WR Fund’s pro rata share of each oil well it has invested in during the term, discounted by 20%. The managing partner of the WR Fund, which is a wholly-owned subsidiary of the Company, shall receive a ten percent (10%) carried interest, payable starting after all investor partners have received a return of capital. In addition to the offer to purchase, each partner will have the option to remain a partner or exchange the partnership unit for a new partnership in a new fund the Company is offering. The Company plans to make the offer within 90 days of 42 months after the termination of the offering, but no later than June 30, 2027.

The WR Fund invested in two drilling projects in the Company during the year ended March 31, 2023. The first drilling project, the Peabody AMI 12 No 18, hit oil in January 2023 and the second oil project, the Denmiss No 1 well was spudded in August 2023. The Company is still evaluating the economic viability of the Peabody AMI 12 No. 18 well.

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

Legal Matters

The Company is a party to two separate actions in the United States District Court, Western District of Louisiana (Alexandria Division) filed on December 30, 2021. In each complaint the plaintiffs namely, in one case Steve H. Crooks and Era Lea Crooks (Case No. 1:21-CV-04457) (“Louisiana Case 1”) and in the other case Ricky Shirley and Dana Shirley (Case No. 1:21-CV-04458) (“Louisiana Case 2”), as plaintiffs who own property in Louisiana filed complaint against multiple defendants, who are involved in oil and gas drilling and production, including White River Operating, LLC (the “Operator”). The other defendants in Louisiana Case 1 are Sanchez Oil & Gas Corporation and Day Town Operating LLC. The other defendants in Louisiana Case 2 are Sanchez Oil & Gas Corporation, Day Town Operating LLC, Pryme Energy, LLC, Belle Exploration, Inc. and Kepco Operating, Inc. The complaints allege that the Operator and the other defendants acted in bad faith in removing minerals from the plaintiffs’ property, and the plaintiffs seek to recover all proceeds from the Operator on the sale of production without deducting any costs. The two cases combined total $299,032 in estimated production. These cases are still in the early stages and management has concluded that there is a remote possibility of the plaintiff securing a favorable outcome and has not accrued for these amounts. The Operator maintains that their costs on the leases in question exceed the proceeds received from the sale of production. On September 18, 2023, Catahoula Lake Investments, et. al (a handful of landowners who own property adjacent to the land owned by the named plaintiffs) moved for leave to file an intervention in the Crooks case, and a cross claim against the plaintiffs. The intervention seeks two things. First, it seeks a declaration/order fixing the initial, riparian boundary of the Little River as it existed in 1812 and all common boundaries attached thereby, and to quiet title. Second, it asserts many of the same claims originally asserted by the plaintiffs. If leave is granted, there will be two competing groups who claim entitlement to the proceeds of production during the Company’s operations.

The Company is the operator of leases that relate to a lawsuit filed in the 7th Judicial District Court, Concordia Parish, Louisiana filed by Ravenwood Lands of Louisiana, L.L.C. et. al. v. Chevron U.S. Inc., et. al (Docket No. 54134; Div. “A,” 7th JDC; Parish of Concordia; State of Louisiana). The Company received a verbal demand to plug wells that have no future utility in Concordia Parish to avoid being named in a lawsuit. In August 2022, the plaintiff filed the lawsuit alleging an environmental tort for contamination of groundwater and soil on plaintiffs’ lands, which lawsuit did not name the Company as a defendant although the Company had performed certain work, including the plugging and abandonment of a well, removal of certain equipment and upgrades at one of its tank battery facilities on the property. Moreover, the Company executed a tolling agreement that suspended the statute of limitations, which has been amended twice and currently expires April 15, 2024.

NOTE 14: CONCENTRATIONS

Customer Concentration. Four and four customers accounted for more than 10% of the accounts receivable balance at September 30, 2023 and March 31, 2023 for a total of 92% and 97% of accounts receivable, of which two of the customers in each of the periods have been reserved in the allowance for doubtful accounts, respectively. In addition, one and two customers represent approximately 97% and 95% of total revenues for the Company for the six months ended September 30, 2023 and 2022, respectively.

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

The Company reclassified the following operations to discontinued operations for the six months ended September 30, 2022.

	2023	2022
Revenue	$-	$212
Operating expenses	-	86,060
Other (income) loss	-	-
Net loss from discontinued operations	$-	$(85,848)

NOTE 16: REDEEMABLE NON-CONTROLLING INTERESTS

The ownership interests held by our subsidiary, a limited partnership, controlled by the Company are classified as non-controlling interests. These non-controlling interests consist of outside parties that have certain redemption rights that, if exercised, require the Company to purchase the parties’ ownership interests. These interests are classified and reported as redeemable non-controlling interests and are reflected as temporary equity on the consolidated balance sheet as of September 30, 2023, and have been adjusted to their approximate redemption values, after the attribution of net income or loss, pursuant to Paragraph 16C of ASC 480-10-S99-3A.

The WR Fund is governed by the Limited Partnership Agreement, which was entered into in October 31, 2022 and was amended and restated on August 17, 2023 pursuant to an Amended and Restated Limited Partnership Agreement dated August 15, 2023. Under the Amended and Restated Limited Agreement, the Company has agreed, subject to its cash availability, to offer to redeem the partnership interest of all investor partners in the WR Fund within 90 days of the earlier of (i) 42 months after termination of the offering, or (ii) June 30, 2027 by purchasing their respective partnership units at a determined value using the “PV20” valuation methodology generated by an independent valuation firm, subject to the cash availability of the Company. The Company has extended the term of the WR Fund’s offering to December 31, 2023. The partners will have the option to (i) accept the redemption payment, (ii) remain as a partner or (iii) elect to become partners in a subsequent fund formed by us having similar economic terms to the WR Fund by rolling their net redemption amount into such subsequent fund and receiving partnership interests therein in satisfaction of their ownership of the WR Fund.

The reclassification was made at the carrying amount pursuant to Paragraph 12C of ASC 480-10-S99-3A, and subsequently adjusted to the PV20 valuation when the wells are brought online and this valuation can be measured pursuant to Paragraph 15 of ASC 480-10-S99-3A. The Company has presented in temporary equity the initial amount of $3,250,000 pursuant to Paragraph 16e of ASC 480-10-S99-3A. There have been no subsequent adjustments of this amount since the initial recognition.

NOTE 17: SUBSEQUENT EVENTS

The following events occurred from October 1, 2023 through the date of filing:

As of October 1, 2023, the Company sold their entire working interest in the Deshotel 24H #1 well to a third party. The Company is keeping the mineral lease and 3D seismic for future drilling projects and only selling the well bore. The working interest being sold includes the 50% owned by the Company as well as the working interest owned by outside affiliates. The purchase price was $2,000,000. The Company received the proceeds on October 3, 2023. Of the $2,000,000 received, the Company paid the other working interest owners $1,000,000.

On October 1, 2023, Sky 3D, LLC, a company controlled by the Company’s Chief Executive Officer, Randy May, purchased two oil field assets from the Company for $100,000. The Lake St John (Rhodes wells) asset is associated with an ongoing legacy lawsuit involving the Company, the Ravenwood Lands of Louisiana, L.L.C., et. al. v. Chevron U.S. Inc., et. al. litigation, which is more fully described in Note 13: Commitments under “Legal Matters”. The transaction was reviewed and received approval from the Company’s Audit Committee on November 1, 2023.

On October 2, 2023 the Company terminated the Membership Interest Purchase Agreement dated January 23, 2023 with Commenda Securities, LLC, a registered broker-dealer (“Commenda”), which agreement contemplated the Company’s acquisition of Commenda. As a result of the termination, the Company is now seeking an alternative registered broker-dealer to acquire to meet certain regulatory requirements in connection with its efforts to raise capital through private limited partnership funds through White River Private Capital Management LLC, a subsidiary of the Company, to assist the Company in continuing its oil and gas exploration and drilling activities.

On October 4, 2023, the Board of Directors of the Company approved, and the Company filed with the Nevada Secretary of State, the Certificate of Designation authorizing the issuance of up to 250 shares of Series D Convertible Preferred Stock (the “Series D”) and setting forth the rights, preferences and limitations of such Series D. The Series D has a stated value of $5,000 per share and is convertible into a number of shares of common stock determined by dividing the stated value by the conversion price of $1.00, subject to a 4.99% beneficial ownership limitation which may be increased to 9.99% upon 61 days’ notice. The Series D do not carry any voting rights or other special rights or preferences.

On October 13, 2023, the Company initiated an offering for a $20,000,000 PIPE offering on a best efforts, no minimum basis, to offer up to 25,740,026 units consisting of 1 share of common stock with 200% warrant coverage. The Company intends to use the proceeds of this offering primarily for growth capital, working capital, repayment of indebtedness, the purchase of oil and gas mineral leases, and drilling oil of wells. The Company also plans to use this offering to meet or exceed the stockholder’s equity requirements needed to uplist to a national securities exchange. On October 24, 2023, Emerson Equity LLC, signed an agreement with the Company, effective October 13, 2023 to serve as the managing broker dealer for this offering. On November 7, 2023, the Company received $95,000 in proceeds from three investors under this PIPE.

On October 18, 2023, the Company entered into an agreement with the Trust pursuant to which the Company agreed to issue the Trust an additional 95.67 shares Series D which, subject to a beneficial ownership limitation, is convertible into 478,337 shares of common stock in exchange for the Trust and its affiliates’ waiver of certain rights under the 10% Original Issue Discount Senior Secured Convertible Promissory Notes the Company issued to the Trust on or about December 16, 2022 and August 10, 2023 and the Consulting Agreement. Under the agreement, the number of shares of Series D the Trust is entitled to receive is subject to potential upward adjustment on the same terms as the Consulting Agreement.

On October 19, 2023, following approval of the Board of Directors, the Company filed a Certificate of Amendment to the Certificate of Designation of Preferences, Rights, and Limitations of the Series D with the Nevada Secretary of State to increase the number of authorized shares of Series D from 250 shares to 1,000 shares.

From October 1, 2023 through November 4, 2023, the Company borrowed a net $45,000 from Randy May, its Chief Executive Officer, $30,583 from Jay Puchir, its Chief Financial Officer, and $10,000 from Richard Horgan, Senior Vice President of M&A.

On October 31, 2023, the Company received $50,000 in cash proceeds from an outside investment into the WR Fund.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the planned distribution by BitNile Metaverse, Inc., formerly known as Ecoark Holdings, Inc. (“Ecoark”) of our common stock issuable upon conversion of the preferred stock it holds, plans and expectations with respect to trends and developments in our oil drilling and related activities, future plans for and anticipated transactions and relationships with respect to our oil and gas portfolio and operations, our expectations with respect to the WR Fund, as defined below, our working capital needs and liquidity issues, expectations with respect to Ault Energy and the resale of working interests, potential financings through the sale of our common stock or other securities, the subsequent use and sufficiency of the proceeds from any capital raising methods we may undertake to fund our operations, and our planned acquisition of a broker-dealer to assist us in our fund raising efforts. All statements other than statements of historical facts contained in this Report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include oil and gas price volatility and the continuation of high oil prices, the impact of the Securities and Exchange Commission’s (“SEC”) proposed climate change rules on us including enhanced regulatory compliance costs, geopolitical conflicts including those in Israel and Ukraine, inflation and Federal Reserve interest rate increases in response thereto on the economy and the capital markets including a possible recession which could result, the future prices of, and demand for, oil and gas, our ability to efficiently develop our current oil reserves and economically find or acquire additional recoverable reserves, and general risks related to drilling operations, together with those risk factors contained in our Form 10-K for the year ended March 31, 2023, and final Prospectus dated September 29, 2023 as filed with the SEC, as may be amended or supplemented from time-to-time (File No. 333- 268707). We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Company Overview

White River Energy Corp (“White River” or the “Company”) operates in the oil and gas industry, with a focus on exploration, production and drilling operations on approximately 34,000 cumulative acres of active mineral leases in Louisiana and Mississippi through White River Holdings Corp. (“White River Holdings”). Prior to the White River Holdings acquisition, the Company was formerly in the early stages of operations in the online sporting goods space, and was planning to operate as a retail distributor of cannabis products in California. In September 2022, the Company sold each of these entities to focus exclusively on its core business in the energy sector through its oil and gas operations.

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

Oil and Gas Properties

As of September 30, 2023, our oil and gas acreage was comprised of approximately 30,000 cumulative acres of active mineral leases in Louisiana and Mississippi. During the six months ended September 30, 2023 period and continuing presently, we continue to focus on expanding our exploration and production footprint and capabilities by acquiring real property and working interests in oil and gas mineral leases and drilling exploratory wells.

The Company has received an analysis from an independent petroleum consulting company as of March 31, 2023 and 2022. We have impaired certain reserves on our oil and gas properties when necessary pursuant to our full cost ceiling test calculations.

The following is an overview of our oil and gas properties portfolio in Louisiana and Mississippi:

Louisiana properties

-	Blackhawk & Coochie Oil Field

-	Five Mile Bayou Oil Field

-	Lake Ophelia Oil Field

-	Lake St John Oil Field

-	North Bayou Jack Oil Field

-	Tew Lake Oil Field

Mississippi properties:

-	Pisgah Oil Field

-	Horseshoe Lake Oil Field

-	Butler Oil Field

-	Thanksgiving Oil Field

-	2312 Prospect

-	Wildcat Oil Field

Business Update

During the period covered by this Report, the Company has continued its efforts to grow its oil and gas exploration and drilling business. As of November 1, 2023, the Company has 7 productive wells in operation.

As described further below under “Liquidity and Capital Resources,” the Company has also continued pursue capital raising transactions, directly through the sale of its own securities and through WR Fund, as well as through related party advances, to meet its working capital needs and fund its operations and growth initiatives.

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

Oil and Natural Gas Reserves

As of September 30, 2023 all of our proved oil and natural gas reserves were located in the United States, specifically in Mississippi and Louisiana.

For more information on our oil and natural gas reserves, we refer you to our Annual Report on Form 10-K filed with the SEC on June 29, 2023.

Drilling and other exploratory activities

During the six months ended September 30, 2023, we undertook three drilling programs in Holmes County, MS, Concordia Parish, LA and Rankin County, MS.

Present activities

The Company is assessing all of its properties at the present time to determine any future drilling activities to commence.

Delivery commitments

The Company is not currently committed to provide a fixed and determinable quantity of oil and gas in the near future under existing contracts or agreements.

Results of Operations

Results of Operations for the six months ended September 30, 2023 compared to the six months ended September 30, 2022

White River Holdings has included in their historical consolidated financial statements certain operating expenses and other income (expense) from Ecoark that have been allocated to them in the six months ended September 30, 2022 which are part of the Condensed Consolidated Statements of Operations. The allocations represented charges incurred by Ecoark for certain corporate, infrastructure and shared services expenses, including legal, human resources, payroll, finance and accounting, employee benefits, insurance, information technology, telecommunications, treasury, and other expenses. Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount, asset, or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented pursuant to SAB Topic 1.B.1. The allocations may not, however, reflect the expense White River Holdings would have incurred as a standalone company for the periods presented. These costs also may not be indicative of the expenses that White River Holdings will incur in the future or would have incurred if White River Holdings had obtained these services from a third party. There were no allocations in the six months ended September 30, 2023.

Revenues

There were revenues for the six months ended September 30, 2023 of $382,341 compared to the six months ended September 30, 2022 of $356,741, with the increase primarily related the higher average oil prices in 2023 compared to 2022. Production was comparable for the periods presented for the wells that were online.

We expect our revenues to decline as we sold our working interest in Deshotels 24H unless the production for our unevaluated wells that we expect to complete in the coming months produce oil at levels that exceed our current production for the past two years. This is subject to, among other factors, our ability to raise the necessary capital to fund these projects.

Costs and Expenses

The following table shows costs and expenses for the six months ended September 30, 2023 compared to the six months ended September 30, 2022:

	2023	2022
Costs and Expenses
Lease operating expenses	$174,758	$292,543
Salaries and salaries related costs	8,781,467	2,321,066
Professional and consulting fees	2,192,412	319,274
Selling, general and administrative costs	4,286,887	4,114,756
Depreciation, amortization, depletion, accretion and impairment (a)	945,395	6,209,893
	$16,380,919	$13,257,532

Costs and expenses for the six months ended September 30, 2023 totaled $16,380,919 compared to $13,257,532 for the six months ended September 30, 2022. The significant increases from 2022 to 2023 were the result of stock-based compensation of $6,137,955 (included in salaries and salaries related costs), bad debt expense related to joint interest billing receivables and receivables under participation agreements, additional management salaries, and professional fees incurred in 2023 related to our SEC filings, including our registration statement on Form S-1 for Ecoark’s spin-off of our common stock and the PIPE offering which was declared effective by the SEC on September 29, 2023. In addition in 2022, the Company recognized $5,917,843 in goodwill impairment.

(a)	The following is the composition of our depreciation, amortization, depletion, accretion and impairment for the six months ended September 30, 2023 and 2022.

	2023	2022

Impairment – oil and gas reserves	$617,600	$28,265
Impairment - goodwill	-	5,917,843
Depletion	97,996	173,692
Accretion	62,650	35,562
Depreciation	167,149	54,531

	$945,395	$6,209,893

The impairment charges were the result of the ceiling test calculations we perform every quarter. The depletion changes are the result of less wells producing from 2022 to 2023. The depreciation increase in 2023 is the result of the purchase of our own drilling and workover rigs that are being depreciated in 2023 that we did not have in 2022.

We expect our costs and expenses to continue increase in our current fiscal year ending March 31, 2024 as a result of increased drilling projects as well as anticipated increases in stock-based compensation related to the granted RSUs on December 2, 2022 as well more recent equity grants including those in the six months ended September 30, 2023. The Company is currently incurring material start-up costs related to the roll-out of its Fund which is expected to cost approximately $4,000,000 over the next 12 months on a cash basis and also include equity grants which could cost approximately $7,500,000 in non-cash equity compensation over the next five years due to stock grant vesting terms. The Company, however, expects to realize significantly more than that in allowable commission revenue over the next 12 months as these functions are expected to raise up to $50,000,000 in drilling capital for the Company prior to December 31, 2023 based on the offering of the WR Fund. The significant cost relates to salaries, benefits and equity grants to two new key securities salesmen the Company recently hired to spearhead capital raising for the WR Fund. The salaries and related share-based compensation to the two individuals are expected to add approximately $4,000,000 in the remainder of the year ending March 31, 2024.

Other Income (Expense)

The following table shows other income (expense) for the six months ended September 30, 2023 and 2022:

	2023	2022
Change in fair value of derivative liabilities	$(5,919,700)	$-
Derivative expense	(3,263,470)	-
Gain on disposal of fixed assets	173,949	-
Other income	329,039	-
Amortization of original issue discount	(217,141)	-
Amortization of debt discount on convertible note	(709,858)	-
Amortization of discount on Series C Preferred Stock	(1,145,441)	-
Interest expense, net of interest income	(215,187)	(4,123)
	$(10,967,809)	$(4,123)

Total other expense was ($10,967,809) in 2023 compared to other expense of ($4,123) in 2022. The increase was primarily related to the derivative expense related to the warrants issued in connection with the PIPE offering for ($3,263,470), the change in the fair value of the derivative liability of ($5,919,700), and the amortization of debt discount, original issue discount on the convertible note and amortization of discount related to the Series C preferred stock which were partially offset by gains on disposal of fixed assets and miscellaneous income in 2023.

Net Loss

Net loss from continuing operations for the six months ended September 30, 2023 was $26,966,387 as compared to net loss from continuing operations of $12,904,914 for the six months ended September 30 2022. The increase in net loss was primarily due to the items discussed above.

Results of Operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022

White River Holdings has included in their historical consolidated financial statements certain operating expenses and other income (expense) from Ecoark that have been allocated to them in the period July 1, 2022 through July 25, 2022 which are part of the Condensed Consolidated Statements of Operations. The allocations represented charges incurred by Ecoark for certain corporate, infrastructure and shared services expenses, including legal, human resources, payroll, finance and accounting, employee benefits, insurance, information technology, telecommunications, treasury, and other expenses. Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount, asset, or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented pursuant to SAB Topic 1.B.1. The allocations may not, however, reflect the expense White River Holdings would have incurred as a standalone company for the periods presented. These costs also may not be indicative of the expenses that White River Holdings will incur in the future or would have incurred if White River Holdings had obtained these services from a third party. There were no allocations in the three months ended September 30, 2023.

Revenues

There were revenues for the three months ended September 30, 2023 of $186,404 compared to the three months ended September 30, 2022 of $240,279, with the decrease primarily related to fewer wells in production offset by higher oil prices in 2022.

We expect our revenues to decline as we sold our working interest in Deshotels 24H unless the production for our unevaluated wells that we expect to complete in the coming months produce oil at levels that exceed our current production for the past two years. This is subject to, among other factors, our ability to raise the necessary capital to fund these projects.

Costs and Expenses

The following table shows costs and expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022:

	2023	2022
Costs and Expenses
Lease operating expenses	$69,310	$187,095
Salaries and salaries related costs	3,951,516	1,875,461
Professional and consulting fees	1,378,139	272,611
Selling, general and administrative costs	1,472,357	2,780,355
Depreciation, amortization, depletion, accretion and impairment (a)	627,831	6,041,209
	$7,499,153	$11,156,731

Costs and expenses for the three months ended September 30, 2023 totaled $7,499,153 compared to $11,156,731 for the three months ended September 30, 2022. The significant increases from 2022 to 2023 were the result of stock-based compensation of $2,417,091 (included in salaries and salaries related costs), bad debt expense related to joint interest billing receivables and receivables under participation agreements, additional management salaries, and professional fees incurred in 2023 related to our SEC filings, including our registration statement on Form S-1 for Ecoark’s spin-off of our common stock and the PIPE offering. These increases were offset by the changes in depreciation, depletion, accretion and impairment most of which was the impairment of goodwill of $5,917,843 in 2022 as well as decreases in our administrative costs as 2022 was the result of the initial period that the Company was a stand-alone public company, post reverse merger with BitNile Metaverse, Inc.

(a)	The following is the composition of our depreciation, amortization, depletion, accretion and impairment for the three months ended September 30, 2023 and 2022.

	2023	2022

Impairment – oil and gas reserves	$475,635	$-
Impairment - goodwill	-	5,917,843
Depletion	40,185	71,469
Accretion	31,637	17,216
Depreciation	80,374	34,681

	$627,831	$6,041,209

The impairment charges were the result of the ceiling test calculations we perform every quarter. The depletion changes are the result of less wells producing from 2022 to 2023. The depreciation increase in 2023 is the result of the purchase of our own drilling and workover rigs that are being depreciated in 2023 that we did not have in 2022.

We expect our costs and expenses to continue increase in our current fiscal year ending March 31, 2024 as a result of increased drilling projects as well as anticipated increases in stock-based compensation related to the granted RSUs on December 2, 2022 as well more recent equity grants including those in the six months ended September 30, 2023. The Company is currently incurring material start-up costs related to the roll-out its Fund which is expected to cost approximately $4,000,000 over the next 12 months on a cash basis and also include equity grants which could cost approximately $7,500,000 in non-cash equity compensation over the next five years due to stock grant vesting terms. The Company, however, expects to realize significantly more than that in allowable commission revenue over the next 12 months as these functions are expected to raise up to $50,000,000 in drilling capital for the Company prior to December 31, 2023 based on the offering of the WR Fund. The significant cost relates to salaries, benefits and equity grants to two new key securities salesmen the Company recently hired to spearhead capital raising for the WR Fund. The salaries and related share-based compensation to the two individuals are expected to add approximately $4,000,000 in the remainder of the year ending March 31, 2024.

Other Income (Expense)

The following table shows other income (expense) for the three months ended September 30, 2023 and 2022:

	2023	2022
Change in fair value of derivative liabilities	$(3,576,380)	$-
Derivative expense	(835,874)	-
Gain on disposal of fixed assets	173,949	-
Other income	329,039	-
Amortization of original issue discount	(160,787)	-
Amortization of debt discount on convertible note	(351,664)	-
Interest expense, net of interest income	(65,053)	(1,918)
	$(4,486,770)	$(1,918)

Total other expense was ($4,486,770) in 2023 compared to other expense of ($1,918) in 2022. The increase was primarily the derivative expense related to the warrants issued in connection with the PIPE offering for ($835,874), the change in the fair value of the derivative liability of ($3,576,380), and the amortization of debt discount, and amortization of the original issue discount on the convertible note offset by gains on disposal of fixed assets and miscellaneous income in 2023.

Net Loss

Net loss from continuing operations for the three months ended September 30, 2023 was $11,799,519 as compared to net loss from continuing operations of $10,918,370 for the three months ended September 30 2022. The increase in net loss was primarily due to the items discussed above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are revenue generated from operations, levels of accounts receivable and accounts payable and capital expenditures.

Six months ended September 30, 2023 and six months ended September 30, 2022

Net cash (used in) operating activities was $(5,675,710) for the 2023 period, as compared to net cash (used in) operating activities of ($2,689,794) for the 2022 period. Cash used in operating activities for the 2022 period was primarily caused by White River Holdings net loss partially offset by adjustments including depreciation, amortization, depletion and accretion, share-based compensation, bad debt expenses and loss on the disposal of Elysian and Norr as amounts allocated from Ecoark and changes in amounts due to Ecoark. In the 2023 period, the net cash used in operating activities was caused by the net loss offset by non-cash items such as depreciation, depletion, impairment, stock-based compensation, derivative expense and the change in fair value of the derivative liability as well as the net changes in our assets and liabilities that yielded an offset to the loss of approximately $21.8 million.

Net cash (used in) investing activities for the 2023 period was $(803,892) compared to net cash (used in) investing activities of $(89,353) for the 2022 period. In the 2023 period, the cash used in investing activities primarily related to purchases of oil and gas properties, net of asset retirement obligations, and purchases of fixed assets. Net cash used in investing activities in the 2022 period were comprised of proceeds from the sale of oil and gas properties as we sold various leases that had large plugging liabilities, partially offset by purchases of oil and gas properties, net of asset retirement obligations.

Net cash provided by financing activities for the 2023 period was $5,950,213 related to proceeds received from related party advances and our Series C Preferred Stock offset by repayment of long-term debt. Net cash provided by financing activities for the 2022 period was $3,107,454 arising from an increase in cash overdraft and from proceeds received from long-term debt as well as proceeds received from Ecoark of $3,000,000.

Available Cash

As of October 31, 2023, the Company has approximately $59,953 in cash and cash equivalents.

The Company does not have available cash resources to meet its working capital needs for the next 12 months. At September 30, 2023, its current assets were $2,081,708 compared to current liabilities of $33,490,393. To date, we have relied upon related party loans, principally from our Chief Executive Officer, to fund our working capital needs. As of October 31, 2023, we owe related parties a total of $7,000,075. We are relying upon the future results of our two new key executives in selling WR Fund units which in turn will, if successful, raise substantial capital for the WR Fund and at some point eliminate our need to pay their salaries since the commissions payable to them will eliminate the Company’s obligation.

In addition to related party advances and WR Fund’s unit offering, the Company has raised and intends to continue to raise capital through sales of its securities and interests in drilling projects. These offerings are summarized below.

Ecoark had previously entered into a written Participation Agreement with Ault Energy, LLC (“Ault Energy”), a subsidiary of Ault Alliance, Inc. (“Ault”). After we acquired Ecoark’s oil and gas exploration and drilling business, we orally agreed to provide Ault Energy with similar rights. In furtherance of this understanding, we entered into written Participation Agreements with Ault Energy. As a result of delays in Ault Energy meeting its payment obligations, on April 4, 2023 we entered into an agreement with Ecoark and with Ault (dated March 29, 2023) under which the parties agreed we were owed $3.25 million for the participation rights, and Ecoark agreed to pay us up to $3.25 million in exchange for Ault Energy agreeing to the redemption of shares of its preferred stock of Ecoark. As of November 7, 2023, the balance due the Company from Ecoark was $1,380,627 from under this agreement. The sums received were credited to the project on the Company’s mineral lease located in Concordia Parish, Louisiana. In addition, Ault Energy has a payable to the Company of $638,870 relating to other drilling obligations. The Company has reserved both the $1,380,627 and the $638,870 due from Ault Energy as of September 30, 2023.

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

Finally, the Company recently commenced a private placement offering which is intended to serve as a bridge financing to help White River sustain operations until the Broker is able to raise capital for the Company.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Report, all such litigation required to be disclosed has previously been disclosed.

ITEM 1A – RISK FACTORS

See also the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 and Final Prospectus dated September 29, 2023 as filed with the SEC for the Risk Factors applicable to the Company and its securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of equity securities which are responsive to this item have previously been disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	8/12/2022	3.1
3.1(a)	Certificate of Amendment to the Articles of Incorporation	8-K	9/30/2022	3.1
3.1(b)	Certificate of Amendment to the Articles of Incorporation	8-K	9/20/2022	3.1
3.2	Amended and Restated Bylaws of Fortium Holdings Corp.	8-K	8/19/2022	3.1
3.2 (a)	Amendment No. 1 to the Amended and Restated Bylaws	8-K	7/7/2023	3.1
3.3	Certificate of Designation of Series A Convertible Preferred Stock	8-K	7/29/2022
3.3(a)	Certificate of Amendment to the Certificate of Designation of Series A Convertible Preferred Stock	8-K	9/27/2022	3.1
3.3(b)	Certificate of Correction to the Certificate of Designation of Series A Convertible Preferred Stock	8-K	8/25/2022	3.1
3.4	Certificate of Designation of Series B Preferred Stock	8-K	7/29/2022	3.1
3.5	Certificate of Designation of Series C Convertible Preferred Stock	8-K	10/25/2022	3.1
3.6	Certificate of Designation of Series D Convertible Preferred Stock	8-K	10/11/2023	4.1
3.7	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock	8-K	10/24/2023	5.03
4.1	Form of Warrant	8-K	10/25/2022	10.2
10.1	Managing Broker-Dealer Agreement+	8-K	7/19/2023	10.1
10.2	Form of Amended and Restated Limited Partnership Agreement	S-1/A	8/23/2023	10.33
10.3	Amendment to Securities Purchase Agreement dated December 20, 2022+	10-Q	8/11/2023	10.7
10.4	Securities Purchase Agreement+	10-Q	8/11/2023	10.8
10.5	$1,111,111 Senior Secured Convertible Note+	10-Q	8/11/2023	10.9
10.6	Guarantee	10-Q	8/11/2023	10.10
10.7	Security Agreement+	10-Q	8/11/2023	10.11
10.8	Registration Rights Agreement	10-Q	8/11/2023	10.12
10.9	Amendment to Consulting Agreement+	8-K	10/13/2023	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed

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

WHITE RIVER ENERGY CORP

Dated: November 8, 2023	By:	/s/ Randy May
Randy May
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jay Puchir
Jay Puchir
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

