Form 10-Q
period 2023-12-31
White River Energy Corp.
filed 2024-03-15
CIK 1589361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number 000-56617

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

As of March 13, 2024, the issuer had 57,479,436 shares of common stock, $0.0001 par value per share, outstanding.

2

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 (UNAUDITED) AND MARCH 31, 2023

	DECEMBER 31,	MARCH 31,
	2023	2023
	(UNAUDITED)
ASSETS

CURRENT ASSETS:

Cash (including $255,053 and $251,778 in restricted cash)	$6,807,951	$827,790
Accounts receivable, net of allowance for doubtful accounts	73,904	54,854
Accounts receivable - related parties	959,641	957,641
Receivable - Participation Agreement, net of allowance for doubtful accounts	-	1,440,598
Inventories - Crude Oil	3,935	16,821
Prepaid expenses and other current assets	1,375,015	334,264

Total current assets	9,220,446	3,631,968

NON-CURRENT ASSETS:
Property and equipment, net	3,049,681	3,251,432
Right of use asset - operating lease	4,179	100,644
Right of use asset - financing lease	145,711	175,139
Oil and gas properties, full cost-method	-	1,285,177
Unevaluated wells in progress	4,278,084	3,244,653
Other assets	-	630,531

Total non-current assets	7,477,655	8,687,576

TOTAL ASSETS	$16,698,101	$12,319,544

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,880,879	$3,501,283
Accrued liabilities	717,094	406,669
Deferred tax credits	6,475,000	-
Derivative liabilities	-	10,483,371
Deferred drilling costs	-	317,350
Related party advances	942,870	1,182,250
Series C Preferred Stock	-	6,488,178
Convertible notes payable, net of discount	-	972,831
Current portion of long-term debt	90,919	104,950
Current portion of lease liability - operating lease	4,179	108,117
Current portion of lease liability - financing lease	36,199	31,629

Total current liabilities	11,147,140	23,596,628

NON-CURRENT LIABILITIES
Lease liability - operating lease, net of current portion	-	2,119
Lease liability - financing lease, net of current portion	85,908	113,659
Long-term debt, net of current portion	150,940	208,046
Asset retirement obligations	1,001,588	1,463,931

Total non-current liabilities	1,238,436	1,787,755

Total Liabilities	12,385,576	25,384,383

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY - Non-controlling interest	5,013,750	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A - 1,200 shares issued and outstanding	1	1
Series B - no shares issued and outstanding	-	-
Series C - 0 and 205.8726308 shares issued and outstanding	-	-
Series D - 339.663 and 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized and 46,805,994 and 10,166,667 shares issued and 45,586,029 and 10,166,667 shares outstanding	4,681	1,017
Subscription receivable	(725,000)	-
Additional paid in capital	177,166,951	43,453,095
Accumulated deficit	(177,147,858)	(59,768,952)

Total White River Energy Corp stockholders’ deficit	(701,225)	(16,314,839)
Non-controlling interest	-	3,250,000

Total stockholders’ deficit	(701,225)	(13,064,839)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,698,101	$12,319,544

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

	NINE MONTHS ENDED		THREE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2023	2022	2023	2022

REVENUES	$395,411	$616,972	$13,070	$260,231

COSTS AND EXPENSES
Lease operating expenses	187,486	505,228	12,728	212,685
Salaries and salaries related costs	12,660,080	4,861,432	3,878,613	2,540,366
Professional and consulting fees	4,431,541	2,821,430	2,239,129	2,502,156
Selling, general and administrative costs	4,880,578	9,943,659	593,691	4,465,761
Impairment - investment	10,000,000	-	10,000,000	-
Depreciation, amortization, impairment, depletion, and accretion	1,047,046	6,406,201	101,651	196,308

Total costs and expenses	33,206,731	24,537,950	16,825,812	9,917,276

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE)	(32,811,320)	(23,920,978)	(16,812,742)	(9,657,045)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	(78,208,463)	3,451,752	(72,288,763)	3,451,752
Derivative expense	(3,263,470)	(10,124,521)	-	(10,124,521)
Amortization of debt discount - Convertible Note	(913,278)	-	(203,420)	-
Amortization of discount - Series C Preferred Stock	(1,145,441)	-	-	-
Gain on disposal of fixed assets	173,949	2,974,293	-	1,611,151
Gain on disposal of wells	775,267	-	775,267
Other income	329,039	-	-	-
Amortization of original issue discount of convertible note	(217,141)	(6,525)	-	(6,525)
Interest expense, net of interest income	(2,098,048)	(9,108)	(1,882,861)	(4,985)
Total other income (expense)	(84,567,586)	(3,714,109)	(73,599,777)	(5,073,128)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(117,378,906)	(27,635,087)	(90,412,519)	(14,730,173)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(85,848)	-	-
Loss on disposal of discontinued operations	-	(144,654)	-	-
Total discontinued operations	-	(230,502)	-	-

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(117,378,906)	(27,865,589)	(90,412,519)	(14,730,173)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(117,378,906)	$(27,865,589)	$(90,412,519)	$(14,730,173)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	-	-

NET LOSS ATTRIBUTABLE TO WHITE RIVER ENERGY CORP	$(117,378,906)	$(27,865,589)	$(90,412,519)	$(14,730,173)

NET (LOSS) EARNINGS PER SHARE - BASIC
Continuing operations	$(7.80)	$(3.23)	$(3.75)	$(1.70)
Discontinued operations	-	(0.03)	-	-
NET (LOSS) EARNINGS PER SHARE	$(7.80)	$(3.26)	$(3.75)	$(1.70)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (*)	15,042,716	8,557,233	24,087,619	8,671,739

NET (LOSS) EARNINGS PER SHARE - DILUTED	$(7.80)	$(3.26)	$(3.75)	$(1.70)

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (*)	15,042,716	8,557,233	24,087,619	8,671,739

(*)	Since the retroactive treatment is reflected and there were only Series A preferred shares issued in the exchange, no EPS for the prior periods are reflected. The 1,200 Series A convert into 42,253,521 common shares.

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Subscription	Additional Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total

Balance - March 31, 2022	1,200	$1	-	$-	-	$-	$-	$25,660,896	$(16,678,975)	$-	$8,981,922

Advances from Ecoark Holdings, Inc. to White River Holdings Corp, net	-	-	-	-	-	-	-	2,597,455	-	-	2,597,455
Net loss for the period	-	-	-	-	-	-	-	-	(1,986,544)	-	(1,986,544)

Balance - June 30, 2022	1,200	$1	-	$-	-	$-	$-	$28,258,351	$(18,665,519)	$-	$9,592,833

Advances from Ecoark Holdings, Inc. to White River Holdings Corp, net	-	-	-	-	-	-	-	1,297,322	-	-	1,297,322
To reflect the reverse merger of White River Holdings Corp, net	-	-	-	-	8,400,000	840	-	5,963,160	-	-	5,964,000
To record contribution of capital by RiskOn International, Inc.	-	-	-	-	-	-	-	3,000,000	-	-	3,000,000
Stock-based compensation	-	-	-	-	-	-	-	657,935	-	-	657,935
Net loss for the period	-	-	-	-	-	-	-	-	(11,148,872)	-	(11,148,872)

Balance - September 30, 2022	1,200	$1	-	$-	8,400,000	$840	$-	$39,176,768	$(29,814,391)	$-	$9,363,218

Preferred shares issued in PIPE, net of classification as liability	-	-	-	-	-	-	-	-	-	-	-
Common stock issued in consulting agreement	-	-	-	-	1,666,667	167	-	1,666,500	-	-	1,666,667
Stock-based compensation	-	-	-	-	-	-	-	1,069,469	-	-	1,069,469
Net loss for the period	-	-	-	-	-	-	-	-	(14,730,173)	-	(14,730,173)

Balance - December 31, 2022	1,200	$1	-	$-	10,066,667	$1,007	$-	$41,912,737	$(44,544,564)	$-	$(2,630,819)

Balance - March 31, 2023	1,200	$1	-	$-	10,166,667	$1,017	$-	$43,453,095	$(59,768,952)	$3,250,000	$(13,064,839)

Preferred shares issued in PIPE, net of classification as liability	-	-	-	-	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	167,133	17	-	(17)	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	3,720,054	-	-	3,720,054
Net loss for the period	-	-	-	-	-	-	-	-	(15,166,868)	-	(15,166,868)

Balance - June 30, 2023	1,200	$1	-	$-	10,333,800	$1,034	$-	$47,173,132	$(74,935,820)	$3,250,000	$(24,511,653)

Preferred shares issued in PIPE, net of classification as liability	-	-	-	-	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	500,000	50	-	619,950	-	-	620,000
Conversion of Series C Preferred stock to common stock	-	-	-	-	8,465,633	846	(290,000)	9,063,773	-	-	8,774,619
Stock-based compensation	-	-	-	-	-	-	-	2,417,901	-	-	2,417,901
Reclassification of non-controlling interest to temporary equity	-	-	-	-	-	-	-	-	-	(3,250,000)	(3,250,000)
Net loss for the period	-	-	-	-	-	-	-	-	(11,799,519)	-	(11,799,519)

Balance - September 30, 2023	1,200	$1	-	$-	19,299,433	$1,930	$(290,000)	$59,274,756	$(86,735,339)	$-	$(27,748,652)

Preferred shares issued in PIPE, net of classification as liability	-	-	-	-	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	500,000	50	-	424,950	-	-	425,000
Common stock and warrants issued in PIPE	-	-	-	-	17,006,561	1,701	(475,000)	13,212,216	-	-	12,738,917
Common stock issued in joint venture	-	-	-	-	10,000,000	1,000	-	9,499,000	-	-	9,500,000
Series D shares issued for conversion of common stock *	-	-	243.993	-	-	-	-	-	-	-	-
Series D shares issued for services	-	-	95.67	-	-	-	-	530,954	-	-	530,954
Proceeds from subscription receivable	-	-	-	-	-	-	40,000	-	-	-	40,000
Stock-based compensation	-	-	-	-	-	-	-	1,784,840	-	-	1,784,840
Reclassification of derivative liability upon extinguishment of convertible notes	-	-	-	-	-	-	-	92,280,778	-	-	92,280,778
Gain on sale to related parties	-	-	-	-	-	-	-	159,457	-	-	159,457
Net loss for the period	-	-	-	-	-	-	-	-	(90,412,519)	-	(90,412,519)

Balance - December 31, 2023	1,200	$1	339.663	$-	46,805,994	$4,681	$(725,000)	$177,166,951	$(177,147,858)	$-	$(701,225)

*	The Company had converted 1,219,965 shares of common stock into Series D. The common shares are being held by the Company as treasury shares.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022

CASH FLOW FROM OPERATING ACTIVITIES FROM OPERATIONS
Net loss	$(117,378,906)	$(27,865,589)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation, amortization, depletion, accretion and impairment	1,047,046	6,406,201
Share-based compensation	7,922,795	1,727,404
Bad debt	2,206,759	50,895
Fees paid in termination of note payable	-	65,065
Loss on disposal of Norr and Elysian	-	144,654
(Gain) on disposal of fixed assets	(173,949)	(405,052)
(Gain) on disposal of oil and gas properties	(775,267)	-
Impairment of investment on tax credits	10,000,000	-
Change in fair value of derivative liability	78,208,463	(3,451,752)
Common and preferred stock issued for services	1,575,954	1,666,667
Derivative expense	3,263,470	10,124,521
Amortization of discounts - convertible notes	1,130,419	6,525
Expense recorded for advances from related parties	1,757,183	50,000
Commissions expensed for non-controlling interest	78,750	-
Amortization of discount - Series C Preferred Stock	1,145,441	-
Changes in assets and liabilities
Accounts receivable	(945,182)	(290,103)
Accounts receivable - related parties	(2,000)	-
Receivable - Participation Agreement	159,971	(1,597,632)
Inventory	12,886	3,702
Prepaid expenses and other assets	(410,220)	(721,865)
Advances from issuance of tax credits	6,475,000	-
Amortization of right of use asset - operating leases	96,465	107,104
Amortization of right of use asset - financing leases	29,428	5,173
Deferred drilling costs	(317,350)	3,243,153
Contribution from RiskOn International, Inc.	-	3,884,620
Operating lease expense	(105,917)	(115,843)
Accrued payable and accrued liabilities	(332,413)	630,798
Total adjustments	112,047,732	21,534,235
Net cash used in operating activities of continuing operations	(5,331,174)	(6,331,354)
Net cash used in discontinued operations	-	(91,279)
Net cash used in operating activities	(5,331,174)	(6,422,633)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions of oil and gas properties	(1,175,396)	(214,197)
Investments in tax credits	(500,000)	-
Advances on note receivable	-	(200,000)
Payments received from note receivable	-	200,000
Proceeds from the disposal of fixed assets	235,835	-
Proceeds from the sale of oil and gas properties	1,100,000	999,999
Purchase of fixed assets	(4,600)	(1,096,442)
Net cash used in investing activities	(344,161)	(310,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	-	(27,918)
Repayments of advances from related parties	(7,720,489)	-
Advances from related parties	5,723,926	-
Repayment of convertible note	(2,777,776)	-
Proceeds from Series C Preferred Stock, net	1,181,000	4,721,816
Proceeds from RiskOn International, Inc. in acquisition of White River	-	3,000,000
Proceeds from long-term debt	-	145,266
Repayment of long-term debt and note payable	(151,901)	(1,588,561)
Payment of lease liability	(23,181)	(37,941)
Proceeds from purchases of limited partnership interests	1,685,000	-
Proceeds from sale of common stock and warrants in PIPE	12,738,917	-
Proceeds from issuance of convertible note	1,000,000	1,485,000
Net cash provided by financing activities	11,655,496	7,697,662

NET INCREASE IN CASH AND RESTRICTED CASH	5,980,161	964,389

CASH AND RESTRCITED CASH - BEGINNING OF PERIOD	827,790	251,050

CASH AND RESTRICTED CASH - END OF PERIOD	$6,807,951	$1,215,439

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$226,718	$10,841
Cash paid for income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:
Net assets acquired from Fortium Holdings Corp.	$-	$46,157
Bifurcation of derivative liability from convertible note	$-	$923,956
ROU asset acquired for lease liability - financing leases	$-	$189,705
Gain on sale of oil wells to related party	$159,457	$-
Fixed assets acquired for long-term debt and accounts payable	$103,057	$1,587,701
Conversion of Series C Preferred Stock to Common Stock	$8,774,619	$-
Derivative liability recognized in issuance of convertible note	$325,474	$-
Subscription receivable recognized for Series C funding	$290,000	$-
Common stock issued for investment in joint venture	$9,500,000	$-
Derivative liability extinguished upon repayment of convertible note	$92,280,778	$-

WHITE RIVER ENERGY CORP

(FORMERLY FORTIUM HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2023

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

The Company executed a Share Exchange Agreement (the “Exchange Agreement”) on July 25, 2022 and pursuant to the Exchange Agreement that day acquired 100% of the outstanding shares of capital stock of White River Holdings Corp, a Delaware corporation (“White River Holdings” or “Holdings”) from RiskOn International, Inc. (formerly Ecoark Holdings, Inc. (“Ecoark”)), Holding’s sole stockholder. In exchange the Company issued Ecoark 1,200 shares of the newly designated non-voting Series A Convertible Preferred Stock (the “Series A”). The Series A will become convertible into approximately 42,253,521 shares of the Company’s common stock upon such time as (A) the Company has filed a Form S-1, with the Securities and Exchange Commission (the “SEC”) and such Form S-1 has been declared effective (which occurred on September 29, 2023), and (B) Ecoark elects to distribute shares of the Company’s common stock to Ecoark’s stockholders. The Series A has a stated value of $30 million and has a liquidation preference over the common stock and any subsequent series of junior preferred stock equal to the stated value, plus any accrued but unpaid dividends; the Series A, however, does not have any of the voting rights of common stockholders. The transaction was accounted for as a share exchange, whereby Holdings is considered the accounting acquirer. Since the share exchange occurred with a non-shell public company, the transaction included the purchase of the non-controlling interest of Fortium Holdings Corp. Except as expressly indicated in these footnotes to the contrary or where the context clearly dictates otherwise, references to “Fortium Holdings Corp.” refers to the predecessor of the Company before the Holdings share exchange was effected in July 2022.

Holdings has operations in oil and gas, including exploration, production and drilling operations on over 30,000 cumulative acres of active mineral leases Louisiana, and Mississippi.

On July 29, 2022, the Company filed a Certificate of Designation with the Nevada Secretary of State designating a new series of preferred stock as Series B Preferred Stock (the “Series B”). The single authorized share of Series B is entitled to vote with the Company’s common stock as a single class on any matter brought before the stockholders, and the Series B is entitled to a number of votes equal to the greater of (A) 100,000,000 votes, or (B) 50.1% of the Company’s voting power as of the applicable date of determination. Any outstanding Series B will be automatically cancelled upon the Company applying to have its common stock listed on a national securities exchange. As of the date of this Quarterly Report on Form 10-Q (this “Report”), the Series B is unissued. The Series B is intended to enable the Board of Directors to act quickly to react to any potential hostile takeover. The auto-cancellation provision was included because the super-voting rights contained in the Series B would violate the rules of a prospective national securities exchange.

On October 25, 2022, the Company filed a Certificate of Designation of the Rights, Preferences and Limitations (the “Series C Certificate of Designation”) of Series C Convertible Preferred Stock (the “Series C”) with the Nevada Secretary of State. The Series C Certificate of Designation provides for the issuance of up to 1,000 shares of Series C. From October 25, 2022 through March 31, 2023, the Company sold 205.8726308 Units for $5,146,816. In April 2023, the Company sold 45.64 Units for $1,141,000, with each Unit comprised of one share of Series C and one Warrant to purchase 200% of the shares of common stock underlying such share of Series C (the “Units”) at a purchase price of $25,000 per Unit. In addition, the Company sold another 11.6 units ($290,000) to investors, for which $40,000 was received in December 2023 and the remaining $250,000 was received in January 2024, following the effectiveness of the Company’s registration statement on Form S-1 on September 29, 2023. The Warrants may be separately sold by the holders rather than exercised into shares of common stock, and trade on the OTCQB under their own unique ticker symbol. On September 29, 2023, all of the Series C shares that were sold automatically converted into 8,465,633 shares of common stock upon effectiveness of the Company’s Form S-1.

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

On November 27, 2023, the Company formed White River Native CDFI LLC, a Texas limited liability company (“JV Entity”) and entered into an Operating Agreement with our joint venture partner (“JV Partner”) (see Note 3). Under the terms of the Operating Agreement, the Company has full operational control of the JV Entity and owns 100% of the membership interests. The JV Partner is entitled to receive 51% economic benefit in the event of the sale of the JV Entity (with the Company receiving the remaining 49% of such economic benefit), and the JV Partner is entitled to receive 20% net income of the JV Entity prior to any such sale, with the Company receiving the remaining 80% of net income.

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

The Company’s wholly-owned subsidiary, White River Energy Partners Management I, LLC (formerly White River E&P Management 1, LLC) is the general partner and the only managing partner of the White River Energy Partners I, LP (formerly White River E&P 1, LP) (“WR Fund”) has control over the WR Fund, and has the power to deploy the investments from WR Fund into the Company for the various drilling projects they undertake. The name changes became effective May 30, 2023. The Limited Partnership Agreement dated October 31, 2022 was amended by the Amended and Restated Limited Partnership Agreement effective on August 17, 2023 (dated August 15, 2023) (the “Partnership Agreement”). A subsidiary of the Company is the managing partner of WR Fund. The Company’s subsidiary, the managing general partner contributed $100 as a capital contribution, and the remaining ownership held by the other partners are reflected as non-controlling interest (reflected as temporary equity on the condensed consolidated balance sheet commencing with the period ended September 30, 2023). In accordance with ASC 480-10-S99-3A and effective with the August 17, 2023 Limited Partnership Agreement, the Company has concluded that the classification of the non-controlling interest will shift from permanent equity to temporary equity as the Company is now responsible for potentially redeeming the partnership interest in cash should the partners choose this option and subject to cash availability of the Company. This would create a situation where the redemption is not solely within the control of the Company.

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

As discussed in Note 1, the Company formed and consolidated the JV Entity effective November 27, 2023.

Reclassifications

The Company has reclassified certain amounts in the December 31, 2022 condensed consolidated financial statements to be consistent with the December 31, 2023 presentation. These changes had no impact on the Company’s financial position or result of operations for the periods presented.

Cash and Cash Equivalents

Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. The Company maintains balances in financial institutions where deposits exceed the federally insured deposit limit of $250,000. The Company has not experienced any losses from such accounts and does not believe it is exposed to any significant credit risk in cash.

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

There was $97,996 and $284,414 in depletion expense of reserves for the Company’s oil and gas properties for the nine months ended December 31, 2023 and 2022, respectively. In addition, the Company impaired $617,600 and $28,265 during the nine months ended December 31, 2023 and 2022, respectively.

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

The Ceiling is defined as the sum of: (a) the present value, discounted at 10% and assuming continuation of existing economic conditions, of (1) estimated future gross revenues from proved reserves, which is computed using oil and gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements pursuant to Staff Accounting Bulletin (“SAB”) 103, less (2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus, (b) the cost of properties being amortized; plus, (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties. A ceiling test was performed as of December 31, 2023. The Company recognized impairment of $617,600 and $28,265 for the nine months ended December 31, 2023 and 2022, respectively.

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

Accounts Receivable and Concentration of Credit Risk

When the Company records an allowance for doubtful accounts it is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses, credit insurance and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Substantially all of the Company’s accounts receivable result from joint interest billings to its working interest partners. As of December 31, 2023 and March 31, 2023, the Company had established $1,576,694 and $650,562 in allowances for doubtful accounts. The Company has also established a reserve in the amount of $1,280,627 during the nine months ended December 31, 2023, related to a receivable due under participation agreements entered into during the year ended March 31, 2023.

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

Deferred Tax Credits

The Company accounts for their tax credits under ASC 740. Upon purchase of the tax credit, the Company recognizes the acquired credit as a deferred tax asset and measures it under ASC 740. The difference between the purchase price of the credit and the measurement of the acquired credit as a deferred credit. The deferred credit is recognized in income tax expense in proportion to the reversal of the associated deferred tax asset. Reversal of the deferred tax credit is generally included in determining the Company’s estimated annual effective tax rate unless it is acquired in an annual period after the tax year in which it is utilized.

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

Going Concern and Liquidity

The accompanying financial statements for the nine months ended December 31, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The Company has incurred a net loss from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

From October 1, 2023 through December 31, 2023 the Company (i) raised approximately $12,700,000 through the sale of shares of common stock and warrants in a second private placement in public equity (“PIPE”) offering, (ii) raised approximately $1,685,000 in investments into the WR Fund during the three months ended December 31, 2023; and (iii) raised approximately $6,475,000 from proceeds received from the sales of tax credits, which are being treated by the Company as advances for accounting purposes obtained in the joint venture as discussed in Note 3.

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

The following table shows the unaudited pro-forma results for the nine months ended December 31, 2022, as if the acquisitions had occurred on April 1, 2022.

Nine Months Ended December 31, 2022
(Unaudited)
Revenues	$616,972
Net loss	$(27,865,589)
Net loss per share	$(3.23)

The condensed consolidated statements of operations and cash flows represent the operations of Holdings for the nine months ended December 31, 2022 include cost allocations from Holding’s former parent Ecoark as discussed below.

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

NOTE 3: JOINT VENTURE AGREEMENT

On November 22, 2023, the Company entered into JV Agreement with the JV Partner, pursuant to which the JV partner sold the Company $500,000,000 of United States federal income tax credits issued to a Native American tribe (“Credits”) in exchange for certain consideration including profit participation and 10,000,000 shares of the Company’s restricted common stock valued at $9,500,000, subject to the vesting and performance conditions set forth therein as well as a cash payment of $500,000. The JV Agreement provides that if the Company is able to monetize at least part of the Credits within 90 days of its execution (which occurred as described below), the JV Partner shall sell the Company additional Credits of at least $7 billion, which was reduced to $5.5 billion. The 10,000,000 shares of common stock were issued to the JV Partner on November 22, 2023. These shares are restricted and shall vest in accordance with the following vesting schedule:

(i)	2,000,000 shares vested due to the sale of credits (“Credit Sales”) totaling at least $10,000,000 in net proceeds after broker fees;
(ii)	1,000,000 shares vest upon the completion of either $100,000,000 in net proceeds off derived from the establishment of the Company’s use of the Credits as collateral and pledging them towards a credit instrument such as a secured promissory note or secured line of credit (a “Credit Instrument”) or the 1st tranche in Credit Sales yielding at least $100,000,000 in net proceeds after broker fees;
(iii)	1,000,000 shares vest upon the completion of either $100,000,000 in net proceeds off of the Credit Instrument or the 2nd tranche in Credit Sales yielding at least $100,000,000 in net proceeds after broker fees;
(iv)	1,000,000 shares vest upon the completion of either $100,000,000 in net proceeds off of the Credit Instrument or the 3rd tranche in Credit Sales yielding at least $100,000,000 in net proceeds after broker fees;
(v)	1,000,000 shares vest upon the completion of either $100,000,000 in net proceeds off of the Credit Instrument or the 4th tranche in Credit Sales yielding at least $100,000,000 in net proceeds after broker fees;
(vi)	1,000,000 shares vest upon the completion of either $100,000,000 in net proceeds off of the Credit Instrument or the 5th tranche in Credit Sales yielding at least $100,000,000 in net proceeds after broker fees;
(vii)	1,000,000 shares shall vest upon the transfer of the 2nd tranche of $500,000,000 in Credits;
(viii)	1,000,000 shares shall vest upon the transfer of the 3rd tranche of $500,000,000 in Credits; and
(ix)	1,000,000 shares shall vest upon the transfer of the 4th tranche of $500,000,000 in Credits.

The initial $500,000,000 of Credits were transferred in the name of the Company on November 28, 2023. Through December 31, 2023 a total of $5.5 billion in tax credits have been transferred to the Company in two tranches pursuant to the JV Agreement.

Under the JV Agreement, the Company agreed to use the net proceeds from the monetization of the initial $500,000,000 of Credits as follows: (i) first, to pay off all tax liabilities on the Company’s balance sheet (approximately $10,000,000); (ii) second, to fund potential acquisitions and other partnerships and joint ventures (up to $100,000,000); (iii) third, to purchase existing oil production including proven undeveloped reserves (up to $100,000,000); (iv) fourth, to fund a drilling program to extract oil from the Company’s oil and gas mineral leases (up to $240,000,000); and (v) fifth, to enter into midstream operations including crude oil storage tank farm and commodities trading (the remaining net proceeds estimated to be approximately $50,000,000). The Company also agreed, subject to adequate monetization of the Credits, to use commercially reasonable efforts to achieve carbon-neutral status, and thereafter begin the process of achieving carbon-zero status. In addition, the Company agreed to use commercially reasonable efforts to launch a public works program for the benefit of the Native American tribe under the direction of the JV Partner.

The JV Agreement provides for the formation of a joint venture in which the Company formed the JV Entity under the following terms: (i) the Company will own 100% of the membership interests in JV Entity, (ii) the Company will act as or appoint the manager of the JV Entity, (iii) the Company will receive 80% of the net income of the JV Entity with the JV Partner receiving the remaining 20%, (iv) JV Partner will own 51% of the remaining economic benefits of the JV Entity with 49% owned by the Company, (v) the Company will transfer its net ownership in all assets acquired with proceeds from the monetization of the Credits to the JV Entity upon either purchase of the assets or the creation of the division order of working interests at the time of assignment of ownership in economically viable drilled oil wells; and (vi) within two business days after the monetization of all or a portion of the Credits by the Company, the JV Entity will pay the JV Partner a distribution totaling $500,000 in $25,000 quarterly installments over a five year period. The Company also agreed to manage and operate the JV Entity and pay the expenses incident thereto.

Pursuant to the terms in the JV Agreement, the JV Partner transferred $500,000,000 in tax credits on November 28, 2023 into the name and tax identification number of the Company at the United States Treasury. A second tranche of $5,000,000,000 in tax credits was transferred on December 25, 2023 as a result of the Company successfully completing performance requirements by having monetized a portion of the Credits within 90 days of the execution of the JV Agreement.

From November 28, 2023 through December 31, 2023, the Company sold $12,950,000 of Credits and raised $6,475,000 in proceeds from these sales. The Company has engaged two separate law firms each to perform external diligence and issue a legal opinion on the validity of these Credits. One of the firms has noted that it would be prepared to proceed with its legal opinion subject to completion of its initial diligence, while the other firm has noted that it plans to first file a private letter ruling (“PLR”) request on behalf of the Company to the Internal Revenue Service which would provide the Company with additional clarity on the status of these Credits, in addition to a tax opinion. Until either the opinion or the PLR is obtained, the Company has impaired the investment and has reflected the proceeds of $6,475,000 received as deferred tax credits.

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2023 (unaudited) and March 31, 2023:

	December 31, 2023	March 31, 2023
	(unaudited)
Land	$140,000	$140,000
Buildings (39 years)	236,000	236,000
Machinery and equipment (3 to 10 years)	3,179,421	3,141,159
Total property and equipment	3,555,421	3,517,159
Accumulated depreciation and impairment	(505,740)	(265,727)
Property and equipment, net	$3,049,681	$3,251,432

Depreciation expense for the nine months ended December 31, 2023 and 2022 was $247,523 and $123,616, respectively. Depreciation does not include items in fixed assets that are not in service.

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

NOTE 5: OIL AND GAS PROPERTIES

Activity in the nine months ended December 31, 2023 consist of the following:

As of October 1, 2023, the Company sold their entire working interest in the Deshotel 24H #1 well to a third party. The Company is keeping the mineral lease and 3D seismic for future drilling projects and only selling the well bore. The working interest being sold includes the 50% owned by the Company as well as the working interest owned by outside affiliates, specifically Sky 3D LLC, an entity owned and controlled by Randy May, the Company’s Chief Executive Officer, Third Arm LLC, an entity owned and controlled by Mr. May and certain members of his family, and Atikin Investments LLC, an entity owned and controlled by Jay Puchir, the Company’s Chief Financial Officer. The purchase price was $2,000,000. The Company received the proceeds on October 3, 2023. Of the $2,000,000 received, the Company paid the other working interest owners $1,000,000.

On October 1, 2023, Sky 3D, LLC, a company controlled by the Company’s Chief Executive Officer, Randy May, purchased two oil field assets from the Company for $100,000. The Lake St John (Rhodes wells) asset is associated with an ongoing legacy lawsuit involving the Company, the Ravenwood Lands of Louisiana, L.L.C., et. al. v. Chevron U.S. Inc., et. al. litigation, which is more fully described in Note 14: Commitments under “Legal Matters”. The transaction was reviewed and received approval from the Company’s Audit Committee on November 1, 2023.

Activity in the year ended March 31, 2023 consist of the following:

For the nine months ended December 31, 2022, the Company received proceeds of $999,999 from a related party for the sale of wells which were recorded in the full-cost pool.

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

The WR Fund received limited partnership interests during the year ended March 31, 2023 in the amount of $3,244,653 and $1,685,000 in the nine months ended December 31, 2023 for two drilling projects in Louisiana and Mississippi which funds were spent by the Company. These amounts received are reflected in our unevaluated wells in progress as of December 31, 2023. These projects were not completed during the nine months ended December 31, 2023.

The following table summarizes the Company’s oil and gas activities by classification as of December 31, 2023 (unaudited) and March 31, 2023.

Oil and Gas Properties – Full-Cost Method

	December 31, 2023	March 31, 2023
	(unaudited)
Oil and gas properties – full-cost pool	$8,669,804	$14,052,041
Accumulated, depletion and impairment	(8,669,804)	(12,766,864)
Oil and gas properties, net	$-	$1,285,177

There was $97,996 and $284,414 in depletion expense of reserves for the Company’s oil and gas properties for the nine months ended December 31, 2023 and 2022, respectively. In addition, the Company impaired $617,600 and $28,265 during the nine months ended December 31, 2023 and 2022, respectively.

Unevaluated Wells in Progress

The following table summarizes the Company’s unevaluated wells in progress for the nine months ended December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
	(unaudited)	(unaudited)
Balance – beginning of period	$3,244,653	$4,936,352
Exploration costs	1,033,431	-
Assignments	-	(28,265)
Balance – end of period	$4,278,084	$4,908,087

During the nine months ended December 31, 2023, the Company conducted two drilling projects (a) Peabody AMI 12 #18, and (b) Denmiss #1. The Company anticipates completion of these projects in its fourth fiscal quarter ending March 31, 2024. The exploration costs above represent the costs incurred for the nine months ended December 31, 2023 on those two projects. The Company reviews its unevaluated properties at the end of each quarter to determine whether the costs incurred should be transferred to the full-cost pool and thereby subject to amortization.

NOTE 6: ASSET RETIREMENT OBLIGATIONS

In conjunction with the approval permitting the Company to resume drilling in the existing fields, the Company has recorded an asset retirement obligation (“ARO”) based upon the plan submitted in connection with the permit. The ARO results from the Company’s responsibility to abandon and reclaim their net share of all working interest properties and facilities.

The following table summarizes activity in the Company’s ARO for the nine months ended December 31, 2023 and 2022 (unaudited):

	December 31, 2023	December 31, 2022
	(unaudited)	(unaudited)
Balance, beginning of period	$1,463,931	$1,303,751
Accretion expense	83,927	52,063
Reclamation obligations settled	-	-
Disposition due to sale of property	(546,270)	(684,679)
Additions	-	-
Changes in estimates	-	-
Balance, end of period	$1,001,588	$671,135

Total ARO at December 31, 2023 and 2022 shown in the table above consists of amounts for future plugging and abandonment liabilities on our wellbores and facilities based on third-party estimates of such costs, adjusted for inflation for the nine months ended December 31, 2023 and 2022, respectively. These values are discounted to present value at 8% per annum for the nine months ended December 31, 2023 and 2022.

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following as of December 31, 2023 (unaudited) and March 31, 2023.

	December 31, 2023	March 31, 2023
	(unaudited)
Truck loan – Amur Capital (a)	$56,323	$71,342
Truck loan – Mitsubishi (b)	27,026	43,332
Tractor loan – Simmons Bank(c)	32,052	43,873
Loan – Simmons Bank(e)	20,086	25,138
Rig Loan – North Mill(f)	-	94,099
Loan – Amur Capital(d)	30,683	35,212
Auto loan – TD Auto(g)	75,689	-
Total long-term debt	241,859	312,996
Less: current portion	(90,919)	(104,950
Long-term debt, net of current portion	$150,940	$208,046

(a)	On May 13, 2022, entered into long-term secured note payable for $87,964 for two service trucks maturing April 13, 2026. The note is secured by the collateral purchased and accrued interest annually at 11.99% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2023.

(b)	On June 21, 2022, entered into long-term secured note payable for $61,973 for a service truck maturing December 21, 2024. The note is secured by the collateral purchased and accrued interest annually at 11.99% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2023.

(c)	On October 11, 2022, entered into long-term secured note payable for $50,142 for a tractor maturing October 11, 2025. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2023.

(d)	On October 18, 2022, entered into long-term secured note payable for $37,599 for equipment maturing October 18, 2027. The note is secured by the collateral purchased and accrued interest annually at 11.99% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2023.

(e)	In August 2022, entered into long-term note payable in the amount of $28,900 for equipment maturing August 2, 2026. The note is secured by the collateral purchased and interest is accrued at 6.50% with principal and interest due monthly. There is no accrued interest as of December 31, 2023.

(f)	In January 2023, entered into long-term note payable in the amount of $99,000 for a rig maturing January 9, 2026. The note was secured by the collateral purchased and interest is accrued at 7.99% with principal and interest due monthly. The Company received insurance proceeds from the loss incurred on the collateral and paid off this loan in August 2023.

(g)	In June 2023, entered into long-term note payable in the amount of $80,764 for an automobile maturing June 2029. The note is secured by the automobile and interest is accrued at 9.79% with principal and interest due monthly. There is no accrued interest as of December 31, 2023.

The following is a list of maturities as of December 31:

2024	$90,919
2025	67,405
2026	36,177
2027	22,547
2028	16,134
Thereafter	8,677
$241,859

Interest expense on long-term debt during the nine months ended December 31, 2023 and 2022 are $38,252 and $10,841, respectively.

NOTE 8: SENIOR SECURED CONVERTIBLE PROMISSORY NOTE

Convertible Note Transaction

On December 20, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “Purchaser”) whereby the Purchaser lent the Company an aggregate of $1,500,000 in gross proceeds and the Company issued the Purchaser a 10% Original Issue Discount Senior Secured Convertible Promissory Note in the principal amount of $1,666,666.67 (the “Note”). The proceeds were used for working capital and growth capital.

Pursuant to the SPA, the Company, its direct and indirect subsidiaries, and Jay Puchir and Randy May, executive officers of the Company, entered into Guarantee Agreements (the “Guarantee”) with the Purchaser pursuant to which each subsidiary and Messrs. Puchir and May personally guaranteed to the Purchaser the payment of the Note. In addition, Messrs. Puchir and May pledged the shares of the Company’s common stock they hold or have the right to acquire in the anticipated distribution of the Company’s common stock by Ecoark as collateral to secure the Company’s obligations under the Note, and each individual also executed affidavits of confession to that effect. The affidavits of confession signed by Messrs. Puchir and May in connection with their Guarantees permitted the Purchaser to obtain a judgment against them personally upon the occurrence of an event of default without having to file a lawsuit.

The Note was due September 16, 2023. The Note had an interest rate of 12% per annum, payable monthly, subject to an increase to 18% per annum in case of an event of default as provided for therein. In addition, all overdue accrued and unpaid principal and interest were subject to a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law which if applicable accrues daily from the date such principal and interest was due.

The Note was convertible into shares of the Company’s common stock at any time following the issuance date at the Purchaser’s option at a conversion price equal to the lesser of (i) $1.00 per share and (ii) the average of the five-closing prices of the common stock immediately prior to the date of conversion, subject to certain adjustments (including based on the issuance of lower priced securities) and beneficial ownership limitations. Upon an event of default, the Purchaser was entitled to convert the Note at a reduced conversion price equal to 70% of the lowest closing price of the common stock for the 10 prior trading days. The reduction of the exercise price of the Series C warrants would have resulted in a reduction of the conversion price to the Note as well as Note 2 (as described below), however the lender agreed to waive these provisions.

Under the Note, beginning on April 16, 2023 the Company was required to pay monthly installments equal to one-fourth of the original principal amount at 120% of such principal amount, plus accrued but unpaid interest and any other amounts outstanding under the Note, with each payment resulting in a reduction in the principal of the Note at 100% (as compared to 120%). Furthermore, at any time after the issuance date of the Note, the Company had the option, after written notice to the Purchaser, to prepay the Note in an amount equal to 120% of the then outstanding principal amount, plus accrued but unpaid interest and any other amounts outstanding under the Note. The Company was also required to offer to pay the Note at 120% of the principal amount plus any unpaid accrued interest, upon the occurrence of certain events including (i) a change of control or sale of assets, (ii) a sale by the Company of equity or debt securities for gross proceeds to the Company of at least $5 million, and (iii) upon the maturity of the Note. The Company paid $625,000 in April through September 2023, and repaid the balance of the Note on December 8, 2023.

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

On May 10, 2023, the Company entered into an amendment with the holder of the Note dated December 16, 2022, and the designated counterparty under that certain Letter Agreement dated December 16, 2022 pursuant to which the Note and Consulting Agreement (as described below under “Consulting Agreement”) were amended as follows: (A) with respect to the Note, (i) the monthly redemption payment obligation was eliminated, (ii) the mandatory prepayment amount with respect to principal was increased from 120% to 127.5%, or $2,125,000, (iii) the mandatory default amount with respect to principal was increased from 125% to 132.5%, or $2,208,333.34; and (iv) the optional redemption amount with respect to principal was increased from 120% to 127.5%, or $2,125,000; and (B) with respect to the Consulting Agreement, an additional clause was added providing that the consultant shall receive on the date ending 180 days after the date a registration statement filed by the company registering the sale of the shares issuable thereunder is declared effective by the SEC, an additional number of shares of common stock if necessary such that the consultant shall have received a number of shares equal to $1,666,666.67 divided by the price per share of the common stock as of such date.

The conversion terms of the Note required the Company to bifurcate the conversion option from the host and classify the conversion option as a derivative liability under ASC 815. The value of the derivative liability at inception was $923,956.

On August 10, 2023, the Company entered into a second amendment to the SPA and Note pursuant to which the maturity date of the Note was extended to December 16, 2023. In connection with this amendment, the Company also entered into a new SPA with the same lender and borrowed an additional $1 million and issued the lender, a private family trust, an additional Original Issue Discount Convertible Note of $1,111,111 (“Note 2”) and with identical terms as the December 2022 Note. The Company’s Chief Executive Officer and Chief Financial Officer personally guaranteed Note 2 similar to their guarantees of the Note. In addition, the Company agreed to provide the lender with a carried working interest in one or more productive oil wells in an amount to be mutually agreed by the parties, and that if such interest does not result in revenue to the lender of at least $1,111,111 within 24 months from the date of the amendment, to pay the lender the difference between such amount and the amount actually received by the lender pursuant to the carried working interest. Finally, the Company issued the lender participation rights equal to 15% of any future wells drilled. The Company also repaid in full Note 2 on December 8, 2023.

The conversion terms of the Note 2 required the Company to bifurcate the conversion option from the host and classify the conversion option as a derivative liability under ASC 815. The value of the derivative liability at inception was $325,474.

During the nine months ended December 31, 2023, the Company incurred interest expense of $149,123, amortization of original issue discount on the convertible notes of $217,141, and amortization of debt discount of $913,278. Due to the repayment of these notes, the value of the derivative liability just prior to repayment was extinguished and classified as additional paid in capital.

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

The Company entered into an amendment dated September 30, 2023 to the Consulting Agreement dated December 16, 2022, with Centrecourt Asset Management LLC (“Centrecourt”) and Smithline Family Trust I (the “Trust”), pursuant to which the parties agreed as follows: (i) the Consulting Agreement was amended to provide that Centrecourt or its designee(s) are entitled to receive 446,702 shares of common stock and 243.993 shares of a newly designated Series D Convertible Preferred Stock (the “Series D”) convertible into 1,219,965 shares of common stock (subject to adjustment as provided in the Consulting Agreement as amended), rather than 1,666,667 shares of common stock, and (ii) the Trust exchanged 1,219,965 of the shares of common stock it held for the 243.993 shares of Series D issuable under the Consulting Agreement as amended, convertible into an equivalent number of shares of common stock. The 1,219,965 shares of common stock that were previously issued to and subsequently exchanged by the Trust for the corresponding shares of Series D are now being held by the Company as treasury stock. The agreement was executed October 9, 2023, and the Series D was approved by the Board of Directors and filed with the State of Nevada on October 4, 2023. On October 19, 2023, the Company issued 95.67 Series D shares for services valued at $530,954.

NOTE 9: DERIVATIVE LIABILITIES

The Company issued Units consisting of Series C Preferred Stock and Warrants in a PIPE financing (see Note 10) and two Notes payable (see Note 8) in two transactions (“Derivative Instruments”). The Series C Warrants as well as the conversion option on the Notes payable contained characteristics that required the Company to classify them as derivative liabilities. The Derivative Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging.”

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

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each derivative instrument is estimated using the Black-Scholes valuation model. The following assumptions were used during the nine months ended December 31, 2023 and 2022:

	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Expected term	0.20– 5.00 years	0.70 – 0.75 years
Expected volatility	65- 327%	113 - 172%
Expected dividend yield	-	-
Risk-free interest rate	3.60 – 5.55%	4.64 – 4.73%
Exercise price	$0.777 - 1.00	$1.00
Market price	1.09 – $5.00	$0.40 - $1.43

Derivative liabilities as of December 31, 2023 (unaudited) and March 31, 2023 are as follows.

	December 31, 2023	March 31, 2023
	(unaudited)
Fair value of Warrants issued in connection with Series C Preferred Stock (see Note 10)	$-	$9,948,473
Fair value of conversion option on convertible notes payable (see Note 8)	-	534,898
	$-	$10,483,371

Activity related to the derivative liabilities for the nine months ended December 31, 2023 is as follows:

Beginning balance as of March 31, 2023	$10,483,371
Issuances of Series C Warrants – derivative liabilities	3,263,470
Issuance of Note 2 (see Note 8)	325,474
Change in fair value of derivative liabilities	78,208,463
Extinguishment of derivative liability upon repayment of convertible notes	(92,280,778)
Ending balance as of December 31, 2023	$-

The change in fair value of the derivative liability for the nine months ended December 31, 2023 was $78,208,463.

NOTE 10: STOCKHOLDERS’ EQUITY (DEFICIT)

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

From October 19, 2022 through September 30, 2023, the Company entered into Securities Purchase Agreements (each a “Purchase Agreement”) pursuant to which the Company sold 251.5126308 Units to accredited investors, with each Unit consisting of one share of Series C and five-year Warrants to purchase up to 200% of the shares of common stock issuable upon conversion of the Series C, at a purchase price of $25,000 per Unit for a total purchase price of $6,287,816 in the initial Series C Preferred Stock PIPE offering. In addition, the Company sold another 11.6 units ($290,000) to investors, for which $40,000 was received in December 2023 and the remaining $250,000 was received in the first week of January 2024. The $250,000 is reflected as a subscription receivable at December 31, 2023. The Warrants may be separately sold by the holders rather than exercised into shares of common stock, and the Warrants began trading on the OTCQB under their own unique ticker symbol effective December 14, 2023.

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

On October 13, 2023, the Company initiated an offering for a $20,000,000 PIPE (PIPE 2 for shares of common stock and warrants) offering on a best efforts, no minimum basis, to offer up to 25,740,026 units consisting of one share of common stock with 200% warrant coverage, at a price per unit of $0.777. The warrants are five-year warrants with an exercise price of $1.00. The Company has used and intends to use the proceeds of this offering primarily for growth capital, working capital, repayment of indebtedness, the purchase of oil and gas mineral leases, and drilling oil of wells. The Company also plans to use this offering in its efforts to meet the stockholder’s equity requirements needed to uplist to a national securities exchange. On October 24, 2023, Emerson Equity LLC, signed an agreement with the Company, effective October 13, 2023 to serve as the managing broker dealer for this offering. During the period October 13, 2023 through December 31, 2023, the Company raised $13,213,917 under PIPE 2 of which $475,000 was received and deposited in the first week of January 2024 and is reflected as a subscription receivable at December 31, 2023, and issued 17,006,561 shares of common stock and 34,013,122 warrants.

On November 22, 2023, the Company issued 10,000,000 shares of common stock to the JV Partner as discussed in Note 3 under the JV Agreement.

On November 28, 2023, the Company issued 500,000 shares at $0.85 per share ($425,000 total) for consulting services.

Restricted Stock Units

From July 25, 2022 through August 15, 2022, the Company entered into advisor agreements with directors, management and consultants pursuant to which the Company agreed to issue a total of 17,450,000 restricted shares of common stock at prices ranging from $0.71 to $1.25 per share (combined value of $12,604,500). These restricted shares were cancelled and exchanged for the same number of Restricted Stock Units (“RSUs”) with the same terms on December 1, 2022. These issuances represented 11,950,000 shares that are service-based grants ($8,699,500 value) and 5,500,000 shares that are performance-based grants ($3,905,000 value). The performance criteria are based on the average number of gross barrels of oil produced per day (BOPD) ranging from 1,000 to 5,000 BOPD. The service-based grants vest through July 31, 2032. On November 15, 2022, 25,000 of these service-based shares were cancelled as the employee terminated his employment prior to any issuance or vesting of those shares. The RSU grants represented 5,500,000 performance-based RSUs valued at $5,005,000, and 11,925,000 service-based RSUs valued at $10,851,750. The performance-based grants are based on the average number of gross barrels of oil produced per day (BOPD) ranging from 1,000 to 5,000 BOPD; and the service-based grants vest through November 30, 2032.

In the three months ended June 30, 2023, the Company granted 6,150,000 RSUs to advisors and management that are service-based grants that expire at various times through March 31, 2033.

In the three months ended September 30, 2023, the Company granted 2,215,000 RSUs to advisors and management that are service-based grants that expire at various times through September 30, 2028.

In the three months ended December 31, 2023, the Company granted 1,000,000 RSUs to advisors and management that are service-based grants that expire at various times through September 30, 2033. In addition, one of the Company’s officers and directors, Alisa Horgan terminated her service with the Company. Upon the termination and separation agreement, 1,600,000 RSUs were forfeited by Ms. Horgan.

The Company has expensed $7,922,795 (including $225,000 to non-employee directors) in stock-based compensation for the nine months ended December 31, 2023 related to all of the Company’s grants. The Company has unrecognized stock-based compensation of $14,689,750 as of December 31, 2023 that will be expensed through September 30, 2033 for management and advisors.

	RSUs	Weighted Average Grant Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2023	17,425,000	$0.91	5.95	$1,568,250
Granted	9,365,000	1.19	4.75	28,304,900
Vested	(4,710,000)	(1.07)
Exercised	-	-	-	-
Forfeited or expired	(2,150,000)	(0.91)	-	-
Outstanding at December 31, 2023	19,930,000	$1.61	10.70	$78,712,400

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

Conversion Price: The lower of (i) $1.00 and (ii) an amount equal to 80% of the 30-day VWAP of the common stock as reported on the principal market as of the 10th Trading Day immediately preceding the Conversion Date as such price may be adjusted from time-to-time pursuant to the terms hereof, including, without limitation, Section 8 of the Purchase Agreement. All purchases of Series C through September 30, 2023 automatically converted into common stock on September 29, 2023, at a conversion price of approximately $0.777 per share.

Negative Covenants: Certain restrictions are imposed if more than 25% of the Series C is outstanding at any given point of time.

Fundamental Transaction Clause: Present, without the distribution of cash.

Voting Rights: Reserved on “as converted basis.”

The Company recognized amortization of the discount on the issuance of the Series C in the amount of $1,145,441 for the nine months ended December 31, 2023. On September 29, 2023, the Series C automatically converted into common stock and the liability was reclassified to stockholder’s equity.

Series D Convertible Preferred Stock

The Series D has a stated value of $5,000 per share and is convertible into a number of shares of common stock determined by dividing the stated value by the conversion price of $1.00, subject to a 4.99% beneficial ownership limitation which may be increased to 9.99% upon 61 days’ notice. The Series D shares do not carry any voting rights or other special rights or preferences.

The Company entered into an amendment dated September 30, 2023 to the Consulting Agreement dated December 16, 2022, with Centrecourt Asset Management LLC (“Centrecourt”) and Smithline Family Trust I (the “Trust”), pursuant to which the parties agreed as follows: (i) the Consulting Agreement was amended to provide that Centrecourt or its designee(s) are entitled to receive 446,702 shares of common stock and 243.993 shares of a newly designated Series D Convertible Preferred Stock (the “Series D”) convertible into 1,219,965 shares of common stock (subject to adjustment as provided in the Consulting Agreement as amended), rather than 1,666,667 shares of common stock, and (ii) the Trust exchanged 1,219,965 of the shares of common stock it held for the 243.993 shares of Series D issuable under the Consulting Agreement as amended, convertible into an equivalent number of shares of common stock. The 1,219,965 shares of common stock that were previously issued to and subsequently exchanged by the Trust for the corresponding shares of Series D are now being held by the Company as treasury stock. The agreement was executed October 9, 2023, and the Series D was approved by the Board of Directors and filed with the State of Nevada on October 4, 2023.

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

Stock Options

The Company’s Board of Directors approved the adoption of the 2016 Stock-Based Compensation Plan (the “2016 Plan”) on May 12, 2016.

There have been no stock options granted since 2018.

As summary of option activity under the 2016 Plan as of December 31, 2023 and changes during the periods then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at March 31, 2023	60,421	$5.20	4.77
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance outstanding at December 31, 2023	60,421	$5.20	4.02
Exercisable at December 31, 2023	60,421	$5.20	4.02

Warrants

As discussed herein, the Company issued 16,931,148 Warrants in the Series C Offering as of December 31, 2023. These Warrants have a five-year term and $0.777 exercise price as the reduction from $1.00 was triggered by the Subsequent Equity Sales clause in the Series C Warrant Agreement.

In addition, the Company issued 34,013,122 Warrants in the PIPE 2 Offering as of December 31, 2023. Each warrant will be exercisable at $1.00 per share for a period of five years from the earlier of (i) the effectiveness of a registration statement registering the resale of the common stock and warrants of PIPE 2 and (ii) January 1, 2024.

The following table reflects Warrant activity:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2023	13,247,787	$0.777	4.59	$-
Granted	37,696,483	0.978	5.00	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2023	50,944,270	$0.926	4.65	$167,306,752
Exercisable at December 31, 2023	50,944,270	$0.926	4.65	$167,306,752

NOTE 11: LEASES

The Company has adopted ASU No. 2016-02, Leases (Topic 842) and as such accounted for our leases in terms of the right of use assets and offsetting lease liability obligations under this pronouncement. The Company had had only short-term leases through this acquisition. The Company recorded these amounts at present value, in accordance with the standard, using discount rates ranging between 0% and 18.13%. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized straight line over the life of the expected lease term. For the expected term of the lease the Company used the initial terms ranging between 36 and 48 months. Upon the election by the Company to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for re-measurement.

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

The Company’s portfolio of leases contains operating and financing leases. As of December 31, 2023, the value of the unamortized lease right of use asset was $149,980 ($145,711 in financing leases and $4,179 in operating leases) (through maturity at November 2026). As of December 31, 2023, the Company’s lease liability was $126,286 ($122,107 in financing leases and $4,179 in operating leases) (through maturity at November 2026).

Maturity of lease liability for the operating leases for the period ended December 31,
2024	$4,319

Imputed interest	$(140)
Total lease liability	$4,179

Disclosed as:
Current portion	$4,179
Non-current portion	$-

Maturity of lease liability for the financing leases for the period ended December 31,
2024	$55,427
2025	$55,427
2026	$46,189
Imputed interest	$(34,936)
Total lease liability	$122,107

Disclosed as:
Current portion	$36,199
Non-current portion	$85,908

Amortization of the right of use asset for the period ended December 31,
2024	$48,709
2025	$51,667
2026	$49,514

Total	$149,890

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Nine Months ended December 31, 2023	Nine Months ended December 31, 2022
	(unaudited)	(unaudited)
Operating lease expense	$97,045	$108,366

Financing lease expense
Depreciation of capitalized finance lease assets	29,429	5,173
Interest expense on finance lease liabilities	18,390	5,425
	$144,864	$118,964

NOTE 12: RELATED PARTY TRANSACTIONS

On September 1, 2022, the Company assigned 10% working interests in a well to two related parties that are controlled by officers of the Company (Sky3D, LLC, and Atikin Investments LLC) pursuant to the vesting of various performance conditions in the employment contracts of Randy May and Jay Puchir. In addition, two entities related to directors are working interest owners in wells the Company operates. As of December 31, 2023 and March 31, 2023, the Company is owed $414,050 and $683,043, respectively from these entities for their portion of the production expenses over the revenues received. These amounts are monitored closely and fluctuate each month. In addition at December 31, 2023 and March 31, 2023, the Company is owed $545,591 and $274,598 from another related party. Total related parties accounts receivable at December 31, 2023 and March 31, 2023 is $959,641 and $957,641.

The May Family Foundation controls 5.3% of the outstanding common stock of the Company as of December 31, 2023. Additionally, Atikin Investments LLC, an entity which is controlled by Jay Puchir, our Chief Executive Officer, controls 2.3% of the outstanding common stock as of that date. Alisa Horgan, the daughter of Randy May, our new Executive Chairman, became a director and officer of the Company following the Holdings acquisition. Ms. Horgan resigned her positions and as an employee on December 1, 2023. Her husband Richard Horgan was formerly the Company’s Chief Executive Officer and director, and presently serves as the Company’s Senior Vice President of M&A. Mr. May was the Chief Executive Officer and Mr. Puchir was the Chief Financial Officer of Ecoark until they both resigned from their roles with that entity effective January 29, 2024. Each of Messrs. May, Horgan and Puchir disclaim beneficial ownership of the securities held by The May Family Foundation except to the extent of any pecuniary interest therein.

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

Ecoark had previously entered into a written Participation Agreement with Ault Energy, LLC (“Ault Energy”), a subsidiary of Ault Alliance, Inc. (“Ault”). After we acquired Ecoark’s oil and gas exploration and drilling business, we orally agreed to provide Ault Energy with similar rights. In furtherance of this understanding, we entered into written Participation Agreements with Ault Energy. As a result of delays in Ault Energy meeting its payment obligations, on April 4, 2023 we entered into an agreement with Ecoark and with Ault (dated March 29, 2023) under which the parties agreed we were owed $3.25 million for the participation rights, and Ecoark agreed to pay us up to $3.25 million in exchange for Ault Energy agreeing to the redemption of shares of its preferred stock of Ecoark. As of March 18, 2024, the balance due the Company from Ecoark was $1,280,627 under this agreement. The sums received were credited to the project on the Company’s mineral lease located in Concordia Parish, Louisiana. In addition, Ault Energy has a payable to the Company of $695,646 relating to other drilling obligations. The Company has fully reserved both the $1,280,627 and the $695,646 due from Ault Energy as of December 31, 2023.

Based upon Ecoark’s public filings with the SEC, Ecoark has limited cash resources and we are uncertain if it will make any further payments although Ault’s Executive Chairman has in the past assured us Ecoark will pay us. We cannot predict with certainty if and when we will receive the remaining balance due or any portion thereof from Ault for these participation rights.

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

The April 4th agreement was approved by the independent directors of the Company and Ecoark with Mr. May and his daughter abstaining as directors of the Company, and Mr. May also abstained as an Ecoark director.

On April 30, 2023, the Company purchased supplies to be used in the current drilling projects for $183,000 from Sky3D, LLC, an entity controlled by Randy May, our Chief Executive Officer. In lieu of payment to this entity, the Company issued a credit against an account receivable from the entity.

The Company from time to time will borrow amounts from related parties, principally Mr. May and to a lesser extent, its Chief Financial Officer. During the nine months ended December 31, 2023 the Company borrowed $5,723,926 from related parties in non-interest bearing advances, $7,720,489 was repaid, and incurred $1,757,183 in accrued salaries and expenses (including the purchased supplies referenced in the following paragraph) that the related parties paid on behalf of the Company that are due to these related parties. These are considered short-term advances. As of December 31, 2023, the Company owed $942,870 to the related parties.

On July 27, 2023, the Company purchased supplies to be used in the current drilling projects for $389,174 from Sky3D, LLC. The related party agreed to payment for these items to be in the form of a credit to the related party payable the Company has with the related party.

Commencing August 2023, the Company commenced drilling a well that we operate only for Sky3D, LLC pursuant to the Operating Agreement dated August 1, 2023 between the Company and Sky3D, LLC. This was a lease saving operation, and the Board of Directors of the Company approved a credit to the joint interest billing receivable established for amounts previously recognized as proceeds received for the drilling of this particular well. All drilling costs are included in the joint interest billing receivable for Sky 3D, LLC.

On October 1, 2023, Sky 3D, LLC, a related party, purchased two oil field assets from the Company for $100,000. See Note 14: Commitments under “Legal Matters”.

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

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the nine months ended December 31, 2023 and 2022. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

	Level 1	Level 2	Level 3
December 31, 2023
Derivative liabilities	$-	$-	$-

March 31, 2023
Derivative liabilities	$-	$-	$10,483,371

The table in Note 9 shows a reconciliation of the beginning and ending liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended December 31, 2023.

NOTE 14: COMMITMENTS

Participation Agreements

The Company had entered into a number of Participation Agreements with third parties. We refer you to the Annual Report on Form 10-K for the year ended March 31, 2023 filed with the SEC on June 29, 2023 for all Participation Agreements entered into as of March 31, 2023. The Company has not executed any Participation Agreements during the nine months ended December 31, 2023.

White River Fund

The WR Fund financial statements are consolidated with the Company’s Consolidated Financial Statements since a subsidiary of the Company is the general partner of the WR Fund as discussed in Note 1 under “Principles of Consolidation.” The WR Fund is a closed-end private fund where general partners and limited partners invest into WR Fund and the WR Fund then purchases direct working interests in various oil and gas drilling projects of the Company. Subject to available cash, the Company will offer to purchase all outstanding WR Fund partnership interests (other than its subsidiary). The Company has formally committed to purchasing these partnership interests at a PV20 valuation by an independent firm. The PV20 valuation would be the present value of the remaining net cash flows from the WR Fund’s pro rata share of each oil well it has invested in during the term, discounted by 20%. The managing partner of the WR Fund, which is a wholly-owned subsidiary of the Company, shall receive a 10% carried interest, payable starting after all investor partners have received a return of capital. In addition to the offer to purchase, each partner will have the option to remain a partner or exchange the partnership unit for a new partnership in a new fund the Company is offering (if applicable). The Company plans to make the offer within 90 days of 42 months after the termination of the offering, but no later than June 30, 2027.

The WR Fund invested in two drilling projects in the Company during the year ended March 31, 2023. The first drilling project, the Peabody AMI 12 No 18, hit oil in January 2023 and the second oil project, the Denmiss No 1 well was spudded in August 2023. The Company is still evaluating the economic viability of the Peabody AMI 12 No. 18 well.

On July 13, 2023, White River Private Capital Management (the “Manager”) and the WR Fund entered into a Managing Broker-Dealer Agreement (the “Agreement”) with Emerson Equity LLC (the “Broker”), pursuant to which the Broker agreed to serve as the managing broker-dealer to assist in selling partnership units of the WR Fund in a private placement offering for gross proceeds of up to $50,000,000 on a “best efforts” basis. The Broker raised $1,735,000 as of January 31, 2024 in exchange for customary commissions and fees.

Employment Agreements and RSUs

The Company’s Board of Directors approved Executive Employment Agreements pursuant to which our executive officers are entitled to the following compensation and other rights:

Randy May, our Chief Executive Officer, is receiving an annual base salary of $420,000 and has 5,000,000 RSUs with half of the RSUs vesting annually over a five-year period beginning December 1, 2022 and the remainder vesting based on performance metrics set forth in the Agreement. Under his Agreement, Mr. May was also granted the following rights related to the Company’s oil and gas operations:

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

Jay Puchir, our Chief Financial Officer, is receiving an annual base salary of $367,500 and has 5,000,000 RSUs with half of the RSUs vesting annually over a five-year period beginning December 1, 2022 and the remainder vesting based on performance metrics set forth in the agreement. Under his Agreement, Mr. Puchir was also granted the following rights related to the Company’s oil and gas operations:

(A) a 5% overriding royalty interest or carried working interest during the term of his employment.

(B) a 10% Participation Right otherwise identical to Mr. May’s.

Alisa Horgan, our former Chief Administrative Officer and a former member of our Board of Directors and Mr. May’s daughter, received an annual base salary of $180,000, which had increased to $189,000 for the cost of living adjustment and was granted 2,000,000 shares of restricted common stock (since cancelled on December 1, 2022 and was granted 2,000,000 RSUs) with the RSUs vesting annually over a 10-year period. Upon Ms. Horgan’s resignation, 1,600,000 RSUs were forfeited by Ms. Horgan, and she was issued 400,000 shares of common stock.

Mrs. Horgan’s husband, Richard Horgan, Senior Vice President of M&A and our former Chief Executive Officer, is receiving an annual base salary of $210,000, and has 2,000,000 RSUs vesting annually over a 10-year period beginning December 1, 2022.

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

The Company entered into five-year Employment Agreements effective May 2023 with Colin Cosgrove and Zackery Holley. Zackery Holley’s Employment Agreement was terminated effective January 2, 2024. See Note 18.

Mr. Cosgrove, as Chief Executive Officer of the WR Fund Manager, receives a monthly base salary of $85,000 which for the first two years operates as a draw against commissions. This means that if commissions for a given month are less than the draw, Mr. Cosgrove receives no commissions; if the commissions are higher than the draw in a given month, Mr. Cosgrove will receive the difference within five business days. After the first two years he will receive both his monthly base salary and monthly commissions, regardless of whether the commissions are more or less than the salary. The commissions will be 10% of capital raised by the WR Fund. Mr. Cosgrove has the power to allocate the 10% between himself, and any other persons associated with the broker-dealer.

Mr. Holley, as Executive Vice President of the WR Fund Manager, received a monthly base salary of $65,000 until January 2, 2024 when his employment terminated. Mr. Holley received 850,000 shares of common stock which underlined vested RSUs granted under his Employment Agreement.

Mr. Cosgrove is eligible for quarterly bonuses as determined by Mr. Puchir with the approval of Mr. May. Mr. Cosgrove received a grant of 2,500,000 RSUs with 850,000 vested, 200,000 vesting each May beginning in 2024 for four years and the balance of 850,000 RSUs vesting on May 2028, subject in all cases to continued employment on each applicable vesting date. Mr. Cosgrove has 10% participation rights in future wells drilled by the Company except for the WR Fund, which rights apply to future investment partnerships the Company sponsors.

See Note 10 for applicable ASC 718 disclosures related to these grants.

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

On October 1, 2023, Sky 3D, LLC, a company controlled by the Company’s Chief Executive Officer, Randy May, purchased two oil field assets from the Company for $100,000. The Lake St John (Rhodes wells) asset is associated with the lawsuit involving the Company, the Ravenwood Lands of Louisiana, L.L.C., et. al. v. Chevron U.S. Inc., et. al. litigation.

NOTE 15: CONCENTRATIONS

Customer Concentration. Four and four customers accounted for more than 10% of the accounts receivable balance at December 31, 2023 and March 31, 2023 for a total of 88% and 97% of accounts receivable, of which two of the customers in each of the periods have been fully reserved in the allowance for doubtful accounts, respectively. In addition, one and two customers represent approximately 96% and 95% of total revenues for the Company for the nine months ended December 31, 2023 and 2022, respectively.

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

The Company reclassified the following operations to discontinued operations for the nine months ended December 31, 2022.

	2023	2022
Revenue	$-	$212
Operating expenses	-	86,060
Other (income) loss	-	-
Net loss from discontinued operations	$-	$(85,848)

NOTE 17: REDEEMABLE NON-CONTROLLING INTERESTS

The ownership interests of the WR Fund investors Company are classified as non-controlling interests. These non-controlling interests consist of outside parties that have certain redemption rights that, if exercised, require the Company to purchase the parties’ ownership interests. These interests are classified and reported as redeemable non-controlling interests and are reflected as temporary equity on the consolidated balance sheet as of September 30, 2023, and have been adjusted to their approximate redemption values, after the attribution of net income or loss, pursuant to Paragraph 16C of ASC 480-10-S99-3A.

The WR Fund is governed by the Limited Partnership Agreement, which was entered into in October 31, 2022 and was amended and restated on August 17, 2023 pursuant to an Amended and Restated Limited Partnership Agreement dated August 15, 2023. Under the Amended and Restated Limited Agreement, the Company has agreed, subject to its cash availability, to offer to redeem the partnership interest of all investor partners in the WR Fund within 90 days of the earlier of (i) 42 months after termination of the offering, or (ii) June 30, 2027 by purchasing their respective partnership units at a determined value using the “PV20” valuation methodology generated by an independent valuation firm, subject to the cash availability of the Company. The Company had extended the term of the WR Fund’s offering to December 31, 2023. The WR Fund offering closed on December 31, 2023. The partners will have the option to (i) accept the redemption payment, (ii) remain as a partner or (iii) elect to become partners in a subsequent fund formed by us having similar economic terms to the WR Fund by rolling their net redemption amount into such subsequent fund and receiving partnership interests therein in satisfaction of their ownership of the WR Fund.

The reclassification was made at the carrying amount pursuant to Paragraph 12C of ASC 480-10-S99-3A, and subsequently adjusted to the PV20 valuation when the wells are brought online and this valuation can be measured pursuant to Paragraph 15 of ASC 480-10-S99-3A. The Company has presented in temporary equity the initial amount of $3,250,000 pursuant to Paragraph 16e of ASC 480-10-S99-3A. The Company received additional investments in the nine months ended December 31, 2023 totaling $1,685,000, and recognized $78,750 in expenses that were added to the non-controlling interest, which have brought the total of the non-controlling interests to $5,013,750. There have been no further adjustments of this amount since the initial recognition.

NOTE 18: SUBSEQUENT EVENTS

The following events occurred from January 1, 2024 through the date of filing:

Zack Holley resigned effective January 2, 2024. Mr. Holley was issued the 850,000 shares of common stock underlying RSUs he originally received and effectively agreed to forfeit the remainder of 1,650,000 shares of common stock underlying RSUs.

In January 2024, we raised an additional $225,000 from the sale of units in the second PIPE offering which terminated on January 31, 2024 for which 289,579 shares of common stock and 579,158 warrants were issued in January 2024.

Between January 1, 2024 and March 13, 2024, we raised an additional $17,675,000 from the sale of tax credits.

On February 16, 2024, the Company entered into a letter of intent with the JV Partner, as described under Note 3, and a third party intermediary setting forth the terms of the Company’s contemplated purchase of $13 billion of Credits in exchange for $3 million cash, 10 million shares of the Company’s restricted common stock, which will vest upon the receipt of a valid registration number for the Credits from the U.S. Treasury. On February 16, 2024, the Company paid a $1.25 million deposit towards the cash portion of the purchase price to the intermediary, which is in the process of working to provide the Company with a certificate for the Credits as well as a registration number. The transactions contemplated by the letter of intent are subject to negotiation and execution of a definitive purchase agreement with respect to the Credits.

In February 2024, 260.82 shares of Series A Preferred Stock were converted into 9,183,863 common shares.

In February 2024, the Company issued 350,000 shares of common stock for vested RSUs in settlement agreements with certain terminated employees.

In March 2024, the Company (i) amended the compensation and other terms with respect to the Company’s independent directors, (ii) entered into new amended Employment Agreements with the Chief Executive Officer and Chief Financial Officer, (iii) designated 50,000 shares of a new series of preferred stock as “Series E Convertible Preferred Stock,” (iv) sold additional Credits, (v) entered into an agreement in principle to purchase $50 billion of additional Credits, and (vi) received a registration number for certain of the Credits. Each of these matters is described under “Part II – Item 5 – Other Information” in this Report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our joint venture and our ability to monetize the federal income tax credits received thereunder, our prospective purchase of additional tax credits and other potential developments with respect to the tax credits and joint venture, plans and expectations with respect to trends and developments in our oil drilling and related activities, and the sufficiency of our working capital. All statements other than statements of historical facts contained in this Report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include oil and gas price volatility and the continuation of high oil prices, the impact of the SEC’s recently adopted climate change rules on us including enhanced regulatory compliance costs, challenges we will face in connection with our joint venture including potential issues with the tax credits we are monetizing and high costs and resources necessary to pursue carbon-neutral and carbon-zero status particularly given our operations in the oil and gas industry, geopolitical conflicts including those in Israel and Ukraine, inflation and Federal Reserve interest rate increases in response thereto on the economy and the capital markets including a possible recession which could result, the future prices of, and demand for, oil and gas, our ability to efficiently develop our current oil reserves and economically find or acquire additional recoverable reserves, and general risks related to drilling operations, together with those risk factors contained in our final Prospectus dated September 29, 2023 as filed with the SEC, as may be amended or supplemented from time-to-time (File No. 333- 268707). We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Company Overview

White River Energy Corp (“White River” or the “Company”) operates in the oil and gas industry, with a focus on exploration, production and drilling operations on approximately 34,000 cumulative acres of active mineral leases in Louisiana and Mississippi through White River Holdings Corp. (“White River Holdings”).

On November 22, 2023, the Company entered into a joint venture agreement (the “JV Agreement” or the “JVA”) with a third party joint venture partner (the “JV Partner”), pursuant to which the Company has received a total of $5,500,000,000 of United States federal income tax credits issued to a Native American tribe (referred to in this Report as “Credits” or “tax credits”) in exchange for certain consideration including profit participation and 10,000,000 shares of the Company’s restricted common stock, subject to the vesting and performance conditions set forth therein. The Company agreed to certain covenants, undertakings and arrangements under the Joint Venture Agreement, including with respect to the use of proceeds from monetization of the Credits and undertakings to achieve carbon-neutral and carbon-zero status. See Note 3 to the financial statements contained in this Report and below under “Liquidity and Capital Resources.”

On November 27, 2023, the Company formed White River Native CDFI LLC, a Texas limited liability company (“JV Entity”). Under the terms of the Operating Agreement, the Company has full operational control of the JV Entity and owns 100% of the membership interests. The JV Partner is entitled to receive 51% economic benefit in the event of the sale of the JV Entity (with the Company receiving the remaining 49% of such economic benefit), and the JV Partner is entitled to receive 20% net income of the JV Entity prior to any such sale, with the Company receiving the remaining 80% of net income. The JV Entity is consolidated in our financial statements.

On February 16, 2024, the Company entered into a letter of intent with the JV Partner, as described under Note 3, and a third party intermediary setting forth the terms of the Company’s contemplated purchase of $13 billion of Credits in exchange for $3 million cash, 10 million shares of the Company’s restricted common stock, which will vest upon the receipt of a valid registration number for the Credits from the U.S. Treasury. On February 16, 2024, the Company paid a $1.25 million deposit towards the cash portion of the purchase price to the intermediary, which is in the process of working to provide the Company with a certificate for the Credits as well as a registration number. The transactions contemplated by the letter of intent are subject to negotiation and execution of a definitive purchase agreement with respect to the Credits.

The Company has agreed in principle to purchase an additional $50 billion in Credits from the counterparty under the JVA, in exchange for $2 million cash and shares of Series E convertible preferred stock into 50 million shares of common stock, subject to the beneficial ownership limitation. The transaction is subject to negotiation and execution of a definitive purchase agreement with respect to the Credits. On March 12, 2024, the Company received a registration number for the February 16, 2024 purchase and this $50 billion purchase of Credits. The cumulative total of Credits that the Company has received totaled $64 billion. The JV partner has now fulfilled all previous written and verbal agreements to the Company for Credits.

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

Oil and Gas Properties

As of December 31, 2023, our oil and gas acreage was comprised of approximately 34,000 cumulative acres of active mineral leases in Louisiana and Mississippi. During the nine months ended December 31, 2023 period and continuing presently, we continue to focus on expanding our exploration and production footprint and capabilities by acquiring real property and working interests in oil and gas mineral leases and drilling exploratory wells.

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

Business Update

During the period covered by this Report, the Company has continued its efforts to grow its oil and gas exploration and drilling business. As of February 29, 2024, the Company has 5 productive wells in operation. On October 1, 2023, the Company sold interests in 6 productive wells.

As described further below under “Liquidity and Capital Resources,” the Company has also continued to pursue capital raising transactions, directly through the sale of its own securities and through WR Fund, as well as through related party advances, to meet its working capital needs and fund its operations and growth initiatives.

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

Oil and Natural Gas Reserves

As of December 31, 2023 all of our proved oil and natural gas reserves and unevaluated wells in progress were located in the United States, specifically in Mississippi and Louisiana.

For more information on our oil and natural gas reserves, we refer you to our Annual Report on Form 10-K filed with the SEC on June 29, 2023.

Drilling and other exploratory activities

During the nine months ended December 31, 2023, we undertook three drilling programs in Holmes County, MS, Concordia Parish, LA and Rankin County, MS.

Present activities

The Company is assessing all of its properties at the present time to determine any future drilling activities to commence.

Delivery commitments

The Company is not currently committed to provide a fixed and determinable quantity of oil and gas in the near future under existing contracts or agreements.

Results of Operations

Results of Operations for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022

White River Holdings has included in their historical consolidated financial statements certain operating expenses and other income (expense) from RiskOn International, Inc., previously known as Ecoark Holdings, Inc. (“Ecoark”) that have been allocated to them in the nine months ended December 31, 2022 which are part of the Condensed Consolidated Statements of Operations. The allocations represented charges incurred by Ecoark for certain general and administrative expenses. Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount, asset, or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented pursuant to SAB Topic 1.B.1. The allocations may not, however, reflect the expense White River Holdings would have incurred as a standalone company for the periods presented. These costs also may not be indicative of the expenses that White River Holdings will incur in the future or would have incurred if White River Holdings had obtained these services from a third party. There were no allocations in the nine months ended December 31, 2023.

Revenues

There were revenues for the nine months ended December 31, 2023 of $395,411 compared to the nine months ended December 31, 2022 of $616,972, with the decrease primarily related to the sales of wells that occurred in the fiscal quarter ended December 31, 2023 that resulted in less production for the Company, notwithstanding the higher average oil prices in 2023 compared to 2022.

We expect our revenues to decline as we sold our working interest in Deshotels 24H unless the production for our unevaluated wells that we expect to complete in the coming months produce oil at levels that exceed our current production for the past two years.

Costs and Expenses

The following table shows costs and expenses for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022:

	2023	2022
Costs and Expenses
Lease operating expenses	$187,486	$505,228
Salaries and salaries related costs	12,660,080	4,861,432
Professional and consulting fees	4,431,541	2,821,430
Selling, general and administrative costs	4,880,578	9,943,659
Impairment – investment	10,000,000	-
Depreciation, amortization, depletion, accretion and impairment (a)	1,047,046	6,406,201
	$33,206,731	$24,537,950

Costs and expenses for the nine months ended December 31, 2023 totaled $33,206,731 compared to $24,537,950 for the nine months ended December 31, 2022. The significant changes from 2022 to 2023 were primarily the result of stock-based compensation of $7,922,795 (included in salaries and salaries related costs) in 2023 versus $1,727,404 in 2022, bad debt expense related to joint interest billing receivables and receivables under participation agreements of $2,206,759 in 2023, additional management salaries, and professional fees incurred in 2023 related to our SEC filings, including our registration statement on Form S-1 for Ecoark’s spin-off of our common stock and the PIPE offering which was declared effective by the SEC on September 29, 2023 as well as our second PIPE offering in the fiscal quarter ended December 31, 2023 and the impairment of our investment in the JV Entity of $10,000,000. In addition in 2022, the Company recognized $5,917,843 in goodwill impairment.

(a)	The following is the composition of our depreciation, amortization, depletion, accretion and impairment for the nine months ended December 31, 2023 and 2022.

	2023	2022

Impairment – oil and gas reserves	$617,600	$28,265
Impairment – goodwill	-	5,917,843
Depletion	97,996	284,414
Accretion	83,927	52,063
Depreciation	247,523	123,616

	$1,047,046	$6,406,201

The impairment charges were the result of the ceiling test calculations we perform every quarter. The depletion changes are the result of less wells producing from 2022 to 2023. The depreciation increase in 2023 is the result of the purchase of our own drilling and workover rigs that are being depreciated in 2023 that we did not have until the fiscal quarter ended December 31, 2022.

We expect our costs and expenses to continue to increase in our current fiscal year ending March 31, 2024 as a result of an anticipated increase in drilling projects as well as anticipated increases in stock-based compensation related to RSUs granted in December 2022 as well more recent equity grants including those in the nine months ended December 31, 2023. The Company is currently incurring charges on the equity grants which could cost increase our non-cash equity compensation over the next five years due to stock grant vesting terms. The significant cost relates to salaries, benefits and equity grants.

Other Income (Expense)

The following table shows other income (expense) for the nine months ended December 31, 2023 and 2022:

	2023	2022
Change in fair value of derivative liabilities	$(78,208,463)	$3,451,752
Derivative expense	(3,263,470)	(10,124,521)
Gain on disposal of fixed assets	173,949	2,974,293
Other income	329,039	-
Gain on disposal of wells	775,267	-
Amortization of original issue discount	(217,141)	(6,525)
Amortization of debt discount on convertible note	(913,278)	-
Amortization of discount on Series C Preferred Stock	(1,145,441)	-
Interest expense, net of interest income	(2,098,048)	(9,108)
	$(84,567,586)	$(3,714,109)

Total other expense was ($84,567,586) in 2023 compared to other expense of ($3,714,109) in 2022. The increase was primarily related to the non-cash change in the fair value of the derivative liability of ($81,660,215) resulting from changes in our stock price, the non-cash derivative expense related to the warrants issued in connection with the PIPE offering for ($3,263,470), and the non-cash amortization of debt discount, original issue discount on the convertible note and amortization of discount related to the previously outstanding Series C preferred stock (all of which has since automatically converted), which were partially offset by gains on disposal of fixed assets, wells, and other income in 2023 as compared to 2022.

Net Loss

Net loss from continuing operations for the nine months ended December 31, 2023 was $117,378,906 as compared to net loss from continuing operations of $27,635,087 for the nine months ended December 31, 2022. The increase in net loss was primarily due to the non-cash items discussed above.

Results of Operations for the three months ended December 31, 2023 compared to the three months ended December 31, 2022

Revenues

There were revenues for the three months ended December 31, 2023 of $13,070 compared to the three months ended December 31, 2022 of $260,231, with the decrease primarily related to fewer wells in production offset by higher oil prices in 2022.

We expect our revenues to decline in the short term, as we sold our working interest in several wells in October 2023 unless the production for our unevaluated wells that we expect to complete in the coming months produce oil at levels that exceed our current production for the past two years.

Costs and Expenses

The following table shows costs and expenses for the three months ended December 31, 2023 compared to the three months ended December 31, 2022:

	2023	2022
Costs and Expenses
Lease operating expenses	$12,728	$212,685
Salaries and salaries related costs	3,878,613	2,540,366
Professional and consulting fees	2,239,129	2,502,156
Selling, general and administrative costs	593,691	4,465,761
Impairment – investment	10,000,000	-
Depreciation, amortization, depletion, accretion and impairment (a)	101,651	196,308
	$16,825,812	$9,917,276

Costs and expenses for the three months ended December 31, 2023 totaled $16,825,812 compared to $9,917,276 for the three months ended December 31, 2022. The changes from 2022 to 2023 were the result of stock-based compensation of $1,784,840 (included in salaries and salaries related costs) in 2023 versus $1,069,469 in 2022, additional management salaries, and professional fees incurred in 2023 related to our SEC filings and the impairment on the investment in the JV Entity of $10,000,000. These increases were offset by the changes in depreciation, depletion, accretion and impairment most of which was depletion in 2022 as well as decreases in our administrative costs as 2022 was the result of the initial period that the Company was a stand-alone public company, post reverse merger with Ecoark.

(a)	The following is the composition of our depreciation, amortization, depletion, accretion and impairment for the three months ended December 31, 2023 and 2022.

	2023	2022

Depletion	$-	$110,720
Accretion	21,276	16,504
Depreciation	80,375	69,084

	$101,651	$196,308

The depletion changes are the result of less wells producing from 2022 to 2023. The depreciation increase in 2023 is the result of the purchase of our own drilling and workover rigs that are being depreciated in 2023 which we did not have until the middle of the fiscal quarter ended December 31, 2022.

We expect our costs and expenses to continue increase in our current fiscal year ending March 31, 2024 as a result of an anticipated increase in drilling projects as well as anticipated increases in stock-based compensation related to the granted RSUs in December 2022 as well more recent equity grants including those in the nine months ended December 31, 2023. The Company is currently incurring charges on the equity grants which could increase our non-cash equity compensation over the next five years due to stock grant vesting terms. The significant cost relates to salaries, benefits and equity grants.

Other Income (Expense)

The following table shows other income (expense) for the three months ended December 31, 2023 and 2022:

	2023	2022
Change in fair value of derivative liabilities	$(72,288,763)	$3,451,752
Derivative expense	-	(10,124,521)
Gain on disposal of fixed assets	-	1,611,151
Gain on disposal of wells	775,267	-
Amortization of original issue discount	-	(6,525)
Amortization of debt discount on convertible note	(203,420)	-
Interest expense, net of interest income	(1,882,861)	(4,985)
	$(73,599,777)	$(5,073,128)

Total other expense was ($73,599,777) in 2023 compared to other expense of ($5,073,128) in 2022. The increase was primarily the change in the derivative liability in 2023 versus 2022, offset by the derivative expense related to the warrants issued in connection with the PIPE offering in 2022, the amortization of debt discount, and amortization of the original issue discount on the convertible note offset by gains on disposal of fixed assets, disposal of wells, and the added interest expense in 2023 as a result of prepaying the convertible notes.

Net Loss

Net loss from continuing operations for the three months ended December 31, 2023 was $90,412,519 as compared to net loss from continuing operations of $14,730,173 for the three months ended December 31, 2022. The increase in net loss was primarily due to the non-cash items discussed above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are revenue generated from operations, levels of accounts receivable and accounts payable and capital expenditures.

Nine months ended December 31, 2023 and nine months ended December 31, 2022

Net cash (used in) operating activities was $(5,331,174) for the 2023 period, as compared to net cash (used in) operating activities of ($6,422,633) for the 2022 period. In the 2023 period, the net cash used in operating activities was caused by the net loss offset by non-cash items such as depreciation, depletion, impairment, stock-based compensation, derivative expense and the change in fair value of the derivative liability as well as the net changes in our assets and liabilities including the proceeds of $6,475,000 from the sale of tax credits (which are being treated by the Company as advances for accounting purposes) that yielded an offset to the loss of approximately $107.2 million in the 2023 period versus an offset of $16.4 million in the 2022 period.

Cash used in operating activities for the 2022 period was primarily caused by White River Holdings net loss partially offset by adjustments including depreciation, amortization, depletion and accretion, share-based compensation, bad debt expenses, changes in derivative liabilities and derivative expenses and loss on the disposal of two small subsidiaries as amounts allocated from Ecoark and changes in amounts due to Ecoark

Net cash (used in) investing activities for the 2023 period was $(344,161) compared to net cash (used in) investing activities of $(310,640) for the 2022 period. In the 2023 period, the cash used in investing activities primarily related to purchases of oil and gas properties, net of asset retirement obligations, and purchases of fixed assets as well as a $500,000 investment made in purchasing tax credits. Net cash used in investing activities in the 2022 period were comprised of proceeds from the sale of oil and gas properties as we sold various leases that had large plugging liabilities, partially offset by purchases of oil and gas properties, net of asset retirement obligations.

Net cash provided by financing activities for the 2023 period was $11,655,496 related to proceeds received from related party advances, common stock and warrants, purchases of limited partnership interests in the White River Energy Partners 1 Fund, and our Series C preferred stock offset by repayment of long-term debt, including related party advances. Net cash provided by financing activities for the 2022 period was $7,697,662 arising from proceeds received from long-term debt, convertible notes, and the Series C offering as well as proceeds received from Ecoark of $3,000,000.

Available Cash

As of March 13, 2024, the Company has approximately $11,388,283 in cash and cash equivalents.

The accompanying financial statements for the nine months ended December 31, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As described in “Part II – Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds,” from December 27, 2023 through January 31, 2024, the Company raised $13,439,080 in the sale of units consisting of common stock and warrants.

WR Fund’s offering closed on December 31, 2023. While the Company had previously planned to launch a second larger fund, the Company has subsequently determined not to proceed with additional funds, due in part to its inability to acquire a broker-dealer as previously contemplated.

As of March 13, 2024, the Company has sold $48,300,000 of tax credits for total gross proceeds of $24,150,000. Under the JV Agreement, the Company agreed to use the net proceeds from the monetization of the initial $500,000,000 of credits as follows: (i) first, to pay off all tax liabilities on the Company’s balance sheet (approximately $10,000,000 as of the date of the Agreement); (ii) second, to fund potential acquisitions and other partnerships and joint ventures (up to $100,000,000); (iii) third, to purchase existing oil production including proven undeveloped reserves (up to $100,000,000); (iv) fourth, to fund a drilling program to extract oil from the Company’s oil and gas mineral leases (up to $240,000,000); and (v) fifth, to enter into midstream operations including crude oil storage tank farm and commodities trading (the remaining net proceeds estimated to be approximately $50,000,000).

With respect to the JV Entity, under the JV Agreement the JV Partner is entitled to receive 20% of any net profits from the JV Entity, with the Company receiving the remaining 80%.

On February 16, 2024, the Company entered into a letter of intent with the counterparty to the JV Agreement and a third party intermediary setting forth the terms of the Company’s contemplated purchase of $13 billion of United States federal income tax credits in exchange for $3 million cash and 10 million shares of the Company’s restricted common stock, which will vest upon the receipt of a valid registration number for the tax credits from the U.S. Treasury. On February 16, 2024, the Company paid a $1.25 million deposit towards the cash portion of the purchase price to the intermediary, which is in the process of working to provide the Company with a certificate for the tax credits as well as a registration number. The transactions contemplated by the letter of intent are subject to negotiation and execution of a definitive purchase agreement with respect to the Credits. Additionally, on February 22, 2024, the Company received a registration number for the first two tranches of tax credits it received in November 2023 and December 2023 pursuant to the JV Agreement. The Company has hired a Washington, D.C. law firm/lobbying firm to perform due diligence on its behalf with respect to the tax credits, and if possible, issue a tax opinion, which firm is in the process of conducting its review. However, no assurances can be given that such an opinion will be provided, and the tax credits and our transactions involving them remain subject to various risks and uncertainties.

As described under “Part II – Item 5 – Other Information,” the Company has agreed in principle to purchase an additional $50 billion in Credits from the counterparty under the JVA, in exchange for $2 million cash and shares of Series E convertible preferred stock into 50 million shares of common stock, subject to the beneficial ownership limitation. The cumulative total of Credits that the Company has received totaled $64 billion. The JV partner has now fulfilled all previous written and verbal agreements to the Company for Credits.

The Company has raised and intends to continue to raise capital through sales of its tax credits to conduct extensive diligence in the drilling of various projects on their mineral leases.

The Company does not anticipate any further purchases of tax credits.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of equity securities which are responsive to this item have previously been disclosed, except for the following:

From December 27, 2023 through January 31, 2024, the Company raised $13,439,080 by entering into Securities Purchase Agreements (each a “SPA”) with accredited investors (the “Purchasers”) whereby the Purchasers purchased a total of 17,296,115 Units from the Company, with each Unit consisting of one share of the Company’s common stock (for a total of 17,296,115 shares of common stock) and five-year warrants to two shares of Common Stock (the “Warrants”) (for a total of 34,592,230 Warrants), at a purchase price of $0.777 per Unit.

Each Warrant is exercisable at $1.00 per share for a period of five years from the earlier of (i) the effectiveness of a registration statement registering the resale of the common stock issuable upon exercise of such Warrants and (ii) December 31, 2023. The Company also entered into a Registration Rights Agreement with the Purchasers under which the Company agreed to register the sale by the Purchasers of the shares of Common Stock and Warrants by filing a registration statement on Form S-1 within 30 days after the final closing of the offering, and to cause such registration statement to be declared effective within 60 days thereafter.

The net proceeds from the offering, after offering expenses and related costs, will primarily be used for growth capital, working capital, repayment of indebtedness, the purchase of oil and gas mineral leases, and drilling oil of wells.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Amended Employment Agreements and Compensation Terms

On March 8, 2024, the Board of Directors (the “Board”) of the Company approved the following amended compensation and other terms with respect to the Company’s independent directors. In addition, with approval of the Board, the Company entered into new amended Employment Agreements with the Chief Executive Officer and Chief Financial Officer (the “Amended Employment Agreements”). The material terms of these arrangements are summarized below.

Independent Directors

The Board granted each independent director of the Company the following: (i) 1,000,000 restricted stock units (“RSUs”) vesting quarterly at 50,000 RSUs per quarter; and (ii) $300,000 cash fees per year vesting at $75,000 per quarter; in each case for the next 20 quarters subject to continued service as a director on each applicable vesting date.

In addition, the Board granted to each independent director the right to purchase Credits at a purchase price of $0.50 per $1.00 of Credits, provided that each director is limited to purchasing a number Credits amounting to the director’s taxable income for the current or prior year resulting in a net $0 federal tax liability.

Chief Executive Officer and Chief Financial Officer

The Amended Employment Agreements for each of Randy May, the Company’s Chief Executive Officer and Chairman of the Board, and Jay Puchir, the Company’s Chief Financial Officer include the following amended or additional compensation:

(i)	Annual base salary increase to $1,000,000, subject to future sales of at least $25 million of Credits;
(ii)	Signing bonus of $1,000,000, grossed up for applicable federal, state, and local taxes by the Company’s payroll provider, and to be paid on the execution of this agreement;
(iii)	Additional grant of 5,000,000 RSUs vesting in five equal annual increments in accordance with the terms set forth in the Amended Employment Agreements including continued provision of services for the Company;
(iv)	Up to 15% participation rights in oil and gas drilling ventures in which the Company undertakes or participates;
(v)	A one-half of 1% commission on gross proceeds from sales of Credits generated by the applicable executive officer; and
(vi)	The right to purchase Credits at a purchase price of $0.50 per $1.00 of Credits, provided that each such executive be limited to purchasing a number Credits amounting to such executive officer’s taxable income for the current or prior year resulting in a net $0 federal tax liability.

Copies of the Amended Employment Agreements with each such executive officer are filed as Exhibits 10.7 and 10.8 to this Report. The foregoing descriptions do not purport to be complete, and are qualified in their entirety by the complete text of such Amended Employment Agreements, which are incorporated herein by reference.

Designation of Series E Convertible Preferred Stock

On March 13, 2024, following approval of the Board of Directors, the Company filed with the Nevada Secretary of State the Certificate of Designation authorizing the issuance of up to 50,000 shares of Series E Convertible Preferred Stock and setting forth the rights, preferences and limitations of such Series E.

The Series E has a stated value of $5,000 per share, and is convertible into a number of shares of common stock determined by dividing the stated value by the conversion price of $1.00, subject to a 4.99% beneficial ownership limitation which may be increased to 9.99% upon 61 days’ notice. The Series E does not carry any voting rights or other special rights or preferences.

The foregoing description of the terms of the Series E does not purport to be complete and is qualified in its entirety by reference to the full text of Certificate of Designation for the Series E, a copy of which is filed as Exhibit 3.8 to this Report.

Other Officer Appointments

On March 1, 2024, the Company’s Board appointed Jack Corona, as Chief Executive Officer of White River Operating LLC, the Company’s indirect subsidiary, and Elizabeth Boyce as Treasurer of the Company.

Tax Credit Sales

From November 29, 2023 to March 13, 2024, the Company entered into Tax Credit Purchase Agreements (each, an “Agreement”) with third party purchasers pursuant to which the Company sold a total of $48,300,000 of United States federal trust fund tax credits in exchange for $24,150,000, which credits the Company had acquired through a joint venture agreement as previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2023.

Potential Tax Credit Purchase

The Company has agreed in principle to purchase an additional $50 billion in Credits from the counterparty under the JVA, in exchange for $2 million cash and shares of Series E convertible into 50 million shares of common stock, subject to the beneficial ownership limitation. The transaction is subject to negotiation and execution of a definitive purchase agreement with respect to the Credits. On March 12, 2024, the Company received a registration number the third and fourth tranche of Credits totaling $58.5 billion. The cumulative total of Credits that the Company has received or agreed to purchase is $64 billion, which includes the first and second tranches for which a registration number was received on February 22, 2024. The JV partner has now fulfilled all previous written and verbal agreements to the Company for the Credits, and following completion of the transactions described above, the Company does not anticipate purchasing further Credits.

ITEM 6 – EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	8/12/2022	3.1
3.1(a)	Certificate of Amendment to the Articles of Incorporation	8-K	9/30/2022	3.1
3.1(b)	Certificate of Amendment to the Articles of Incorporation	8-K	9/20/2022	3.1
3.2	Amended and Restated Bylaws of Fortium Holdings Corp.	8-K	8/19/2022	3.1
3.2 (a)	Amendment No. 1 to the Amended and Restated Bylaws	8-K	7/7/2023	3.1
3.3	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	1/31/2024	4.1
3.4	Certificate of Designation of Series B Preferred Stock	8-K	7/29/2022	3.1
3.5	Certificate of Designation of Series C Convertible Preferred Stock	8-K	10/25/2022	3.1
3.6	Certificate of Designation of Series D Convertible Preferred Stock	8-K	10/11/2023	4.1
3.7	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock	8-K	10/24/2023	5.03
3.8	Certificate of Designation of Series E Convertible Preferred Stock				Filed
4.1	Form of Warrant	8-K	10/25/2022	10.2
10.1	Amendment to Consulting Agreement+	8-K	10/13/2023	10.1
10.2	Form of Joint Venture Agreement+	8-K	11/29/2023	10.1
10.3	Form of Securities Purchase Agreement+	8-K	12/06/2023	10.1
10.4	Form of Warrant+	8-K	12/06/2023	10.2
10.5	Form of Registration Rights Agreement+	8-K	12/06/2023	10.3
10.6	Form of Tax Credit Purchase Agreement+	8-K	12/07/2023	10.1
10.7	Amended Employment Agreement with Randy May				Filed
10.8	Amended Employment Agreement with Jay Puchir				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed

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

WHITE RIVER ENERGY CORP

Dated: March 15, 2024	By:	/s/ Randy May
Randy May
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jay Puchir
Jay Puchir
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

